Form 10-Q
period 1999-06-27
RUBIOS RESTAURANTS INC
filed 1999-08-11
CIK 1082423

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                  For the quarterly period ended June 27, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934
                            Commission File Number: 000-26125

                            RUBIO'S RESTAURANTS, INC.
             (Exact Name of Registrant as Specified in Its Charter)

        DELAWARE                                       33-0100303
(State or Other Jurisdiction of         (I.R.S. Employer Identification Number)
Incorporation or Organization)

        1902 WRIGHT PLACE, SUITE 300, CARLSBAD, CALIFORNIA 92008
                    (Address of Principal Executive Offices)

                                 (760) 929-8226
              (Registrant's Telephone Number, Including Area Code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days. (1) Yes  X   No
                                                      -----   -----
                                               (2) Yes      No  X
                                                      -----   -----

As of June 27, 1999, there were 8,864,290 shares of the Registrant's common stock, par value $0.001 per share, outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                            RUBIO'S RESTAURANTS, INC.

                                TABLE OF CONTENTS

                                                                                        Page
                                                                                        ----
PART I    FINANCIAL INFORMATION

Item 1.          Financial Statements

                        Consolidated Balance Sheets at
                             June 27, 1999 and December 27, 1998                          3

                        Consolidated Statements of Operations for the
                             thirteen weeks ended June 27, 1999 and June
                             28, 1998 and twenty-six weeks ended June 27,
                             1999 and June 28, 1998                                       4

                        Consolidated Statements of Cash Flows for the
                             twenty-six weeks ended June 27, 1999 and June 28, 1998       5

                        Notes to Consolidated Financial Statements                        6

Item 2.          Management's Discussion and Analysis of Financial
                        Condition and Results of Operations                               8

Item 3.          Quantitative and Qualitative Disclosures About Market Risk              17


PART II   OTHER INFORMATION

Item 1.          Legal Proceedings                                                       18

Item 2.          Changes in Securities and Use of Proceeds                               18

Item 3.          Defaults Upon Senior Securities                                         18

Item 4.          Submission of Matters to a Vote of Security Holders                     18

Item 5.          Other Information                                                       19

Item 6.          Exhibits and Reports on Form 8-K                                        19

Signatures                                                                               20

PART 1 - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                            RUBIO'S RESTAURANTS, INC.
                      UNAUDITED CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)

                                                                                    June 27,       December 27,
                                                                                     1999              1998
                                                                                    --------       ------------
                                                                                                    (audited)
ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                                                        $20,178          $   787
   Short-term investments                                                             1,355            2,722
   Other receivables                                                                    130              170
   Income taxes receivable                                                               99               99
   Inventory                                                                            479              360
   Prepaid expenses                                                                     542              295
   Deferred income taxes                                                                 57               53
                                                                                    -------          -------
     Total current assets                                                            22,840            4,486

INVESTMENTS                                                                           4,208            3,391
PROPERTY- net                                                                        22,000           17,133
OTHER ASSETS                                                                            450              347
DEFERRED INCOME TAXES                                                                   394              394
                                                                                    -------          -------

TOTAL                                                                               $49,892          $25,751
                                                                                    -------          -------
                                                                                    -------          -------

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   Accounts payable                                                                 $ 4,086          $ 2,943
   Accrued expenses and other liabilities                                             2,922            2,150
   Current portion of long-term debt                                                      -              743
   Income taxes payable                                                                 265              105
                                                                                    -------          -------
     Total current liabilities                                                        7,273            5,941

DEFERRED RENT                                                                           952              805
LONG-TERM DEBT                                                                            -            1,114
                                                                                    -------          -------
     Total liabilities                                                                8,225            7,860



COMMITMENTS AND CONTINGENCIES (NOTE 3)
REDEEMABLE CONVERTIBLE PREFERRED STOCK:
   Series B redeemable ($4.04 per share liquidation preference), $.001 par value, 1,092,007 shares authorized, issued
     and outstanding in 1998                                                              -            3,409
   Series C redeemable ($6.27 per share liquidation preference),
     $.001 par value, 793,640 shares authorized, issued
     and outstanding in 1998                                                              -            4,254
   Series D redeemable ($7.77 per share liquidation preference),
     $.001 par value, 1,524,595 shares authorized, 1,452,491
     issued and outstanding in 1998                                                       -           10,032
                                                                                    -------          -------

     Total redeemable convertible preferred stock                                         -           17,695


STOCKHOLDERS' EQUITY
   Convertible preferred stock Series A ($2.00 per share liquidation preference), $.001 par value,  1,973,395 shares authorized,
     1,924,747 issued and outstanding in 1998                                             -                2
    Preferred Stock, $.001 par value, 5,000,000 shares authorized,
      no shares issued and outstanding                                                    -                -
   Common stock, $.001 par value, 75,000,000 shares authorized,
     1,048,600 issued and outstanding in 1998 and 8,864,290 issued
     and outstanding in 1999                                                              9                1
   Paid-in capital                                                                   41,137                -
   Deferred compensation                                                                 55               23
   Accumulated other comprehensive income                                                39               44
   Retained earnings                                                                    427              126
                                                                                    -------          -------
         Total stockholders' equity                                                  41,667              196
                                                                                    -------          -------
TOTAL                                                                               $49,892          $25,751
                                                                                    -------          -------
                                                                                    -------          -------

            See notes to unaudited consolidated financial statements.

                            RUBIO'S RESTAURANTS, INC.
                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)

                                                       For the 13 Weeks Ended                 For the 26 Weeks Ended
                                                     ---------------------------           ---------------------------
                                                     June 27,           June 28,            June 27,          June 28,
                                                       1999               1998                1999              1998
                                                     --------           --------           --------           --------
SALES                                                $ 16,322           $ 10,907           $ 30,705           $ 20,124
COSTS AND EXPENSES:
   Cost of sales                                        4,716              3,180              8,963              5,851
   Restaurant labor, occupancy and other                8,112              5,433             15,366             10,328
   General and administrative expenses                  2,009              1,488              4,084              2,916
   Depreciation and amortization                          714                482              1,355                908
   Pre-opening expenses                                   168                 42                262                 93
                                                     --------           --------           --------           --------

OPERATING INCOME                                          603                282                675                 28
OTHER INCOME (EXPENSE):
   Interest and investment income                         102                124                165                261
   Interest expense                                       (48)               (73)              (103)              (131)
   Miscellaneous expense                                    -                 (9)                 -                 (7)
   Gain (loss) on disposal/sale of property                 -                 (2)                (5)                 4

                                                     --------           --------           --------           --------
        Total other income                                 54                 40                 57                127
                                                     --------           --------           --------           --------

INCOME BEFORE INCOME TAXES                                657                322                732                155
INCOME TAX (EXPENSE) BENEFIT                             (263)                25               (293)                12
                                                     --------           --------           --------           --------

NET INCOME                                           $    394           $    347           $    439           $    167
                                                     --------           --------           --------           --------
                                                     --------           --------           --------           --------

NET INCOME (LOSS) ATTRIBUTABLE TO
COMMON STOCKHOLDERS:
   Basic                                             $    342           $    260           $    301           $     (7)
                                                     --------           --------           --------           --------
                                                     --------           --------           --------           --------

   Diluted                                           $    342           $    347           $    301           $     (7)
                                                     --------           --------           --------           --------
                                                     --------           --------           --------           --------

HISTORIC NET INCOME (LOSS) PER SHARE:

   Basic                                             $   0.05           $   0.25           $   0.04           $  (0.01)
                                                     --------           --------           --------           --------
                                                     --------           --------           --------           --------

   Diluted                                           $   0.05           $   0.05           $   0.04           $  (0.01)
                                                     --------           --------           --------           --------
                                                     --------           --------           --------           --------

HISTORIC SHARES USED IN CALCULATING
   HISTORIC NET INCOME (LOSS) PER SHARE:


   Basic                                                7,327              1,029              6,840              1,021
                                                     --------           --------           --------           --------
                                                     --------           --------           --------           --------

   Diluted                                              7,603              6,399              7,081              1,021
                                                     --------           --------           --------           --------
                                                     --------           --------           --------           --------

            See notes to unaudited consolidated financial statements.

                            RUBIO'S RESTAURANTS, INC.
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                           For the 26 Weeks Ended
                                                                       --------------------------------
                                                                       June 27, 1999      June 28, 1998
                                                                       -------------      -------------
OPERATING ACTIVITIES:
    Net income                                                           $    439           $    167
    Adjustments to reconcile net income to net cash
      provided by operating activities:
      Depreciation and amortization                                         1,355                908
      Deferred compensation                                                    32                 15
      (Gain) loss on disposal/sale of property                                  4                 (4)
      Changes in assets and liabilities:
        Other receivables                                                      40                (18)
        Income taxes receivable                                                 -                (36)
        Inventory                                                            (119)               (50)
        Prepaid expenses                                                     (247)               (76)
        Other assets                                                         (103)              (129)
        Deferred income taxes                                                  (8)                 -
        Accounts payable                                                    1,143                241
        Accrued expenses and other liabilities                                772                875
        Income taxes payable                                                  160                 22
        Deferred rent                                                         147                 92
                                                                         --------           --------
           Cash provided by operating activities                            3,615              2,007

INVESTING ACTIVITIES:
    Proceeds from sale of property                                             13                  7
    Purchase of property                                                   (6,239)            (2,426)
    Purchases of investments                                              (18,734)            (9,844)
    Sales and maturities of investments                                    19,283             11,614
                                                                         --------           --------
           Cash used for investing activities                              (5,677)              (649)

FINANCING ACTIVITIES:
    Proceeds from initial public offering                                  26,111                  -
    Proceeds from line of credit borrowing                                  1,000                  -
    Stock offering costs                                                   (2,844)                (4)
    Principal payments on long-term debt                                   (1,856)              (334)
    Payments under line credit                                             (1,000)                 -
    Proceeds from exercise of stock options                                    42                  4
                                                                         --------           --------
           Cash provided by (used for) financing activities                21,453               (334)

INCREASE IN CASH AND CASH EQUIVALENTS                                      19,391              1,024
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                              787                866
CASH AND CASH EQUIVALENTS AT END OF PERIOD                               $ 20,178           $  1,890
                                                                         --------           --------
                                                                         --------           --------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
    Cash paid for interest                                               $    155           $    120
                                                                         --------           --------
                                                                         --------           --------
    Cash paid for income taxes                                           $    133           $      2
                                                                         --------           --------
                                                                         --------           --------
SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND
FINANCING ACTIVITIES:
    Holding losses on available-for-sale investments, before tax         $      8           $      -
                                                                         --------           --------
                                                                         --------           --------

            See notes to unaudited consolidated financial statements.

                           RUBIO'S RESTAURANTS, INC.
             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.      BASIS OF PRESENTATION

        The accompanying consolidated financial information has been prepared by Rubio's Restaurants, Inc. and its wholly-owned subsidiary (collectively, the "Company") without audit, in accordance with the instructions to Form 10-Q and therefore does not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in accordance with generally accepted accounting principles.

        UNAUDITED INTERIM FINANCIAL DATA - In the opinion of management, the unaudited consolidated financial statements for the interim periods presented reflect all adjustments, consisting of only normal recurring accruals, necessary for a fair presentation of the financial position and results of operations as of and for such periods indicated. These consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Form S-1 for the year ended December 27, 1998. Results for the interim periods presented herein are not necessarily indicative of results which may be reported for any other interim period or for the entire fiscal year.

2. BALANCE SHEET DETAILS AS OF JUNE 27, 1999 AND DECEMBER 27, 1998 (in thousands):

                                                               1999               1998
                                                             --------           --------
   PROPERTY - at cost:
   Building and leasehold improvements                       $ 13,481           $ 11,209
   Equipment and furniture                                     13,806             10,319
   Construction in process and related costs                    1,023              1,060
                                                             --------           --------
                                                               28,310             22,588
   Less:  accumulated depreciation and amortization            (6,310)            (5,455)
                                                             --------           --------
                                                             --------           --------
   Total                                                     $ 22,000           $ 17,133
                                                             --------           --------
                                                             --------           --------

   ACCRUED EXPENSES AND OTHER LIABILITIES:
   Compensation                                              $  1,284           $  1,069
   Sales taxes                                                    422                334
   Vacation pay                                                   308                248
   Unearned usage allowance                                       397                206
   Other                                                          511                293
                                                             --------           --------
   Total                                                     $  2,922           $  2,150
                                                             --------           --------
                                                             --------           --------

3.      LONG-TERM DEBT AND CREDIT FACILITIES

        TERM LOAN - On April 1, 1999, the Company amended the Revolving Credit and Term Loan Agreement (the "Term Loan"). The amendment eliminated the provision to prepay the Term Loan including interest not later than 90 days after the completion of an initial public offering. The amendment also provided for a decrease in the interest rate, at the election of the Company, to a bank reference rate plus 0.75% or an adjusted LIBOR plus 3.0% per annum. Principal and interest payments are due in quarterly installments through April 1, 2001. On May 27, 1999, the Company paid off its debt under the Term Loan.

        REVOLVING LINE OF CREDIT - On April 1, 1999, the Company amended the Revolving Credit and Term Loan Agreement (the "Credit Line"). The amendment decreased the rate for any unused commitment fees to 0.375%. In addition, the amendment provided for a decrease in the interest rate, at the election of the Company, to a bank reference rate plus 0.75% or an adjusted LIBOR plus 3.0% per annum. Principal and interest payments due under the Credit Line are payable before or upon maturity

                            RUBIO'S RESTAURANTS, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

on May 12, 2001. On April 9, 1999, the Company borrowed $1.0 million against the Credit Line, and on May 27, 1999, the Company paid down the Credit Line. As of June 27, 1999, there were no borrowings against the Credit Line.

4.      INITIAL PUBLIC OFFERING

        The Company completed its initial public offering on May 21, 1999 (the "Offering"). The Offering resulted in the issuance of 2,486,748 shares of common stock at $10.50 per share, resulting in net proceeds to the Company of approximately $23 million. Upon consummation of the Offering, 3,338,138 shares of redeemable convertible preferred stock were automatically converted into 3,338,138 shares of common stock, and 39,555 shares of common stock were issued upon the exercise of certain outstanding warrants. In addition, 1,924,747 shares of Series A convertible preferred stock were converted into 1,924,747 shares of common stock. Upon conversion of the preferred stock, all preferred stock dividends and other rights previously assigned ceased.

5.      EARNINGS PER SHARE

        Reconciliation of basic and diluted earnings per share in accordance with Statement of Financial Accounting Standards No. 128 is as follows (in thousands, except per share amounts):

                                                                  13 Weeks Ended                     26 Weeks Ended
                                                             -------------------------           -------------------------
                                                             June 27,          June 28,          June 27,          June 28,
                                                              1999              1998              1999              1998
                                                             -------           -------           -------           -------
Numerator
 Basic:
 Net Income                                                  $   394           $   347           $   439           $   167
 Accretion on redeemable convertible preferred stock             (52)              (87)             (138)             (174)
                                                             -------           -------           -------           -------

        Net income (loss) attributable to common
        stockholders                                             342               260               301                (7)

Diluted:
   Reversal of accretion on redeemable convertible
   preferred stock                                                 -                87                 -                 -
                                                             -------           -------           -------           -------
       Net income (loss) attributable to common
       stockholders                                          $   342           $   347           $   301           $    (7)
                                                             -------           -------           -------           -------
                                                             -------           -------           -------           -------

Denominator
 Basic:
      Weighted average common shares outstanding               7,327             1,029             6,840             1,021

Diluted:
Effect of dilutive securities:
     Common stock options                                        276               108               241                 -
     Conversion of convertible preferred stock                     -             5,262                 -                 -
                                                             -------           -------           -------           -------
          Total weighted average common and potential
          common shares
                                                             -------           -------           -------           -------
          Outstanding                                          7,603             6,399             7,081             1,021
                                                             -------           -------           -------           -------
                                                             -------           -------           -------           -------

Earnings (loss) per share
      Basic                                                  $  0.05           $  0.25           $  0.04           $ (0.01)
                                                             -------           -------           -------           -------
                                                             -------           -------           -------           -------
      Diluted                                                $  0.05           $  0.05           $  0.04           $ (0.01)
                                                             -------           -------           -------           -------
                                                             -------           -------           -------           -------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This discussion may contain forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from the results discussed in such forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in "Risks Factors" below. We undertake no obligation to release publicly the results of any revisions to these forward-looking statements to reflect events or circumstances arising after the date hereof.

RECENT DEVELOPMENTS

     In May 1999, we completed our initial public offering (the "Offering") of 2,486,748 shares of common stock, providing us with proceeds, net of underwriting fees and offering expenses, of $23,266,946.

OVERVIEW

     We opened our first high-quality, quick-service Mexican restaurant in 1983, and grew steadily through 1994, at which time we operated 17 units. We accelerated the number of restaurant openings in recent years, going from six new restaurants opened in 1995 to 16 in 1998. We continue to accelerate the number of restaurant openings, with 20 additional units to be opened in 1999 and 36 new units planned in 2000. We have opened 12 new restaurants so far in 1999 through June 27, 1999.

     As a result of our rapid expansion, period to period comparisons of our financial results may not be meaningful. When a new unit opens, it will typically incur higher than normal levels of food and labor costs until new personnel gain experience. Hourly labor schedules are gradually adjusted downward during the first three months of a restaurant opening, in order to reach operating efficiencies similar to those at established units. In calculating comparable restaurant sales, we introduce a restaurant into our comparable restaurant base once it has been in operation for 15 calendar months.

     Sales represents gross sales less sales taxes, coupons and other discounts. Cost of sales is composed of food, beverage and paper supply expenses. Components of restaurant labor, occupancy and other expenses include direct hourly and management wages, bonuses, fringe benefit costs, rent and other occupancy costs, advertising and promotion, operating supplies, utilities, maintenance and repairs and other operating expenses.

     General and administrative expenses include all corporate and administrative functions that support existing operations and provide infrastructure to facilitate our future growth. Components of this category include management, supervisory and staff salaries and employee benefits, travel, information systems, training, corporate rent and professional and consulting fees.

     Pre-opening costs, which are expensed as incurred, consist of the costs of hiring and training the initial workforce, travel, the cost of food used in training, the cost of the initial stocking of operating supplies and other direct costs related to the opening.

     We have leased all of our facilities, except for one building, in order to minimize the cash investment associated with each unit. The majority of our leases are for 10-year terms and include options to extend the terms. The majority of our leases also include both fixed rate and percentage-of-sales rent provisions.

     We use a 52- or 53-week fiscal year ending on the Sunday nearest December 31. The six-month periods ended June 28, 1998 and June 27, 1999 each consisted of 26 weeks. The three-month periods ended June 28, 1998 and June 27, 1999 each consisted of 13 weeks.

RESULTS OF OPERATIONS

        Our operating results for the 13 weeks, expressed as a percentage of sales, were as follows:

                                                                 For 13 Weeks Ended
                                                           ------------------------------
                                                            June 27,             June 28,
                                                              1999                 1998
                                                           ---------            ---------
Sales (in thousands)                                       $  16,322            $  10,907
Costs and expenses:
            Cost of sales                                       28.9%                29.2%
            Restaurant labor, occupancy and other               49.7                 49.8
            Depreciation and amortization                        4.4                  4.4

            General and administrative expenses                 12.3                 13.6
            Pre-opening costs                                    1.0                  0.4
                                                           ---------            ---------
Operating income                                                 3.7                  2.6
Interest income, net                                             0.3                  0.5
Miscellaneous income                                               -                  0.1
Gain (loss) on disposal/sale of property                           -                    -
                                                           ---------            ---------

Income before income taxes                                       4.0                  3.0
Income tax (expense) benefit                                    (1.6)                 0.2
                                                           ---------            ---------
Net income                                                       2.4%                 3.2%
                                                           ---------            ---------
                                                           ---------            ---------

13 WEEKS ENDED JUNE 27, 1999 COMPARED TO THE 13 WEEKS ENDED JUNE 28,
1998

        Results of operations reflect a full 13 weeks of operations for 64 restaurants and 46 restaurants for the periods ended June 27, 1999 and June 28, 1998, respectively. Results of operations also reflect a partial period of operations for 7 and 3 restaurants for the 13 weeks ended June 27, 1999 and June 28, 1998, respectively.

SALES. Sales increased $5.4 million, or 49.7%, to $16.3 million for the 13 weeks ended June 27, 1999 from $10.9 million for the 13 weeks ended June 28, 1998. This increase was principally due to the $2.6 million in sales generated by a full quarter of operations from the 16 units opened in 1998, which have been opened for less than 15 months, combined with the $2.2 million from the 12 units opened during 1999. In addition, comparable unit sales increased $641,000, or 6.5%. The comparable unit sales increase primarily was driven by the success of our Tequila Shrimp Burrito and Lobster Burrito promotions. We also introduced a price increase of approximately 1.5% at the beginning of 1999.

COST OF SALES. Cost of sales as a percentage of sales decreased to 28.9% in the 13 weeks ended June 27, 1999 from 29.2% in the 13 weeks ended June 28,
1998 primarily due to decreases in beverage and paper supply costs.

RESTAURANT LABOR, OCCUPANCY AND OTHER. Restaurant labor, occupancy, and other decreased as a percentage of sales to 49.7% for the 13 weeks ended June
27, 1999 from 49.8% in the 13 weeks ended June 28, 1998. The decrease as a percentage of sales is primarily a function of leveraging our fixed costs as our average unit volume increases. The improvements in our fixed costs were slightly offset by an increase in labor. This labor increase was due primarily to expected inefficiencies in the new stores.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization increased to $714,000 in the 13 weeks ended June 27, 1999 from $482,000 in the 13 weeks ended June 28, 1998. The $232,000 increase was primarily due to the additional depreciation on the 16 new units opened during 1998 and the 12 new units opened during 1999. As a percentage of sales, depreciation and amortization remained constant at 4.4% of sales in both 1999 and 1998.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased to $2.0 million for the 13 weeks ended June 27, 1999 from $1.5 million for the 13 weeks ended June 28, 1998. The increase was primarily due to increases in salaries and benefits related to the hiring of additional corporate employees and field management personnel as well as other corporate level expenses required to support and manage unit expansion. General and administrative expenses decreased as a percentage of sales to 12.3% in 1999 from 13.6% in 1998 primarily due to our expanding revenue base.

PRE-OPENING EXPENSES. Pre-opening expenses increased to $168,000 for the 13 weeks ended June 27, 1999 from $42,000 for the 13 weeks ended
June 28, 1998 primarily due to the increase in unit openings to seven in 1999 compared to three in 1998. In addition, we opened restaurants in two new markets. The first store in a new market will typically have higher opening costs than a new store in an existing market.

INTEREST INCOME (EXPENSE), NET. Net interest income increased to $54,000 for the 13 weeks ended June 27, 1999 from $51,000 in net interest income in the 13 weeks ended June 28, 1998. This increase is primarily due to a decline in interest expense to $48,000 in 1999 from $73,000 in 1998 as a result of the repayment of all long-term debt with the proceeds from the Offering. Interest income declined to $102,000 in the 13 weeks ended June 27, 1999 from $124,000 in the 13 weeks ended June 28, 1998 due to a decrease in cash available for investing prior to the Offering. The decrease in cash for investing was a result of our use of available funds for the development of new restaurants.

INCOME TAXES. The provision for income taxes in the 13 weeks ended June 27, 1999 and June 28, 1998, respectively, is based on the approximate annual effective tax rate applied to the respective quarter's pretax book income. The 40% tax rate applied in 1999 comprises the federal and state statutory rates based on the estimated annual effective rate for 1999. The 7.8% tax benefit applied in 1998 is primarily a result of the recognition of 1997 net deferred tax assets previously valued, due to the 1998 net income and the future realizability of such net deferred tax assets.

Our operating results for the 26 weeks, expressed as a percentage of sales, were as follows:

                                                                 For 26 Weeks Ended
                                                          ---------------------------------
                                                          June 27, 1999       June 28, 1998
                                                          -------------       -------------
Sales (in thousands)                                       $  30,705            $  20,124
Costs and expenses:
            Cost of sales                                       29.2%                29.1%
            Restaurant labor, occupancy and other               50.0                 51.3
            Depreciation and amortization                        4.4                  4.5

            General and administrative expenses                 13.3                 14.5
            Pre-opening costs                                    0.9                  0.5
                                                           ---------            ---------

Operating income                                                 2.2                  0.1
Interest income, net                                             0.2                  0.6
Miscellaneous income                                               -                    -
Gain (loss) on disposal/sale of property                           -                    -
                                                           ---------            ---------

Income before income taxes                                       2.4                  0.7
Income tax (expense) benefit                                    (1.0)                 0.1
                                                           ---------            ---------
Net income                                                       1.4%                 0.8%
                                                           ---------            ---------
                                                           ---------            ---------


26 WEEKS ENDED JUNE 27, 1999 COMPARED TO THE 26 WEEKS ENDED JUNE 28, 1998

        Results of operations reflect a full 26 weeks of operations for 59 restaurants and 43 restaurants for the 26 weeks ended June 27, 1999 and June 28, 1998, respectively. Results of operations also reflect 12 restaurant openings during the 26 weeks ended June 27, 1999 and six restaurant openings during the 26 weeks ended June 28, 1998.

SALES. Sales increased $10.6 million, or 52.6%, to $30.7 million for the 26 weeks ended June 27, 1999 from $20.1 million for the 26 weeks ended June 28, 1998. This increase was principally due to the $6.1 million in sales generated by a full 26 weeks of operations in 1999 from the 16 units opened in 1998, which have been open for less than 15 months, combined with the $2.8 million from the 12 units opened during 1999. In addition, comparable unit sales increased $1.8 million or 9.8%. The comparable unit sales increase was driven by the success of our $0.99 Fish Taco, Tequila Shrimp Burrito, and Lobster Burrito promotions, combined with slightly weaker sales in the early part of 1998 as a result of poor weather related to El Nino. We also introduced a price increase of approximately 1.5% at the beginning of 1999.

COST OF SALES. Cost of sales as a percentage of sales increased slightly to 29.2% in the 26 weeks ended June 27, 1999 from 29.1% in the 26 weeks ended June 28, 1998. Higher food costs were partially offset by lower beverage and paper supply costs.

RESTAURANT LABOR, OCCUPANCY AND OTHER. Restaurant labor, occupancy and other declined as a percentage of sales to 50.0% in the 26 weeks ended June 27, 1999 from 51.3% in the 26 weeks ended June 28, 1998. The decrease is primarily a function of leveraging our fixed costs as our average unit volume increases.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization increased to $1,355,000 in the 26 weeks ended June 27, 1999 from $908,000 in the 26 weeks ended June 28, 1998. The $447,000 increase was primarily due to additional depreciation on the 16 new units opened during 1998 and the 12 new units opened during the first 26 weeks of 1999. As a percentage of sales, depreciation and amortization decreased to 4.4% of sales in 1999 from 4.5% in 1998.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased to $4.1 million in 1999 from $2.9 million in 1998. The increase is primarily due to increases in salaries and benefits related to the hiring of additional corporate employees and field management personnel as well as other corporate level expenses required to support and manage unit expansion. General and administrative expenses decreased as a percentage of sales to 13.3% in 1999 from 14.5% in 1998 primarily due to our expanding revenue base.

PRE-OPENING EXPENSES. Pre-opening expenses increased to $262,000 in the 26 weeks ended June 27, 1999 from $93,000 in the 26 weeks ended June 28, 1998 primarily due to the increase in unit openings to 12 in the first 26 weeks of 1999 compared to six in the first 26 weeks of 1998. In addition, we opened restaurants in three new markets. The first store in a new market will typically have higher opening costs than a new store in an existing market.

INTEREST INCOME (EXPENSE), NET. Net interest income decreased to $62,000 in the 26 weeks ended June 27, 1999 from $130,000 in net interest income in the 26 weeks ended June 28, 1998. This decrease is primarily due to a decline in interest income to $165,000 in 1999 from $261,000 in 1998 due to a decrease in cash available for investing prior to the Offering. The decrease in cash available to invest prior to the Offering resulted from use of available funds to develop new restaurants. Interest expense declined to $103,000 in 1999 from $131,000 in 1998 as a result of the repayment of all long-term debt with the proceeds from the Offering.

INCOME TAXES. The provision for income taxes in the 26 weeks ended June 27, 1999 and June 28, 1998, respectively, is based on the approximate annual effective tax rate applied to the respective period's pretax book income. The 40% tax rate applied in 1999 comprises the federal and state statutory rates based on the estimated annual effective rate for 1999. The 7.8% tax benefit applied in 1998 is primarily a result of the recognition of 1997 net deferred tax assets previously valued, due to the 1998 net income and the future realizability of such net deferred tax assets.

INFLATION

Components of out operations subject to inflation include food, beverage, lease and labor costs. Our leases require us to pay taxes, maintenance, repairs, insurance and utilities, all of which are subject to inflationary increases. We believe inflation has not had a material impact on our results of operations in recent years.

LIQUIDITY AND CAPITAL RESOURCES

        We have funded our capital requirements in recent years through cash flow from operations, private placements of preferred stock, bank debt, and the public sale of equity securities.

        We generated $3.6 million in cash flow from operating activities for the 26 weeks ended June 27, 1999 and $2.0 million for the 26 weeks ended June 28, 1998. The $3.6 million in 1999 includes a $1.1 million increase in accounts payable, of which $708,000 are offering costs related to the Offering.

        Net cash used in investing activities was $5.7 million for the 26 weeks ended June 27, 1999 compared to $649,000 for the 26 weeks ended June 28, 1998. Our principal use of cash in 1999 was primarily the development and opening of new restaurants. We incurred $6.2 million in capital expenditures during the 26 weeks ended June 27, 1999, of which $5.0 million was for new unit openings and $0.6 million was for point of sales system upgrades and a company-wide back office system roll-out. During the 26 weeks ended June 28, 1998, we incurred $2.4 million in capital expenditures, of which $2.2 million was for new unit openings.

        Net cash provided by financing activities was $21.5 million for the 26 weeks ended June 27, 1999 compared to a net use of $334,000 for the 26 weeks ended June 28, 1998. Financing activities in 1999 primarily consisted of the Offering, which resulted in net proceeds of $23.3 million. Part of the Offering proceeds were used to repay the remaining $1.7 million balance of our term loan agreement with a financial institution. Financing activities for the 26 weeks ended June 27, 1999 were the scheduled installment payments of the long-term debt with a financial institution. In addition, we have a $7.5 million line of credit agreement with a financial institution. As of June 27, 1999, there were no borrowings against the line of credit.

        We believe that the funds from the Offering, the anticipated cash flow from operations and funds anticipated to be available from our credit facility will be sufficient to satisfy our working capital and capital expenditure requirements for at least the next 12 months. We plan to incur substantial costs over the near term in connection with our expansion program. Changes in our operating plans, acceleration of our expansion plans, lower than anticipated sales, increased expenses, potential acquisitions or other events may cause us to seek additional financing sooner than anticipated. Additional financing may not be available on acceptable terms, or at all. Failure to obtain additional financing as needed could have a material adverse effect on our business and results of operations.

     YEAR 2000 READINESS DISCLOSURE

     Historically, most computer databases, as well as embedded microprocessors in computer systems and industrial equipment, were designed with date data using only two digits of the year. Most computer programs, computers and embedded microprocessors controlling equipment were programmed to assume that all two digit dates were preceded by "19," causing "00" to be interpreted as the year 1900. This formerly common practice now could result in a computer system or embedded microprocessor which fails to recognize properly a year that begins with "20," rather than "19." This in turn could result in computer system miscalculations or failures, as well as failures of equipment controlled by date sensitive microprocessors, and is generally referred to as the "year 2000" issue.

     OUR STATE OF YEAR 2000 READINESS

     We have reviewed both our information technology and our non-information technology systems to determine whether they are year 2000 compliant. We have not identified any material systems which are not year 2000 compliant. We have initiated formal communications with all significant supplier and service providers to determine the extent to which we are vulnerable to those third parties' failures to solve their year 2000 problem. We have received written assurances of year 2000 compliance from a majority of the third parties with whom we have relationships, including our point-of-sale, payroll, and credit card service providers. Testing and replacement of all systems is scheduled to be completed by September, 1999. We intend to continue to make efforts to ensure that third parties with whom we have relationships are year 2000 compliant.

     THE COSTS TO ADDRESS OUR YEAR 2000 ISSUES

     We estimate that we have incurred costs of less than $25,000 to date in connection with our year 2000 plan. We currently estimate the total costs of completing our year 2000 plan, including costs incurred to date, to be less than $50,000. This estimate is based on currently available information and will be updated as we continue our assessment of third-party relationships, proceed with our testing and implementation and design contingency plans.

     THE RISKS OF OUR YEAR 2000 ISSUES

     If any information technologies or embedded microprocessor technology systems critical to our operations have been overlooked, there could be a material adverse effect on our business or results of operations of a magnitude which we have not yet fully analyzed. If the vendors of most important goods and services or the suppliers of our necessary energy, telecommunications and transportation needs, fail to provide us with:

     - the materials and services which are necessary to produce, distribute and sell our products;

     - the electrical power and other utilities necessary to sustain our operations; or

     - reliable means of transporting supplies to our restaurants, such failure could affect our ability to sell product which could have a material adverse effect on our business or results of operations.

     OUR CONTINGENCY PLAN

     We are in the initial stages of developing a business contingency plan to address both avoidable and unavoidable year 2000 risks. This plan currently includes developing and maintaining relationships with several suppliers of services and products to mitigate a "worst case" scenario in which one or more of our suppliers are not year 2000 compliant. Although we expect to have the plan well-developed and costs of the plan estimated by September, 1999, enhancements and revisions will be continuously considered and implemented as appropriate.

RISK FACTORS

        Any investment in our common stock involves a high degree of risk. You should consider carefully the following information about these risks, together with the other information contained in this quarterly report, before you decide to buy our common stock. If any of the following risks actually occur, our business would likely suffer. In such case, the trading price of our common stock could decline, and you may lose all or part of the money you paid to buy our common stock.

        OUR PLANNED EXPANSION INTO NEW GEOGRAPHIC AREAS INVOLVES A NUMBER OF RISKS WHICH COULD DELAY OR PREVENT THE OPENING OF PLANNED NEW RESTAURANTS.

        Almost all of our current restaurants are located in the southwest region of the United States. Our planned expansion into geographic areas outside the Southwest involves a number of risks, including:

        -   uncertainties related to local demographics, tastes and preferences;
        - local custom, wages, costs and other legal and economic conditions particular to new regions;
        - the need to develop relationships with local distributors and suppliers for fresh produce, fresh tortillas and other ingredients;
        - potential difficulties related to management of operations located in a number of broadly dispersed locations; and
        - lack of market awareness or acceptance of our restaurant concept in new geographic areas.

        We may not be successful in addressing these risks. We also may not be able to open our planned new operations on a timely basis, or at all in these new areas. Delays in opening or failure to open planned new restaurants outside the Southwest could have a material adverse effect on our business and results of operations. We currently anticipate that our new restaurants will take several months to reach planned operating levels due to inefficiencies typically associated with expanding into new regions, such as lack of market awareness, acceptance of our restaurant concept and inability to hire sufficient staff.

        IF WE ARE NOT ABLE TO SUCCESSFULLY PURSUE OUR RAPID EXPANSION STRATEGY, OUR BUSINESS AND RESULTS OF OPERATIONS MAY BE ADVERSELY IMPACTED.

        We intend to continue to pursue a rapid expansion strategy. Since 1996, and as of June 27, 1999 we have opened 40 restaurants, 14 of which were opened outside of Southern California. We intend to open an additional 28 restaurants in 1999, 12 of which have been opened to date. Approximately 15 of those additional restaurants are outside Southern California. We intend to open an additional 36 restaurants in 2000. Our ability to successfully achieve our expansion strategy will depend on a variety of factors, many of which are beyond our control. These factors include:

        - our ability to locate suitable restaurant sites or negotiate acceptable lease terms;

        - our ability to obtain required local, state and federal governmental approvals and permits related to construction of the sites, food and alcoholic beverages;
        - our dependence on contractors to construct new restaurants in a timely manner;
        - our ability to attract, train and retain qualified and experienced restaurant personnel and management;
        -   our ability to operate our restaurants profitably;
        - our need for additional capital and our ability to obtain such capital on favorable terms or at all;
        - our ability to respond effectively to the intense competition in the quick-service restaurant industry; and
        -   general economic conditions.

        If we are not able to successfully address these factors, we may not be able to expand at a rate currently contemplated by our strategy, and our business and results of operations may be adversely impacted.

        OUR OPERATING RESULTS MAY FLUCTUATE SIGNIFICANTLY DUE TO SEASONALITY AND OTHER FACTORS, WHICH COULD HAVE A NEGATIVE EFFECT ON THE PRICE OF OUR COMMON STOCK.

        Our business is subject to seasonal fluctuations. Historically, sales in most of our restaurants have been higher during the second and third quarters of each fiscal year. As a result, we expect our highest earnings to occur in the second and third quarters of each fiscal year.

        In addition to seasonality, our quarterly and annual operating results and comparable unit sales may fluctuate significantly as a result of a variety of factors, including:

        - labor costs for our hourly and management personnel, including increases in federal or state minimum wage requirements;
        - fluctuations in food costs, particularly the cost of chicken, beef, fish, cheese and produce;
        -   the timing of new restaurant openings and related expenses;
        -   the amount of sales contributed by new and existing restaurants;
        - our ability to achieve and sustain profitability on a quarterly or annual basis;
        -   consumer confidence;
        -   changes in consumer preferences;
        - the level of competition from existing or new competitors in the quick-service restaurant industry;
        - factors associated with closing a unit, including payment of the base rent for the balance of the lease term;
        -   impact of weather on revenues and costs of food; and
        -   general economic conditions.

        Accordingly, results for any one quarter are not necessarily indicative of results to be expected for any other quarter or for any year. Comparable unit sales for any particular future period may decrease.

        THE RESTAURANT INDUSTRY IS INTENSELY COMPETITIVE AND WE MAY NOT HAVE THE RESOURCES TO COMPETE ADEQUATELY.

        The restaurant industry is intensely competitive. There are many different segments within the restaurant industry that are distinguished by types of service, food types and price/value relationships. We position our restaurants in the high-quality, quick-service Mexican food segment of the industry. In this segment, our direct competitors include Baja Fresh, La Salsa and Chipotle. We also compete indirectly with full-service Mexican restaurants including Chevy's, Chi Chi's and El Torito, and fast food restaurants, particularly those focused on Mexican food such as Taco Bell and Del Taco. Competition in our industry segment is based primarily upon food quality, price, restaurant ambiance, service and location. Although we believe we compete favorably with respect to each of these factors, many of our direct and indirect competitors are well-established national, regional or local chains and have substantially greater financial, marketing, personnel and other resources than we do. We also compete with many other retail establishments for site locations.

        The performance of individual units may also be affected by factors such as traffic patterns, demographic considerations and the type, number and proximity of competing restaurants. In addition, factors such as inflation, increased food, labor and employee benefit costs and the availability of experienced management and hourly employees may also adversely affect the restaurant industry in general and our units in particular.

        THE ABILITY TO ATTRACT AND RETAIN HIGHLY QUALIFIED PERSONNEL TO OPERATE AND MANAGE OUR RESTAURANTS IS EXTREMELY IMPORTANT AND OUR FAILURE TO DO SO COULD ADVERSELY AFFECT US.

        Our success and the success of our individual restaurants depend upon our ability to attract and retain highly motivated, well-qualified restaurant operators and management personnel, as well as a sufficient number of qualified employees, including guest service and kitchen staff, to keep pace with our expansion schedule. Qualified individuals needed to fill these positions are in short supply in some geographic areas. Our ability to recruit and retain such individuals may delay the planned openings of new restaurants or result in higher employee turnover in existing restaurants, which could have a material adverse effect on our business or results of operations. We also face significant competition in the recruitment of qualified employees. In addition, we are heavily dependent upon the services of our officers and key management involved in restaurant operations, marketing, finance, purchasing, expansion, human resources and administration. The loss of any of these individuals could have a material adverse effect on our business and results of operations. We currently do not have employment agreements with any of our employees.

        OUR RESOURCES MAY BE STRAINED IN IMPLEMENTING OUR BUSINESS STRATEGY.

        Our growth strategy will place a strain on our management, financial and other resources. To manage our growth effectively, we must maintain the level of quality and service at our existing and future restaurants. We must also continue to enhance our operational, financial and management systems and locate, hire, train and retain experienced and dedicated operating personnel, particularly managers. We may not be able to effectively manage any one or more of these or other aspects of our expansion. Failure to do so could have a material adverse effect on our business and results of operations.

        WE MAY BE UNABLE TO FUND OUR SUBSTANTIAL WORKING CAPITAL REQUIREMENTS AND MAY NEED ADDITIONAL FUNDING SOONER THAN WE ANTICIPATE.

        We believe that the proceeds from the recently completed initial public offering together with anticipated cash flow from operations and funds anticipated to be available from a credit facility will be sufficient to satisfy our working capital requirements for at least the next 12 months. We plan to incur substantial costs over the near-term in connection with our expansion plans. We may need to seek additional financing sooner than we anticipate as a result of the following factors:

        -   changes in our operating plans;
        -   acceleration of our expansion plans;
        -   lower than anticipated sales of our menu offerings;
        -   increased food and/or labor costs; and
        -   potential acquisitions.

        Additional financing may not be available on acceptable terms, or at all. If we fail to get additional financing as needed, our business and results of operations would likely suffer.

        UNANTICIPATED COSTS OR DELAYS IN THE DEVELOPMENT OR CONSTRUCTION OF OUR RESTAURANTS COULD PREVENT OUR TIMELY AND COST-EFFECTIVE OPENING OF NEW RESTAURANTS.

        We depend on contractors and real estate developers to construct our restaurants. Many factors may adversely affect the cost and time associated with the development and construction of our restaurants, including:

        -   labor disputes;
        -   shortages of materials and skilled labor;
        -   adverse weather;
        -   unforeseen engineering problems;
        -   environmental problems;
        -   construction or zoning problems;
        -   local government regulations;
        -   modifications in design; and
        -   other unanticipated increases in costs.

        Any of these factors could give rise to delays or cost overruns which may prevent us from developing additional restaurants within our anticipated budgets or time periods. Any such failure could have a material adverse effect on our business and results of operations.

        OUR RESTAURANTS ARE CONCENTRATED IN THE SOUTHWEST REGION OF THE UNITED STATES, AND THEREFORE, OUR BUSINESS IS SUBJECT TO FLUCTUATIONS IF ADVERSE BUSINESS CONDITIONS OCCUR IN THAT REGION.

        All but two of our existing restaurants are located in the southwest region of the United States. Accordingly, we are susceptible to fluctuations in our business caused by adverse economic or other conditions in this region, including natural or other disasters. Our significant investment in, and long-term commitment to, each of our units limits our ability to respond quickly or effectively to changes in local competitive conditions or other changes that could affect our operations. In addition, some of our competitors have many more units than we do. Consequently, adverse economic or other conditions in a region, a decline in the profitability of several existing units or the introduction of several unsuccessful new units in a geographic area could have a more significant effect on our results of operations than would be the case for a company with a larger number of restaurants or with more geographically dispersed restaurants.

        OUR FAILURE OR INABILITY TO ENFORCE OUR TRADEMARKS AND TRADE NAMES COULD ADVERSELY AFFECT OUR EFFORTS TO ESTABLISH BRAND EQUITY.

        Our ability to successfully expand our concept will depend on our ability to establish and maintain "brand equity" through the use of our trademarks, service marks, trade dress and other proprietary intellectual property, including our name and logos. We currently hold three trademarks and have seven service marks relating to our brand. Some or all of the rights in our intellectual property may not be enforceable, even if registered, against any prior users of similar intellectual property or our competitors who seek to utilize similar intellectual property in areas where we operate or intend to conduct operations. If we fail to enforce any of our intellectual property rights, we may be unable to capitalize on our efforts to establish brand equity. It is also possible that we will encounter claims from prior users of similar intellectual property in areas where we operate or intend to conduct operations. Claims from prior users could limit our operations and possibly cause us to pay damages or licensing fees to a prior user or registrant of similar intellectual property.

        IF WE ARE NOT ABLE TO ANTICIPATE AND REACT TO OUR FOOD AND LABOR COSTS, OUR PROFITABILITY COULD BE ADVERSELY AFFECTED.

        Our restaurant operating costs principally consist of food and labor costs. Our profitability is dependent on our ability to anticipate and react to changes in food and labor costs. Various factors beyond our control, including adverse weather conditions and governmental regulation, may affect our food costs. We may not be able to anticipate and react to changing food costs, whether through our purchasing practices, menu composition or menu price adjustment in the future. In the event that food and labor price increases cause us to increase our menu prices, we face the risk that our guests will choose to patronize lower-cost restaurants. Failure to react to changing food costs or to retain guests if we are forced to raise menu prices could have a material adverse effect on our business and results of operations.

        A substantial number of our employees are subject to various minimum wage requirements. Many of our employees work in restaurants located in California and receive salaries equal to or slightly greater than the California minimum wage. Effective March 1, 1998, the minimum wage in California increased to $5.75 per hour from $5.15. Similar proposals may come before legislators or voters in other jurisdictions in which we operate or seek to operate. Such minimum wage increases could have a material adverse effect on our business and results of operations.

        AS A RESTAURANT SERVICE PROVIDER, WE COULD BE SUBJECT TO ADVERSE PUBLICITY OR CLAIMS FROM OUR GUESTS.

        We may be the subject of complaints or litigation from guests alleging food-related illness, injuries suffered on the premises or other food quality, health or operational concerns. Adverse publicity resulting from such allegations may materially affect us and our restaurants, regardless of whether such allegations are true or whether we are ultimately held liable. We may also be the subject of complaints or allegations from current, former or prospective employees from time to time. A lawsuit or claim could result in an adverse decision against us that could have a material adverse effect on our business and results of operations.

        WE MAY NOT BE ABLE TO OBTAIN AND MAINTAIN STATE AND LOCAL PERMITS NECESSARY TO OPERATE OUR UNITS.

        The failure to maintain necessary licenses, permits or approvals, including food and alcoholic beverage licenses, or to comply with other government regulations could have a material adverse effect on our business and results of operations. In addition, difficulties or failures in obtaining required licenses and approvals will result in delays in, or cancellations of, the opening of new units. Restaurants are subject to licensing and regulations by state and local health, environmental, labor relations, sanitation, building, zoning, land use and environmental regulations. There can be no assurance that we will be able to obtain necessary variances or other approvals on a cost-effective and timely basis in order to construct and develop units in the future. Changes in any or all of these laws or regulations, such as government-imposed paid leaves of absence or mandated health benefits, could have a material adverse effect on our business and results of operations.

        OUR CURRENT INSURANCE MAY NOT PROVIDE ADEQUATE LEVELS OF COVERAGE AGAINST CLAIMS.

        There are types of losses we may incur that may be uninsurable or that we believe are not economically insurable, such as losses due to earthquakes and other natural disasters. In view of the location of many of our existing and planned units, our operations are particularly susceptible to damage and disruption caused by earthquakes. Further, we do not currently maintain any insurance coverage for employee-related litigation or the effects of adverse publicity. In addition, punitive damage awards are generally not covered by insurance. We may also be subject to litigation which, regardless of the outcome, could result in adverse publicity and damages. Such litigation, adverse publicity or damages could have a material adverse effect on our business and results of operations.

        WE MAY FAIL TO BE YEAR 2000 COMPLIANT

        We have not fully completed tests to assure that our systems will function properly in the year 2000. Our restaurant information systems may need to be upgraded in order to prevent system failure or miscalculation resulting from the year 2000 that could disrupt our normal business activities.

        We estimate that we have incurred costs of less than $25,000 to date in connection with our year 2000 plan. We currently estimate the total costs of completing our year 2000 plan, including costs incurred to date, to be less than $50,000. Until our testing is complete and our vendors and providers are contacted, we will not be able to completely evaluate whether our information technology systems or non-information technology systems will need to be revised or replaced. If our efforts to address year 2000 crises are not successful, or if suppliers or other third parties with whom we conduct business do not successfully address such risks, it could have a material adverse effect on our business and results of operations.

        IF WE ADOPT A FRANCHISING STRATEGY, WE MAY BE UNSUCCESSFUL IN EXECUTING A FRANCHISING PROGRAM.

        We may us a franchise strategy in selected markets. If we adopt a franchising strategy, our failure to successfully execute a franchising program could adversely affect our business and results of operations. We have not used franchising to date and may not be successful in implementing a franchise program in the future. We have not yet established any criteria to evaluate prospective franchisees. We may be unable to identify and attract franchisees that have the business abilities or access to financial resources necessary to open our restaurants or to successfully develop or operate our restaurants in their franchise areas in a manner consistent with our standards.

     THE LARGE NUMBER OF SHARES ELIGIBLE FOR PUBLIC SALE COULD CAUSE OUR STOCK PRICE TO DECLINE.

     The market price of our common stock could decline as a result of sales by our existing stockholders of a large number of shares of our common stock in the market or the perception that such sales could occur. These sales also might make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate.

     OUR COMMON STOCK MAY NOT DEVELOP AN ACTIVE, LIQUID TRADING MARKET.

     We only recently completed our initial public offering. Prior to this offering, there was no public market for our common stock. We cannot predict whether an active trading market in our common stock will develop or how liquid that market might become.

     THE MARKET PRICE OF OUR STOCK MAY BE ADVERSELY AFFECTED BY MARKET
VOLATILITY.

     The stock market has experienced extreme price and volume fluctuations. The trading price of our common stock could be subject to wide fluctuations in response to a number of factors, including:

-  fluctuations in our quarterly or annual results of operations;
- changes in published earnings estimates by analysts and whether our earnings meet or exceed such estimates;
-  additions or departures of key personnel; and
- changes in overall stock market conditions, including the stock prices of other restaurant companies.

     In the past, companies that have experienced volatility in the market price of their stock have been the object of securities class action litigation. If we were subject to securities class action litigation, it could result in substantial costs and a diversion of our management's attention and resources.

     THE INTERESTS OF OUR CONTROLLING STOCKHOLDERS MAY CONFLICT WITH YOUR INTERESTS.

     We anticipate that the executive officers, directors and entities affiliated with them, in the aggregate, beneficially own approximately 55.9% of our outstanding common stock. These stockholders will be able to exercise control over all matters requiring approval by our stockholders, including the election of directors and approval of significant corporate transactions. This concentration of ownership may also have the effect of delaying or preventing a change in control of our company.

     ANTI-TAKEOVER PROVISIONS IN OUR CHARTER DOCUMENTS AND DELAWARE LAW COULD MAKE A THIRD-PARTY ACQUISITION OF US DIFFICULT.

     The anti-takeover provisions in our certificate of incorporation, our bylaws and Delaware law could make it more difficult for a third party to acquire us. As a result of these provisions, we could delay, deter or prevent a takeover attempt or third party acquisition that our stockholders consider to be in their best interest, including a takeover attempt that results in a premium over the market price for the shares held by our stockholders.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        We are exposed to market risk from changes in interest rates on borrowings under our revolving line of credit that bears interest from time to time at the lending bank's reference rate plus 1.5% to 4.0%. At this time, there are no outstanding borrowings against this line of credit.

        We have no derivative financial instruments or derivative commodity instruments in our cash, cash equivalents and investments. We invest our cash, cash equivalents and investments in highly liquid investments, consisting of money market instruments, high grade commercial papers and short to intermediate term government and corporate bonds. We have invested the net proceeds from our Offering in a similar manner.

        Many of the food products purchased by us are affected by changes in weather, production, availability, seasonality and other factors outside our control. In an effort to control some of this risk, we have entered into some fixed price purchases commitments with terms of less than a year. In addition, we believe that almost all of food and supplies are available from several sources, which helps to control food commodity risks.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

        None

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

(a) Not applicable

(b) Not applicable

(c) On April 13, 1999, we granted an aggregate of 192,000 options to purchase shares of our common stock with an exercise price of $10.00 per share under our 1998 Stock Option/Stock Issuance Plan, as amended (the "Plan"), to certain of our directors, officers and employees. The issuance of these options was deemed to be exempt under the Securities Act by Rule 701 promulgated thereunder as an issuance under our Plan, not involving any public offering.

(d) The Company registered and sold 2,486,748 shares of common stock, par value $.001 (the "Shares"), to the public at an aggregate offering price of $26,110,854 or $10.50 a share, which was declared effective on May 21, 1999 (the "Offering"). The lead underwriters of the Offering were Thomas Weisel Partners LLC, Dain Rauscher Wessels, and U.S. Bancorp Piper Jaffray.

        Through June 27, 1999, we incurred the following expenses in connection with the Offering:

Underwriting discounts and commissions..................$1,827,760
Other expenses (audit, legal, etc.)..................... 1,016,148
                                                        ----------
   Total expenses.......................................$2,843,908
                                                        ----------
                                                        ----------

The net offering proceeds to us after deducting the total expenses above were $23,266,946.

        Our use of the proceeds through June 27, 1999 conformed to the intended use of proceeds described in the prospectus related to the Offering. Our intended use of proceeds as stated in the prospectus was for the development of new restaurants, repayment of term loan debt and the remainder for working capital and other general corporate purposes. Through June 27, 1999 we used the proceeds to repay the entire outstanding balance of our term loan agreement with a financial institution, the construction of new restaurants opened in the quarter, the development of other restaurants currently under construction, working capital, as well as for other general corporate purposes. We intend to use the remainder of the proceeds for the development of additional restaurants, working capital, and other general corporate purposes.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

        None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        On April 13, 1999, our stockholders, represented by 849,700 shares out of 1,051,062 shares of common stock outstanding and by 4,426,985 shares of 5,262,885 shares of preferred stock outstanding, by written consent, authorized an amendment to our Bylaws to increase the number of directors on our Board of Directors from six to eight. These Bylaws were amended and restated in their entirety in conjunction with the offering.

                           PART II - OTHER INFORMATION
                                   (CONTINUED)

ITEM 5.  OTHER INFORMATION

        None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

        a) Exhibits

            3.1 - (1)  Amended and Restated Certificate of Incorporation

            3.2 - (1)  Restated Bylaws

            10.1 - (1) Restated Credit and Term Loan Agreement Between Us
                       and BankBoston, N.A., dated May 13, 1998, as amended on April 1, 1999

            27.1       Financial Data Schedule
            -------------------------------------------------------------------
            (1) Filed as an exhibit to Registrant's Registration Statement on
                Form S-1, and incorporated herein by reference.

        b) Reports on Form 8-K:
                No reports on Form 8-K were filed by the Registrant during the 13 weeks ended June 27, 1999

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto dully authorized.



Dated: August 11, 1999            RUBIO'S RESTAURANTS, INC.


                                    /s/ Joseph N. Stein
                                  ---------------------------------------------
                                  Joseph N. Stein
                                  Chief Strategic and Financial Officer
                                  (Principal Financial and Accounting Officer)