Form 10-Q/A
period 1999-06-27
RUBIOS RESTAURANTS INC
filed 1999-11-10
CIK 1082423

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 FORM 10-Q/A

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

                                 (760) 929-8226
              (Registrant's Telephone Number, Including Area Code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days. (1) Yes  X   No
                                                      -----   -----
                                               (2) Yes  X   No
                                                      -----   -----

As of November 2, 1999, there were 8,867,119 shares of the Registrant's common stock, par value $0.001 per share, outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                            RUBIO'S RESTAURANTS, INC.

                                TABLE OF CONTENTS


                                                                                        Page
                                                                                        ----
PART I    FINANCIAL INFORMATION

Item 1.          Financial Statements

                        Consolidated Balance Sheets at
                             June 27, 1999 and December 27, 1998                          3

                        Consolidated Statements of Operations for the
                             thirteen weeks ended June 27, 1999 (Restated)
                             and June 28, 1998 and twenty-six weeks ended
                             June 27, 1999 (Restated) and June 28, 1998                   4

                        Consolidated Statements of Cash Flows for the
                             twenty-six weeks ended June 27, 1999 and June 28, 1998       5

                        Notes to Consolidated Financial Statements                        6

Item 2.          Management's Discussion and Analysis of Financial
                        Condition and Results of Operations                               8


Signatures                                                                               21


PART 1 - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                            RUBIO'S RESTAURANTS, INC.
                      UNAUDITED CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)

                                                                                    June 27,       December 27,
                                                                                     1999              1998
                                                                                    --------       ------------
ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                                                        $20,178          $   787
   Short-term investments                                                             1,355            2,722
   Other receivables                                                                    130              170
   Income taxes receivable                                                               99               99
   Inventory                                                                            479              360
   Prepaid expenses                                                                     542              295
   Deferred income taxes                                                                 57               53
                                                                                    -------          -------
     Total current assets                                                            22,840            4,486

INVESTMENTS                                                                           4,208            3,391
PROPERTY- net                                                                        22,000           17,133
OTHER ASSETS                                                                            450              347
DEFERRED INCOME TAXES                                                                   394              394
                                                                                    -------          -------

TOTAL                                                                               $49,892          $25,751
                                                                                    -------          -------
                                                                                    -------          -------

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   Accounts payable                                                                 $ 4,086          $ 2,943
   Accrued expenses and other liabilities                                             2,922            2,150
   Current portion of long-term debt                                                      -              743
   Income taxes payable                                                                 265              105
                                                                                    -------          -------
     Total current liabilities                                                        7,273            5,941

DEFERRED RENT                                                                           952              805
LONG-TERM DEBT                                                                            -            1,114
                                                                                    -------          -------
     Total liabilities                                                                8,225            7,860



COMMITMENTS AND CONTINGENCIES (NOTE 3)
REDEEMABLE CONVERTIBLE PREFERRED STOCK:
   Series B redeemable ($4.04 per share liquidation preference), $.001 par value, 1,092,007 shares authorized, issued
     and outstanding in 1998                                                              -            3,409
   Series C redeemable ($6.27 per share liquidation preference),
     $.001 par value, 793,640 shares authorized, issued
     and outstanding in 1998                                                              -            4,254
   Series D redeemable ($7.77 per share liquidation preference),
     $.001 par value, 1,524,595 shares authorized, 1,452,491
     issued and outstanding in 1998                                                       -           10,032
                                                                                    -------          -------

     Total redeemable convertible preferred stock                                         -           17,695


STOCKHOLDERS' EQUITY
   Convertible preferred stock Series A ($2.00 per share liquidation preference), $.001 par value,  1,973,395 shares authorized,
     1,924,747 issued and outstanding in 1998                                             -                2
    Preferred Stock, $.001 par value, 5,000,000 shares authorized,
      no shares issued and outstanding                                                    -                -
   Common stock, $.001 par value, 75,000,000 shares authorized,
     1,048,600 issued and outstanding in 1998 and 8,864,290 issued
     and outstanding in 1999                                                              9                1
   Paid-in capital                                                                   41,137                -
   Deferred compensation                                                                 55               23
   Accumulated other comprehensive income                                                39               44
   Retained earnings                                                                    427              126
                                                                                    -------          -------
         Total stockholders' equity                                                  41,667              196
                                                                                    -------          -------
TOTAL                                                                               $49,892          $25,751
                                                                                    -------          -------
                                                                                    -------          -------


        See notes to unaudited consolidated financial statements.

                            RUBIO'S RESTAURANTS, INC.
                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)

                                                       For the 13 Weeks Ended                 For the 26 Weeks Ended
                                                     ---------------------------           ---------------------------
                                                     June 27,           June 28,            June 27,          June 28,
                                                       1999               1998                1999              1998
                                                     --------           --------           --------           --------
SALES                                                $ 16,322           $ 10,907           $ 30,705           $ 20,124
COSTS AND EXPENSES:
   Cost of sales                                        4,716              3,180              8,963              5,851
   Restaurant labor, occupancy and other                8,112              5,433             15,366             10,328
   General and administrative expenses                  2,009              1,488              4,084              2,916
   Depreciation and amortization                          714                482              1,355                908
   Pre-opening expenses                                   168                 42                262                 93
                                                     --------           --------           --------           --------

OPERATING INCOME                                          603                282                675                 28
OTHER INCOME (EXPENSE):
   Interest and investment income                         102                124                165                261
   Interest expense                                       (48)               (73)              (103)              (131)
   Miscellaneous expense                                    -                 (9)                 -                 (7)
   Gain (loss) on disposal/sale of property                 -                 (2)                (5)                 4

                                                     --------           --------           --------           --------
        Other income - net                                 54                 40                 57                127
                                                     --------           --------           --------           --------

INCOME BEFORE INCOME TAXES                                657                322                732                155
INCOME TAX (EXPENSE) BENEFIT                             (263)                25               (293)                12
                                                     --------           --------           --------           --------

NET INCOME                                           $    394           $    347           $    439           $    167
                                                     --------           --------           --------           --------
                                                     --------           --------           --------           --------

NET INCOME (LOSS) ATTRIBUTABLE TO
COMMON STOCKHOLDERS:
   Basic                                             $    342           $    260           $    301           $     (7)
                                                     --------           --------           --------           --------
                                                     --------           --------           --------           --------

   Diluted (As restated-see Note 6)                  $    394           $    347           $    439           $     (7)
                                                     --------           --------           --------           --------
                                                     --------           --------           --------           --------

NET INCOME (LOSS) PER SHARE: (As restated-see Note 6)

   Basic                                             $   0.08           $   0.25           $   0.12           $  (0.01)
                                                     --------           --------           --------           --------
                                                     --------           --------           --------           --------

   Diluted                                           $   0.05           $   0.05           $   0.06           $  (0.01)
                                                     --------           --------           --------           --------
                                                     --------           --------           --------           --------

SHARES USED IN CALCULATING
   NET INCOME (LOSS) PER SHARE:


   Basic (As restated-see Note 6)                       4,181              1,029              2,615              1,021
                                                     --------           --------           --------           --------
                                                     --------           --------           --------           --------

   Diluted                                              7,603              6,399              7,081              1,021
                                                     --------           --------           --------           --------
                                                     --------           --------           --------           --------


            See notes to unaudited consolidated financial statements.

                            RUBIO'S RESTAURANTS, INC.
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)


                                                                           For the 26 Weeks Ended
                                                                       --------------------------------
                                                                       June 27, 1999      June 28, 1998
                                                                       -------------      -------------
OPERATING ACTIVITIES:
    Net income                                                           $    439           $    167
    Adjustments to reconcile net income to net cash
      provided by operating activities:
      Depreciation and amortization                                         1,355                908
      Deferred compensation                                                    32                 15
      (Gain) loss on disposal/sale of property                                  4                 (4)
      Changes in assets and liabilities:
        Other receivables                                                      40                (18)
        Income taxes receivable                                                 -                (36)
        Inventory                                                            (119)               (50)
        Prepaid expenses                                                     (247)               (76)
        Other assets                                                         (103)              (129)
        Deferred income taxes                                                  (8)                 -
        Accounts payable                                                    1,143                241
        Accrued expenses and other liabilities                                772                875
        Income taxes payable                                                  160                 22
        Deferred rent                                                         147                 92
                                                                         --------           --------
           Cash provided by operating activities                            3,615              2,007

INVESTING ACTIVITIES:
    Proceeds from sale of property                                             13                  7
    Purchase of property                                                   (6,239)            (2,426)
    Purchases of investments                                              (18,734)            (9,844)
    Sales and maturities of investments                                    19,283             11,614
                                                                         --------           --------
           Cash used for investing activities                              (5,677)              (649)

FINANCING ACTIVITIES:
    Proceeds from initial public offering                                  26,111                  -
    Proceeds from line of credit borrowing                                  1,000                  -
    Stock offering costs                                                   (2,844)                (4)
    Principal payments on long-term debt                                   (1,856)              (334)
    Payments under line credit                                             (1,000)                 -
    Proceeds from exercise of stock options                                    42                  4
                                                                         --------           --------
           Cash provided by (used for) financing activities                21,453               (334)
                                                                         --------           --------

INCREASE IN CASH AND CASH EQUIVALENTS                                      19,391              1,024
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                              787                866
                                                                         --------           --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                               $ 20,178           $  1,890
                                                                         --------           --------
                                                                         --------           --------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
    Cash paid for interest                                               $    155           $    120
                                                                         --------           --------
                                                                         --------           --------
    Cash paid for income taxes                                           $    133           $      2
                                                                         --------           --------
                                                                         --------           --------
SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND
FINANCING ACTIVITIES:
    Holding losses on available-for-sale investments, before tax         $      8           $      -
                                                                         --------           --------
                                                                         --------           --------


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

        UNAUDITED INTERIM FINANCIAL DATA - In the opinion of management, the unaudited consolidated financial statements for the interim periods presented reflect all adjustments, consisting of only normal recurring accruals, necessary for a fair presentation of the financial position and results of operations as of and for such periods indicated. These consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 27, 1998 included in the Company's Form S-1. Results for the interim periods presented herein are not necessarily indicative of results which may be reported for any other interim period or for the entire fiscal year.

2. BALANCE SHEET DETAILS AS OF JUNE 27, 1999 AND DECEMBER 27, 1998 (in thousands):


                                                               1999               1998
                                                             --------           --------
   PROPERTY - at cost:
   Building and leasehold improvements                       $ 13,481           $ 11,209
   Equipment and furniture                                     13,806             10,319
   Construction in process and related costs                    1,023              1,060
                                                             --------           --------
                                                               28,310             22,588
   Less:  accumulated depreciation and amortization            (6,310)            (5,455)
                                                             --------           --------
   Total                                                     $ 22,000           $ 17,133
                                                             --------           --------
                                                             --------           --------

   ACCRUED EXPENSES AND OTHER LIABILITIES:
   Compensation                                              $  1,284           $  1,069
   Sales taxes                                                    422                334
   Vacation pay                                                   308                248
   Unearned usage allowance                                       397                206
   Other                                                          511                293
                                                             --------           --------
   Total                                                     $  2,922           $  2,150
                                                             --------           --------
                                                             --------           --------


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

        REVOLVING LINE OF CREDIT - On April 1, 1999, the Company amended the Revolving Credit and Term Loan Agreement (the "Credit Line"). The amendment decreased the rate for any unused commitment fees to 0.375%. In addition, the amendment provided for a decrease in the interest rate, at the election of the Company, to a bank reference rate plus 0.75% or an adjusted LIBOR plus 3.0% per annum. Principal and interest payments due under the Credit Line are

                            RUBIO'S RESTAURANTS, INC.
             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  (continued)

payable before or upon maturity on May 12, 2001. On April 9, 1999, the Company borrowed $1.0 million against the Credit Line, and on May 27, 1999, the Company paid down the Credit Line. As of June 27, 1999, there were no borrowings against the Credit Line.

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

5.    EARNINGS PER SHARE

      Reconciliation of basic and diluted earnings per share in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share", is as follows (in thousands, except per share amounts):


                                                                  13 Weeks Ended                     26 Weeks Ended
                                                             -------------------------           -------------------------
                                                             June 27,          June 28,          June 27,          June 28,
                                                              1999              1998              1999              1998
                                                             -------           -------           -------           -------
Numerator
 Basic:
   Net Income                                                $   394           $   347           $   439           $   167
   Accretion on redeemable convertible preferred stock           (52)              (87)             (138)             (174)
                                                             -------           -------           -------           -------

     Net income (loss) attributable to common
     stockholders                                                342               260               301                (7)

Diluted:
   Reversal of accretion on redeemable convertible
   preferred stock                                                52                87               138                 -
                                                             -------           -------           -------           -------
     Net income (loss) attributable to common
     stockholders                                            $   394           $   347           $   439           $    (7)
                                                             -------           -------           -------           -------
                                                             -------           -------           -------           -------

Denominator
   Basic:
     Weighted average common shares outstanding                4,181             1,029             2,615             1,021

Diluted:
   Effect of dilutive securities:
     Common stock options                                        276               108               241                 -
     Conversion of convertible preferred stock                 3,146             5,262             4,225                 -
                                                             -------           -------           -------           -------
          Total weighted average common and potential
          common shares
                                                             -------           -------           -------           -------
          Outstanding                                          7,603             6,399             7,081             1,021
                                                             -------           -------           -------           -------
                                                             -------           -------           -------           -------

Earnings (loss) per share
      Basic                                                  $  0.08           $  0.25           $  0.12           $ (0.01)
                                                             -------           -------           -------           -------
                                                             -------           -------           -------           -------
      Diluted                                                $  0.05           $  0.05           $  0.06           $ (0.01)
                                                             -------           -------           -------           -------
                                                             -------           -------           -------           -------


6.      RESTATEMENT

     Subsequent to the filing of the Company's quarterly report on Form 10-Q for the period ended June 27, 1999, it was determined that the calculation of earnings per share for the second quarter ended June 27, 1999 was based upon an incorrect number of weighted average shares outstanding. Preferred stock converted to common shares upon the Company's initial public offering on May

21, 1999 were weighted as outstanding for the entire period, but should have only been weighted from the date of conversion.

    The effect of the revised calculation decreases the basic number of weighted average shares outstanding for the thirteen and twenty-six week periods ended June 27, 1999 to 4,180,817 and 2,615,304 shares from 7,327,320 and 6,839,775 shares, respectively. Basic earnings per share for the thirteen and twenty-six week periods increased to $0.08 and $0.12 per share from $0.05 and $0.04 per share, respectively. Reversal of accretion on redeemable convertible preferred stock caused diluted net income attributable to common stockholders for the thirteen and twenty-six week periods to increase to $393,891 and $439,253 from $342,379 and $300,933, respectively.
Diluted earnings per share for the thirteen week period was unaffected while earnings per share for the twenty-six week period increased to $0.06 from $0.04. The revised calculation had no impact on net income or cash flows.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This discussion may contain forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from the results discussed in such forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in "Risks and Uncertainties" below. We undertake no obligation to release publicly the results of any revisions to these forward-looking statements to reflect events or circumstances arising after the date hereof.

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

RESTATEMENT OF EARNINGS PER SHARE

     Subsequent to the filing of the Company's quarterly report on Form 10-Q for the period ended June 27, 1999, it was determined that the calculation of earnings per share for the second quarter ended June 27, 1999 was based upon an incorrect number of weighted average shares outstanding. Preferred stock converted to common shares upon the Company's initial public offering on May 21, 1999 were weighted as outstanding for the entire period, but should have only been weighted from the date of conversion.

    The effect of the revised calculation decreases the basic number of weighted average shares outstanding for the thirteen and twenty-six week periods ended June 27, 1999 to 4,180,817 and 2,615,304 shares from 7,327,320 and 6,839,775 shares, respectively. Basic earnings per share for the thirteen and twenty-six week periods increased to $0.08 and $0.12 per share from $0.05 and $0.04 per share, respectively. Reversal of accretion on redeemable convertible preferred stock caused diluted net income attributable to common stockholders for the thirteen and twenty-six week periods to increase to $393,891 and $439,253 from $342,379 and $300,933, respectively.
Diluted earnings per share for the thirteen week period was unaffected while earnings per share for the twenty-six week period increased to $0.06 from $0.04. The revised calculation had no impact on net income or cash flows.

RESULTS OF OPERATIONS

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

SALES. Sales increased $5.4 million, or 49.7%, to $16.3 million for the 13 weeks ended June 27, 1999 from $10.9 million for the 13 weeks ended June 28, 1998. This increase was principally due to the $2.6 million in sales generated by a full quarter of operations from the 16 units opened in 1998, which have been opened for less than 15 months, combined with the $2.2 million from the 12 units opened during 1999. In addition, comparable unit sales increased 641,000, or 6.5%. The comparable unit sales increase primarily was driven by the success of our Tequila Shrimp Burrito and Lobster Burrito promotions. We also introduced a price increase of approximately 1.5% at the beginning of 1999.

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

INFLATION

Components of our operations subject to inflation include food, beverage, lease and labor costs. Our leases require us to pay taxes, maintenance, repairs, insurance and utilities, all of which are subject to inflationary increases. We believe inflation has not had a material impact on our results of operations in recent years.

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

RISK AND UNCERTAINTIES

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



Dated: November 9, 1999           RUBIO'S RESTAURANTS, INC.


                                  /s/ Joseph N. Stein
                                  ---------------------------------------------
                                  Joseph N. Stein
                                  Chief Strategic and Financial Officer
                                  (Principal Financial and Accounting Officer)