Form 10-Q
period 1999-09-26
RUBIOS RESTAURANTS INC
filed 1999-11-10
CIK 1082423

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                  For the quarterly period ended September 26, 1999

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                                  EXCHANGE ACT OF 1934
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

                            RUBIO'S RESTAURANTS, INC.

                                TABLE OF CONTENTS

                                                                                        Page
                                                                                        ----
PART I    FINANCIAL INFORMATION

Item 1.          Financial Statements

                        Consolidated Balance Sheets at
                             September 26, 1999 and December 27, 1998                     3

                        Consolidated Statements of Operations for the thirteen
                             weeks ended September 26, 1999 and September 27,
                             1998 and thirty-nine weeks ended September 26, 1999
                             and September 27, 1998                                       4

                        Consolidated Statements of Cash Flows for the
                             thirty-nine weeks ended September 26, 1999
                             and September 27, 1998                                       5

                        Notes to Consolidated Financial Statements                        6

Item 2.          Management's Discussion and Analysis of Financial
                        Condition and Results of Operations                               8

Item 3.          Quantitative and Qualitative Disclosures About Market Risk              20


PART II   OTHER INFORMATION

Item 1.          Legal Proceedings                                                       21

Item 2.          Changes in Securities and Use of Proceeds                               21

Item 3.          Defaults Upon Senior Securities                                         21

Item 4.          Submission of Matters to a Vote of Security Holders                     21

Item 5.          Other Information                                                       21

Item 6.          Exhibits and Reports on Form 8-K                                        21

Signatures                                                                               22

PART 1 - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                            RUBIO'S RESTAURANTS, INC.
                      UNAUDITED CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)

                                                                                  September 26,     December 27,
                                                                                      1999              1998
                                                                                  ------------      ------------
ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                                                        $ 3,933          $   787
   Short-term investments                                                             6,506            2,722
   Other receivables                                                                    535              170
   Income taxes receivable                                                               99               99
   Inventory                                                                            516              360
   Prepaid expenses                                                                     512              295
   Deferred income taxes                                                                 42               53
                                                                                    -------          -------
     Total current assets                                                            12,143            4,486

INVESTMENTS                                                                          11,804            3,391
PROPERTY- net                                                                        25,162           17,133
OTHER ASSETS                                                                            444              347
DEFERRED INCOME TAXES                                                                   394              394
                                                                                    -------          -------

TOTAL                                                                               $49,947          $25,751
                                                                                    -------          -------
                                                                                    -------          -------

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   Accounts payable                                                                 $ 3,221          $ 2,943
   Accrued expenses and other liabilities                                             2,292            2,150
   Current portion of long-term debt                                                      -              743
   Income taxes payable                                                                 634              105
                                                                                    -------          -------
     Total current liabilities                                                        6,147            5,941

DEFERRED RENT                                                                         1,028              805
LONG-TERM DEBT                                                                            -            1,114
                                                                                    -------          -------
     Total liabilities                                                                7,175            7,860


COMMITMENTS AND CONTINGENCIES (NOTE 3)
REDEEMABLE CONVERTIBLE PREFERRED STOCK:
   Series B redeemable ($4.04 per share liquidation preference), $.001 par value, 1,092,007 shares authorized, issued
     and outstanding in 1998                                                              -            3,409
   Series C redeemable ($6.27 per share liquidation preference),
     $.001 par value, 793,640 shares authorized, issued
     and outstanding in 1998                                                              -            4,254
   Series D redeemable ($7.77 per share liquidation preference),
     $.001 par value, 1,524,595 shares authorized, 1,452,491
     issued and outstanding in 1998                                                       -           10,032
                                                                                    -------          -------

     Total redeemable convertible preferred stock                                         -           17,695


STOCKHOLDERS' EQUITY:
   Convertible preferred stock Series A ($2.00 per share liquidation preference), $.001 par value, 1,973,395 shares authorized,
     1,924,747 issued and outstanding in 1998                                             -                2
    Preferred Stock, $.001 par value, 5,000,000 shares authorized,
      no shares issued and outstanding                                                    -                -
   Common stock, $.001 par value, 75,000,000 shares authorized,
     1,048,600 issued and outstanding in 1998 and 8,867,119 issued
     and outstanding in 1999                                                              9                1
   Paid-in capital                                                                   41,114                -
   Deferred compensation                                                                 71               23
   Accumulated other comprehensive income                                                61               44
   Retained earnings                                                                  1,517              126
                                                                                    -------          -------
         Total stockholders' equity                                                  42,772              196
                                                                                    -------          -------
TOTAL                                                                               $49,947          $25,751
                                                                                    -------          -------
                                                                                    -------          -------

            See notes to unaudited consolidated financial statements.

                            RUBIO'S RESTAURANTS, INC.
                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)

                                                       For the 13 Weeks Ended                 For the 39 Weeks Ended
                                                     ---------------------------           ---------------------------
                                                    September 26,    September 27,        September 26,    September 27,
                                                       1999               1998                1999             1998
                                                    ------------     -------------        -------------    -------------
SALES                                                $ 19,729           $ 12,935           $ 50,434           $ 33,059
COSTS AND EXPENSES:
   Cost of sales                                        5,866              3,832             14,829              9,683
   Restaurant labor, occupancy and other                9,353              6,217             24,719             16,545
   General and administrative expenses                  1,860              1,674              5,944              4,590
   Depreciation and amortization                          800                495              2,155              1,403
   Pre-opening expenses                                   276                 80                538                173
                                                     --------           --------           --------           --------

OPERATING INCOME                                        1,574                637              2,249                665
OTHER INCOME (EXPENSE):
   Interest and investment income                         268                115                433                376
   Interest expense                                       (28)               (61)              (131)              (192)
   Miscellaneous expense                                    -                 (1)                 -                 (8)
   Gain (loss) on disposal/sale of property                 3                 (2)                (2)                 2

                                                     --------           --------           --------           --------
        Other income - net                                243                 51                300                178
                                                     --------           --------           --------           --------

INCOME BEFORE INCOME TAXES                              1,817                688              2,549                843
INCOME TAX (EXPENSE) BENEFIT                             (727)                54             (1,020)                66
                                                     --------           --------           --------           --------

NET INCOME                                           $  1,090           $    742           $  1,529           $    909
                                                     --------           --------           --------           --------
                                                     --------           --------           --------           --------

NET INCOME ATTRIBUTABLE TO
COMMON STOCKHOLDERS:

   Basic                                             $  1,090           $    655           $  1,391           $    649
                                                     --------           --------           --------           --------
                                                     --------           --------           --------           --------

   Diluted                                           $  1,090           $    742           $  1,529           $    909
                                                     --------           --------           --------           --------
                                                     --------           --------           --------           --------

HISTORIC NET INCOME PER SHARE:

   Basic                                             $   0.12           $   0.63           $   0.30           $   0.63
                                                     --------           --------           --------           --------
                                                     --------           --------           --------           --------

   Diluted                                           $   0.12           $   0.12           $   0.20           $   0.14
                                                     --------           --------           --------           --------
                                                     --------           --------           --------           --------

HISTORIC SHARES USED IN CALCULATING
   HISTORIC NET INCOME PER SHARE:

   Basic                                                8,866              1,044              4,699             1,028
                                                    ---------          ---------          ---------         ---------
                                                    ---------          ---------          ---------         ---------

   Diluted                                              9,125              6,427              7,761             6,405
                                                    ---------          ---------          ---------         ---------
                                                    ---------          ---------          ---------         ---------

            See notes to unaudited consolidated financial statements.

                            RUBIO'S RESTAURANTS, INC.
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                           For the 39 Weeks Ended
                                                                       --------------------------------
                                                                   September 26, 1999  September 27, 1998
                                                                   ------------------  ------------------
OPERATING ACTIVITIES:
    Net income                                                           $  1,529           $    909
    Adjustments to reconcile net income to net cash
      provided by operating activities:
      Depreciation and amortization                                         2,155              1,403
      Deferred compensation                                                    48                 23
      (Gain) loss on disposal/sale of property                                  2                 (2)
      Changes in assets and liabilities:
        Other receivables                                                    (365)               (29)
        Income taxes receivable                                                 -               (218)
        Inventory                                                            (156)               (71)
        Prepaid expenses                                                     (217)              (125)
        Other assets                                                          (98)              (142)
        Deferred income taxes                                                  28                  -
        Accounts payable                                                      278                462
        Accrued expenses and other liabilities                                142                816
        Income taxes payable                                                  529                  -
        Deferred rent                                                         222                127
                                                                         --------           --------
           Cash provided by operating activities                            4,097              3,153

INVESTING ACTIVITIES:
    Proceeds from sale of property                                             26                  7
    Purchase of property                                                  (10,211)            (4,176)
    Purchases of investments                                              (85,522)           (13,953)
    Sales and maturities of investments                                    73,326             15,547
                                                                         --------           --------
           Cash used for investing activities                             (22,381)            (2,575)

FINANCING ACTIVITIES:
    Proceeds from initial public offering                                  26,111                  -
    Proceeds from line of credit borrowing                                  1,000                  -
    Stock offering costs                                                   (2,872)                (4)
    Principal payments on long-term debt                                   (1,856)              (520)
    Payments under line credit                                             (1,000)                 -
    Proceeds from exercise of stock options                                    47                 52
                                                                         --------           --------
           Cash provided by (used for) financing activities                21,430               (472)
                                                                         --------           --------

INCREASE IN CASH AND CASH EQUIVALENTS                                       3,146                106
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                              787                866
                                                                         --------           --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                               $  3,933           $    972
                                                                         --------           --------
                                                                         --------           --------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
    Cash paid for interest                                               $    162           $    153
                                                                         --------           --------
                                                                         --------           --------
    Cash paid for income taxes                                           $    491           $    152
                                                                         --------           --------
                                                                         --------           --------
SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND
FINANCING ACTIVITIES:
    Holding gains on available-for-sale investments, before tax         $      28           $      -
                                                                         --------           --------
                                                                         --------           --------

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

2. BALANCE SHEET DETAILS AS OF SEPTEMBER 26, 1999 AND DECEMBER 27, 1998 (in thousands):

                                                               1999               1998
                                                             --------           --------
   PROPERTY - at cost:
      Building and leasehold improvements                    $ 14,123           $ 11,209
      Equipment and furniture                                  14,056             10,319
      Construction in process and related costs                 4,044              1,060
                                                             --------           --------
                                                               32,223             22,588
      Less:  accumulated depreciation and amortization         (7,061)            (5,455)
                                                             --------           --------
   Total                                                     $ 25,162           $ 17,133
                                                             --------           --------
                                                             --------           --------

   ACCRUED EXPENSES AND OTHER LIABILITIES:
      Compensation                                           $    755           $  1,069
      Sales taxes                                                 584                334
      Vacation pay                                                292                248
      Unearned usage allowance                                    232                206
      Other                                                       429                293
                                                             --------           --------
   Total                                                     $  2,292           $  2,150
                                                             --------           --------
                                                             --------           --------

3.      LONG-TERM DEBT AND CREDIT FACILITIES


REVOLVING LINE OF CREDIT - As of September 26, 1999, there were no borrowings against the Credit Line.

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

                            RUBIO'S RESTAURANTS, INC.
             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

5.      EARNINGS PER SHARE

         Reconciliation of basic and diluted earnings per share in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share", is as follows (in thousands, except per share amounts):


                                                                  13 Weeks Ended                     39 Weeks Ended
                                                             -------------------------           -------------------------
                                                          September 26,     September 27,     September 26,     September 27,
                                                              1999              1998              1999              1998
                                                          -------------    --------------     -------------     -------------
Numerator
 Basic:
   Net Income                                                $ 1,090           $   742           $    1,529           $   909
   Accretion on redeemable convertible preferred stock             -               (87)                (138)             (260)
                                                             -------           -------              -------           -------

       Net income attributable to common
       stockholders                                            1,090               655                1,391               649

 Diluted:
   Reversal of accretion on redeemable convertible
   preferred stock                                                 -                87                  138               260
                                                             -------           -------              -------           -------
       Net income attributable to common
       stockholders                                          $ 1,090           $   742           $    1,529           $   909
                                                             -------           -------              -------           -------
                                                             -------           -------              -------           -------

Denominator
 Basic:
       Weighted average common shares outstanding              8,866             1,044                4,699             1,028

Diluted:
  Effect of dilutive securities:
       Common stock options                                      259               120                  245               114
       Conversion of convertible preferred stock                   -             5,263                2,817             5,263
                                                             -------           -------              -------           -------
          Total weighted average common and potential
          common shares
                                                             -------           -------              -------           -------
          Outstanding                                          9,125             6,427                7,761             6,405
                                                             -------           -------              -------           -------
                                                             -------           -------              -------           -------

Earnings per share
  Basic                                                      $  0.12           $  0.63           $     0.30           $  0.63
                                                             -------           -------              -------           -------
                                                             -------           -------              -------           -------
  Diluted                                                    $  0.12           $  0.12           $     0.20           $  0.14
                                                             -------           -------              -------           -------
                                                             -------           -------              -------           -------

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

RECENT DEVELOPMENTS

     In May 1999, we completed our initial public offering of 2,486,748 shares of common stock, providing us with proceeds, net of underwriting fees and offering expenses, of $23,238,748.

OVERVIEW

     We opened our first high-quality, quick-service Mexican restaurant in 1983, and grew steadily through 1994, at which time we operated 17 units. We accelerated the number of restaurant openings in recent years, going from six new restaurants opened in 1995 to 16 in 1998. We continue to accelerate the number of restaurant openings, with 31 additional units planned to be opened in 1999 and 36 new units planned in 2000. We have opened 23 new restaurants in 1999 through September 26, 1999.

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

         We use a 52- or 53-week fiscal year ending on the Sunday nearest December 31. The nine-month periods ended September 27, 1998 and September 26, 1999 each consisted of 39 weeks. The three-month periods ended September 27, 1998 and September 26, 1999 each consisted of 13 weeks.

RESULTS OF OPERATIONS

13 WEEKS ENDED SEPTEMBER 26, 1999 COMPARED TO THE 13 WEEKS ENDED SEPTEMBER 27, 1998
        Our operating results for the 13 weeks, expressed as a percentage of sales, were as follows:

                                                                 For 13 Weeks Ended
                                                           ------------------------------
                                                         September 26,        September 27,
                                                              1999                 1998
                                                         -------------        -------------
Sales (in thousands)                                       $  19,729            $  12,935
Costs and expenses:
            Cost of sales                                       29.7%                29.6%
            Restaurant labor, occupancy and other               47.4                 48.1
            Depreciation and amortization                        4.1                  3.8

            General and administrative expenses                  9.4                 12.9
            Pre-opening costs                                    1.4                  0.6
                                                           ---------            ---------
Operating income                                                 8.0                  5.0
Interest income, net                                             1.2                  0.4
Miscellaneous income                                               -                    -
Gain (loss) on disposal/sale of property                           -                    -
                                                           ---------            ---------

Income before income taxes                                       9.2                  5.4
Income tax (expense) benefit                                    (3.7)                 0.3
                                                           ---------            ---------
Net income                                                       5.5%                 5.7%
                                                           ---------            ---------
                                                           ---------            ---------

        Results of operations reflect a full 13 weeks of operations for 71 restaurants and 49 restaurants for the periods ended September 26, 1999 and September 27, 1998, respectively. Results of operations also reflect a partial period of operations for 11 restaurants and 3 restaurants for the 13 weeks ended September 26, 1999 and September 27, 1998, respectively.

SALES. Sales increased $6.8 million, or 52.7%, to $19.7 million for the 13 weeks ended September 26, 1999 from $12.9 million for the 13 weeks ended September 27, 1998. This increase was principally due to the $2.1 million in sales generated by a full quarter of operations from the 10 units opened in 1998, which have been opened for less than 15 months, combined with the $4.4 million from the 23 units opened during 1999. In addition, comparable unit sales increased $290,000, or 2.4%. The comparable unit sales increase primarily was driven by the continued success of our Lobster Burrito promotion and a four week $0.99 Fish Taco promotion. We also introduced a price increase of approximately 1.5% at the beginning of 1999.

COST OF SALES. Cost of sales as a percentage of sales increased slightly to 29.7% in the 13 weeks ended September 26, 1999 from 29.6% in the 13 weeks ended September 27,1998.

RESTAURANT LABOR, OCCUPANCY AND OTHER. Restaurant labor, occupancy and other decreased as a percentage of sales to 47.4% for the 13 weeks ended September 26, 1999 from 48.1% in the 13 weeks ended September 27, 1998. The decrease as a percentage of sales is primarily a function of leveraging our fixed costs as our average unit volume increases. The improvements in our fixed costs were slightly offset by an increase in labor. This labor increase was due primarily to expected inefficiencies in the new stores.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization increased to $800,000 in the 13 weeks ended September 26, 1999 from $495,000 in the 13 weeks ended September 27, 1998. The $305,000 increase was primarily due to the additional depreciation on the 16 new units opened during 1998 and the 23 new units opened during 1999. As a percentage of sales, depreciation and amortization increased to 4.1% in the 13 weeks ended September 27, 1999 from 3.8% in the 13 weeks ended September 27, 1998.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased to $1.9 million for the 13 weeks ended September 26, 1999 from $1.7 million for the 13 weeks ended September 27, 1998. The increase was primarily due to increases in salaries and benefits related to the hiring of additional corporate employees and field management personnel as well as other corporate level expenses required to support and manage unit expansion. General and administrative expenses decreased as a percentage of sales to 9.4% in 1999 from 12.9% in 1998 primarily due to our expanding revenue base.

PRE-OPENING EXPENSES. Pre-opening expenses increased to $276,000 for the 13 weeks ended September 26, 1999 from $80,000 for the 13 weeks ended September 27, 1998 primarily due to the increase in unit openings to 11 in 1999 compared to three in 1998. In addition, we opened a restaurant in a new market. The first store in a new market will typically have higher opening costs than a new store in an existing market.

OTHER INCOME - NET. Other income - net increased to $243,000 for the 13 weeks ended September 26, 1999 from $51,000 in other income - net in the 13 weeks ended September 27, 1998. The increase is primarily due to an increase in the cash available for investing after our initial public offering. Interest and investment income increased to $268,000 for the 13 weeks ended September 26, 1999 from $115,000 in the 13 weeks ended September 27, 1998. Interest expense declined to $28,000 for the 13 weeks ended September 26, 1999 from $61,000 in the 13 weeks ended September 27, 1998. This decrease is due to the repayment of all long-term debt with the proceeds from our initial public offering.

INCOME TAXES. The provision for income taxes in the 13 weeks ended September 26, 1999 and September 27, 1998, respectively, is based on the approximate annual effective tax rate applied to the respective quarter's pretax book income. The 40% tax rate applied in 1999 comprises the federal and state statutory rates based on the estimated annual effective rate for 1999. The 7.8% tax benefit applied in 1998 is primarily a result of the recognition of 1997 net deferred tax assets previously valued, due to the 1998 net income and the future realizability of such net deferred tax assets.

39 WEEKS ENDED SEPTEMBER 26, 1999 COMPARED TO THE 39 WEEKS ENDED
SEPTEMBER 27, 1998

Our operating results for the 39 weeks, expressed as a percentage of sales, were as follows:

                                                                 For 39 Weeks Ended
                                                          ---------------------------------
                                                        September 26, 1999   September 27, 1998
                                                        ------------------   ------------------
Sales (in thousands)                                       $  50,434            $  33,059
Costs and expenses:
            Cost of sales                                       29.4%                29.3%
            Restaurant labor, occupancy and other               49.0                 50.0
            Depreciation and amortization                        4.3                  4.3

            General and administrative expenses                 11.8                 13.9
            Pre-opening costs                                    1.1                  0.5
                                                           ---------            ---------

Operating income                                                 4.4                  2.0
Interest income, net                                             0.6                  0.5
Miscellaneous income                                               -                    -
Gain (loss) on disposal/sale of property                           -                    -
                                                           ---------            ---------

Income before income taxes                                       5.0                  2.5
Income tax (expense) benefit                                    (2.0)                 0.2
                                                           ---------            ---------
Net income                                                       3.0%                 2.7%
                                                           ---------            ---------
                                                           ---------            ---------

        Results of operations reflect a full 39 weeks of operations for 59 restaurants and 43 restaurants for the 39 weeks ended September 26, 1999 and September 27, 1998, respectively. Results of operations also reflect 23 restaurant openings during the 39 weeks ended September 27, 1999 and nine restaurant openings during the 39 weeks ended September 27, 1998.

SALES. Sales increased $17.3 million, or 52.6%, to $50.4 million for the 39 weeks ended September 26, 1999 from $33.1 million for the 39 weeks ended September 27, 1998. This increase was principally due to the $8.1 million in sales generated by a full 39 weeks of operations in 1999 from the 10 units opened in 1998, which have been open for less than 15 months, combined with the $7.2 million from the 23 units opened during 1999. In addition, comparable unit sales increased $2.0 million or 6.8%. The comparable unit sales increase was driven by the success of our $0.99 Fish Taco, Tequila Shrimp Burrito, and Lobster Burrito promotions, combined with slightly weaker sales in the early part of 1998 as a result of poor weather related to El Nino. We also introduced a price increase of approximately 1.5% at the beginning of 1999.

COST OF SALES. Cost of sales as a percentage of sales increased slightly to 29.4% in the 39 weeks ended September 26, 1999 from 29.3% in the 39 weeks ended September 27, 1998. Higher food costs were partially offset by lower beverage and paper supply costs.

RESTAURANT LABOR, OCCUPANCY AND OTHER. Restaurant labor, occupancy and other declined as a percentage of sales to 49.0% in the 39 weeks ended September 26, 1999 from 50.0% in the 39 weeks ended September 27, 1998. The decrease is primarily a function of leveraging our fixed costs as our average unit volume increases.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization increased to $2,155,000 in the 39 weeks ended September 26, 1999 from $1,403,000 in the 39 weeks ended September 27, 1998. The $752,000 increase was primarily due to additional depreciation on the 16 new units opened during 1998 and the 23 new units opened during the first 39 weeks of 1999. As a percentage of sales, depreciation and amortization remained constant at 4.3% of sales in 1999 and 1998.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased to $5.9 million in 1999 from $4.6 million in 1998. The increase is primarily due to increases in salaries and benefits related to the hiring of additional corporate employees and field management personnel as well as other corporate level expenses required to support and manage unit expansion. General and administrative expenses decreased as a percentage of sales to 11.8% in 1999 from 13.9% in 1998 primarily due to our expanding revenue base.

PRE-OPENING EXPENSES. Pre-opening expenses increased to $538,000 in the 39 weeks ended September 26, 1999 from $173,000 in the 39 weeks ended September 27, 1998 primarily due to the increase in unit openings to 23 in the first 39 weeks of 1999 compared to nine in the first 39 weeks of 1998. In addition, we opened restaurants in four new markets. The first few stores in a new market will typically have higher opening costs than a new store in an existing market.

OTHER INCOME - NET. Other income - net increased to $300,000 in the 39 weeks ended September 26, 1999 from $178,000 in other income - net in the 39 weeks ended September 27, 1998. This decrease is primarily due to an increase in interest and investment income to $433,000 in 1999 from $376,000 in 1998 due to an increase in cash available for investing after our initial public offering. Interest expense declined to $131,000 in 1999 from $192,000 in 1998 as a result of the repayment of all long-term debt with the proceeds from our initial public offering.

INCOME TAXES. The provision for income taxes in the 39 weeks ended September 26, 1999 and September 27, 1998, respectively, is based on the approximate annual effective tax rate applied to the respective period's pretax book income. The 40% tax rate applied in 1999 comprises the federal and state statutory rates based on the estimated annual effective rate for 1999. The 7.8% tax benefit applied in 1998 is primarily a result of the recognition of 1997 net deferred tax assets previously valued, due to the 1998 net income and the future realizability of such net deferred tax assets.

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

        We generated $4.1 million in cash flow from operating activities for the 39 weeks ended September 26, 1999 and $3.2 million for the 39 weeks ended September 27, 1998. The $4.1 million in 1999 includes a $0.5 million increase in income taxes payable, of which $1.0 million represents the income tax accrual offset by $0.5 million in taxes paid.

        Net cash used in investing activities was $22.4 million for the 39 weeks ended September 26, 1999 compared to $2.6 million for the 39 weeks ended September 27, 1998. Our principal uses of cash in 1999 were the development and opening of new restaurants and the purchase of investments from the net proceeds of our initial public offering. We incurred $10.2 million in capital expenditures during the 39 weeks ended September 26, 1999, of which $8.8 million was for new unit openings and $0.6 million was for point of sales system upgrades and a company-wide back office system roll-out. During the 39 weeks ended September 27, 1998, we incurred $4.2 million in capital expenditures, of which $3.9 million was for new unit openings.

        Net cash provided by financing activities was $21.4 million for the 39 weeks ended September 26, 1999 compared to a net use of $472,000 for the 39 weeks ended September 27, 1998. Financing activities in 1999 primarily consisted of our initial public offering, which resulted in net proceeds of $23.2 million. Part of the offering proceeds were used to repay the remaining $1.7 million balance of our term loan agreement with a financial institution. In addition, we have a $7.5 million line of credit agreement with a financial institution. As of September 26, 1999, there were no borrowings against the line of credit.

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

     OUR STATE OF YEAR 2000 READINESS

     We have reviewed both our information technology and our non-information technology systems to determine whether they are year 2000 compliant. We have not identified any material systems which are not year 2000 compliant. We have had formal communications with all significant supplier and service providers to determine the extent to which we are vulnerable to those third parties' failures to solve their year 2000 problem. We have received written assurances of year 2000 compliance from substantially all of the third parties with whom we have relationships, including our point-of-sale, payroll, and credit card service providers. Testing and replacement of all systems has been essentially completed. We intend to continue to make efforts to ensure that third parties with whom we have relationships are year 2000 compliant.

     THE COSTS TO ADDRESS OUR YEAR 2000 ISSUES

     We estimate that we have incurred costs of less than $35,000 to date in connection with our year 2000 plan. We currently estimate the total costs of completing our year 2000 plan, including costs incurred to date, to be less than $50,000. This estimate is based on currently available information and will be updated as we continue our assessment of third-party relationships, proceed with our testing and implementation and design contingency plans.

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

      -  reliable means of transporting supplies to our restaurants.

         Such failure could affect our ability to sell product which could have a material adverse effect on our business or results of operations.

     OUR CONTINGENCY PLAN

     We continue to update a business contingency plan that addresses both avoidable and unavoidable year 2000 risks. This plan includes maintaining relationships with several suppliers of services and products to mitigate a "worst case" scenario in which one or more of our suppliers are not year 2000 compliant. We feel the costs of the plan will not be material due to the diversification of suppliers. As year 2000 approaches, enhancements and revisions will be continuously evaluated and implemented as appropriate.

RISKS AND UNCERTAINTIES

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

        IF WE ARE NOT ABLE TO SUCCESSFULLY PURSUE OUR RAPID EXPANSION STRATEGY, OUR BUSINESS AND RESULTS OF OPERATIONS MAY BE ADVERSELY IMPACTED.

        We intend to continue to pursue a rapid expansion strategy. Since 1996, and as of September 26, 1999 we have opened 51 restaurants, 21 of which were opened outside of Southern California. We intend to open 31 restaurants in 1999, 23 of which have been opened to date. Fourteen of the 1999 openings are outside Southern California. We intend to open an additional 36 restaurants in 2000. Our ability to successfully achieve our expansion strategy will depend on a variety of factors, many of which are beyond our control. These factors include:

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

        All but three of our existing restaurants are located in the southwest region of the United States. Accordingly, we are susceptible to fluctuations in our business caused by adverse economic or other conditions in this region, including natural or other disasters. Our significant investment in, and long-term commitment to, each of our units limits our ability to respond quickly or effectively to changes in local competitive conditions or other changes that could affect our operations. In addition, some of our competitors have many more units than we do. Consequently, adverse economic or other conditions in a region, a decline in the profitability of several existing units or the introduction of several unsuccessful new units in a geographic area could have a more significant effect on our results of operations than would be the case for a company with a larger number of restaurants or with more geographically dispersed restaurants.

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

         WE MAY FAIL TO BE YEAR 2000 COMPLIANT

         We have tested almost all components of our systems and feel reasonably assured that they will function properly in the year 2000. In addition, our restaurant information systems have been upgraded in an effort to prevent system failure or miscalculation resulting from the year 2000 issue.

        We estimate that we have incurred costs of less than $35,000 to date in connection with our year 2000 plan. We currently estimate the total costs of completing our year 2000 plan, including costs incurred to date, to be less than $50,000. We have received written assurances of year 2000 compliance from substantially all of the third parties with whom we have relationships, including our point-of-sale, payroll, and credit card service providers. If our efforts to address year 2000 crises are not successful, or if suppliers or other third parties with whom we conduct business do not successfully address such risks, it could have a material adverse effect on our business and results of operations.

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

        We have no derivative financial instruments or derivative commodity instruments in our cash, cash equivalents and investments. We invest our cash, cash equivalents and investments in highly liquid investments, consisting of money market instruments, high grade commercial papers and short to intermediate term government and corporate bonds. We have invested the net proceeds from our initial public offering in a similar manner.

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

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

        None

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

(a) Not applicable

(b) Not applicable

(c) Not applicable

(d) The Company registered and sold 2,486,748 shares of common stock, par value $.001, to the public at an aggregate offering price of $26,110,854 or $10.50 a share, which was declared effective on May 21, 1999.

        Through September 26, 1999, we incurred the following expenses in connection with the offering:


Underwriting discounts and commissions.................. $1,827,760
Other expenses (audit, legal, etc.).....................  1,044,346
                                                         ----------
   Total expenses....................................... $2,872,106
                                                         ----------
                                                         ----------

The net offering proceeds to us after deducting the total expenses above were $23,238,748.

        Our use of the proceeds through September 26, 1999 conformed to the intended use of proceeds described in the prospectus related to the offering.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

        None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None

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

        b) Reports on Form 8-K:
                No reports on Form 8-K were filed by the Registrant during the 13 weeks ended September 26, 1999

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