Form 10-K
period 1999-12-26
RUBIOS RESTAURANTS INC
filed 2000-03-27
CIK 1082423

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

  [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 26, 1999
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

        Securities registered pursuant to Section 12(b) of the Act: None


           Securities registered pursuant to Section 12(g) of the Act:
                    COMMON STOCK, PAR VALUE $0.001 PER SHARE


Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X   No
                                             -----   -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K.

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of February 16, 2000 was approximately $27,560,869. This amount excludes 4,934,448 shares of the Registrant's common stock held by executive officers, directors and affiliated parties at February 16, 2000. Exclusion of such shares should not be construed to indicate that any such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the Registrant or that such person is controlled by or under common control with the Registrant.

As of February 16, 2000, there were 8,871,715 shares of the Registrant's common stock, par value $0.001 per share, outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

PART III incorporates information by reference from the definitive proxy statement for the 2000 Annual Meeting of Stockholders to be held on June 6, 2000.

                            RUBIO'S RESTAURANTS, INC.

                                TABLE OF CONTENTS



                                                                                     Page
                                                                                     ----
PART I

Item 1   Business                                                                      4

Item 2.  Properties                                                                   18

Item 3.  Legal Proceedings                                                            18

Item 4.  Submission of Matters to a Vote of Security Holders                          18


PART II

Item 5.  Market for Registrant's Common Equity and Related                            18
         Stockholders Matters

Item 6.  Selected Financial Data                                                      19

Item 7.  Management's Discussion and Analysis of Financial Condition
         And Results of Operations                                                    20

Item 7A. Quantitative and Qualitative Disclosure About Market Risk                    26

Item 8.  Financial Statements and Supplementary Data                                  26

Item 9.  Changes in and Disagreements With Accountants on Accounting and
         Financial Disclosure                                                         27


Part III

Item 10. Directors and Executive Officers of the Registrant                           27

Item 11. Executive Compensation                                                       27

Item 12. Security Ownership of Certain Beneficial Owners and Management               27

Item 13. Certain Relationships and Related Transactions                               27


Part IV

Item 14. Exhibits and Financial Statement Schedules                                   27


         Signatures                                                                   29


PART I
Item 1.  BUSINESS

This annual report on Form 10-K may contain certain projections, estimates and other forward-looking statements that involve a number of risks and uncertainties, including without limitation, those discussed below at "Risks Factors." While this outlook represents our current judgment on the future direction of the business, such risks and uncertainties could cause actual results to differ materially from any future performance suggested below. We undertake no obligation to release publicly the results of any revisions to these forward-looking statements to reflect events or circumstances arising after the date of this annual report.

    As of March 16, 2000, we own and operate 95 high-quality, quick-service Mexican restaurants that offer traditional Mexican cuisine combined with fresh seafood indicative of the Baja region of Mexico. Our restaurants are located in California, Arizona, Nevada, Utah and Colorado.

RUBIO'S BAJA GRILL CONCEPT

    The Rubio's Baja Grill concept successfully evolved from the original "Rubio's, Home of the Fish Taco" concept, which our co-founder Ralph Rubio first developed following his college spring break trips to the Baja peninsula of Mexico in the mid-1970s. Ralph opened the first Rubio's restaurant with his father, Rafael, over 17 years ago in the Mission Bay area of San Diego. Building on the success of our original "fish taco" concept, we later expanded our menu offerings and upgraded our store layout to appeal to a broader customer base. We believe the "Rubio's Baja Grill" concept is uniquely positioned between the quick-service and casual dining segments of the restaurant industry. The critical elements of our market positioning are as follows:

     - DISTINCTIVE, FRESH, HIGH-QUALITY FOOD. We seek to differentiate ourselves from other quick-service and fast food Mexican restaurants by offering high-quality products made-to-order using authentic regional Baja Mexican recipes. We have experienced a high degree of success to date developing distinctive and flavorful offerings that generate strong customer loyalty and are often described as "craveable." Our signature items include our Baja-style fish tacos as well as limited time promotions such as our lobster burrito, crab and shrimp enchilada and tequila shrimp burrito. Our menu is served at both lunch and dinner. It features a variety of other freshly prepared items, including tacos and burritos made with chargrilled chicken, steak, shrimp and a featured "fish of the day", as well as grilled quesadillas. Freshly prepared salsas are offered at our complimentary salsa bar. Our menu also includes reduced fat "Healthmex" offerings and "Kid Pesky" meals designed for children.

     - CASUAL, FUN DINING EXPERIENCE. We strive to promote an enjoyable overall customer experience by creating a fun and relaxed setting in each of our restaurants. Unlike the generic decor of a typical fast food restaurant, our restaurants are designed to create an authentic personality capturing the relaxed, beach-like atmosphere of the Baja region of Mexico. Our design elements include colorful Mexican tiles, saltwater aquariums with tropical fish, Baja beach photos and tropical prints, surfboards on the walls and authentic palm-thatched patio umbrellas, or palapas, in most existing locations.

     - EXCELLENT DINING VALUE. Our restaurants offer guests high-quality food typically associated with sit-down, casual dining restaurants at quick-service prices. In addition to favorable prices, we offer the convenience and rapid delivery of a traditional quick-service format. We provide guests a clean and comfortable environment in which to enjoy their meal on site. We also offer guests the convenience of take-out service. We believe the strong value we deliver to our customers is critical to building strong repeat business and customer loyalty. We were incorporated in California in May 1985, and reincorporated in Delaware in October 1997. We have a wholly owned subsidiary, Rubio's Restaurants of Nevada, Inc., which was incorporated in Nevada in 1997.

OUR BUSINESS STRATEGIES

    Our business objective is to become the leading high-quality, quick-service Mexican restaurant brand nationwide. In order to achieve our business objective, we have developed the following strategies:
    - CREATE A DISTINCTIVE CONCEPT AND BRAND. Our restaurants provide guests with a distinctive dining experience which, we believe, helps promote frequent visiting patterns and strong customer loyalty. We continue to focus on several key initiatives designed to enhance the performance of our existing restaurants and strengthen our brand identity. These initiatives include developing and expanding proprietary menu offerings such as the Baja-style fish taco, lobster burrito and "Baja Bowl," a flavorful combination of chargrilled steak or chicken served over rice and beans with fresh tomatoes, onions and cilantro. In addition, we focus on securing high-visibility, high-traffic store locations and promoting the awareness of our brand through comprehensive regional and local media campaigns. As a result of these initiatives, we experienced comparable store sales increases of 6.0% in 1999, 10.4% in 1998 and 18.0% in 1997.

    - ACHIEVE ATTRACTIVE RESTAURANT-LEVEL ECONOMICS. We believe that we have been able to achieve attractive operating results due to the broad appeal of our concept, careful site selection and cost-effective development, consistent application of our management and training programs and favorable product costs. We utilize centralized information and accounting systems which allow our management to monitor and control labor, food and other direct operating expenses, and provide them with timely access to financial and operating data. We believe we achieve a lower-than-average product cost compared to our competitors, due to the popularity of our fish items versus higher-cost items such as chicken and steak. We also believe that our culture and emphasis on training leads to a lower employee turnover ratio, and therefore higher productivity, compared to many of our competitors.

    - EXECUTE DISCIPLINED EXPANSION STRATEGY. We believe that our restaurant concept has broad national appeal and that, as a result, we have significant opportunities to expand our operations and generate attractive unit level economics. With the addition of selected senior management in operations, development, marketing and finance in 1996, we implemented an accelerated expansion strategy. Our current expansion plan calls for us to open 36 restaurants in 2000. Through our rigorous site selection process and criteria developed by our real estate committee, we principally target high-traffic, high-visibility locations in urban and suburban markets with medium to high family income levels.

    - ENSURE HIGH-QUALITY GUEST EXPERIENCE. We strive to provide a consistent, high-quality guest experience in order to generate frequent visiting patterns and brand loyalty. To achieve this goal, we focus on creating a fun, team-like culture for our restaurant employees, which we believe fosters a friendly and inviting atmosphere for our guests. Through extensive training, experienced restaurant-level management and rigorous operational controls, we seek to ensure prompt, friendly and efficient service to our guests. Our commitment to making each guest's experience a consistently positive one is evidenced by Rubio's list of "House Rules", which is prominently displayed in each restaurant and defines the high level of quality and service our guests can expect from us. Overall, we design our concept to appeal to a broad variety of guests, including families, and believe the cleanliness of our facilities provides an additional advantage over many of our competitors.

                                 UNIT ECONOMICS

    In 1999, the 59 units open the entire year generated on a per unit basisaverage sales of $944,000, average operating income of $170,000, or 18.1% of sales, and average cash flow of $208,000, or 22.1% of sales. Comparable restaurant sales increased 6.0% in 1999, following a 10.4% increase in 1998.

    We currently have 23 units open outside California. Of these, eight units have over 12 months of operating results. These units generated average sales of $905,000 for the most recent 12 months, average operating income of $128,000, or 14.2% of sales, and average cash flow of $174,000 or 19.2% of sales. These results are not necessarily indicative of the results we will obtain in connection with the other units currently open, or those we may open in the future.

    We currently lease all of our restaurant locations with the exception of one owned building. We plan to continue to lease substantially all of our future restaurant locations in order to minimize the cash investment associated with each unit. Our site selection strategy is to locate our restaurants in high-profile, high-traffic locations, preferably on an end-cap location in line with other retail properties.

    Historically, the size of our restaurants has generally ranged from 1,800 to 3,600 square feet, excluding our smaller, food court locations. We expect the size of our future sites to range from 2,000 to 2,400 square feet. We intend to continue to develop restaurants that will require, on average, a total cash investment of approximately $380,000, including pre-opening expenses of $20,000.

EXISTING AND PROPOSED LOCATIONS

    The following table sets forth information about our existing and proposed Units. As of March 16, 2000, we operate 33 restaurants in San Diego county, 37 restaurants in greater Los Angeles, which includes Los Angeles, Orange, San Bernardino, Ventura and Riverside counties, 11 restaurants in Phoenix/Tucson, Arizona, five restaurants in Las Vegas, Nevada, four restaurants in Denver, Colorado, three restaurants in Salt Lake City, Utah and two in the Sacramento, California area. In addition, we license our concept to other restaurant operators for three non-traditional locations at Qualcomm Stadium, the San Diego International Airport food court and the Del Mar Thoroughbred Club. Eight of the 31 units we plan to open in the balance of 2000 are under construction. We have signed leases for an additional 27 units. The majority of our units are in high-traffic retail centers, and are not stand-alone units.


                                                                         Under                         Lease
Locations                                  Opened                     Construction                     Stores
---------                                  ------                     ------------                     ------
San Diego Area                                33                             1                             1
Los Angeles Area                              37                             2                            16
Phoenix/Tucson Area                           11                             1                             4
Las Vegas Area                                 5                             -                             1
Denver Area                                    4                             -                             3
Salt Lake City Area                            3                             3                             1
Sacramento Area                                2                             1                             1
                                              --                            --                            --
                        Totals                95                             8                            27
                                              ==                            ==                            ==


EXPANSION AND SITE SELECTION

    We plan to open 36 units during 2000, five of which have opened to date, and 44 units in 2001. Leases for seven of the 44 units to be opened in 2001 have been signed. We opened our first unit outside of California in Phoenix, Arizona in April 1997. We currently operate a total of 23 units outside of California, including eleven in Arizona, five in Las Vegas, four in Denver and three in Utah.

    Our expansion strategy targets major metropolitan areas that have attractive demographic characteristics. Once a metropolitan area is selected, we identify viable trade areas that have high-traffic patterns, strong demographics, such as high density of white collar families, medium to high family incomes, high education levels, and density of both daytime employment and residential developments, limited competition within the trade area and strong retail and entertainment developments. Within a desirable trade area, we select sites that provide specific levels of visibility, accessibility, parking, co-tenancy and exposure to a large number of potential customers.

    We believe that the quality of our site selection criteria is critical to our continuing success. Therefore, our senior management team is actively involved in the selection of each new market and specific site, personally visiting all new markets and most sites or conducting a video site tour of all sites prior to granting final approval. Each new market and site must be approved by our Real Estate Site Acquisition Committee, which consists of members of senior management. This process allows us to analyze each potential location taking into account its effect on all aspects of our business.

    In connection with our strategy to rapidly expand into selected markets, we expect to initiate a franchising program sometime in 2000. Adopting a franchising strategy will require the Company to devote management and financial resources to build the operational infrastructure needed to support the franchise of our restaurants. Once implemented, the franchising program will earn revenue through initial franchise fees payable to the Company by franchisees and through royalty income based on a percentage of restaurant sales. Franchising programs typically involve substantially lower initial cash investments compared to unit expansion strategies where company-owned units are developed and leased.

MENU

    Our menu features made-to-order burritos, soft-shell tacos, and quesadillas made with marinated, chargrilled chicken breast and lean steak, as well as seafood indicative of the Baja region of Mexico, such as chargrilled mahi mahi, sauteed shrimp and our signature Baja-style fish taco. Side items including our chips, beans and rice are all made fresh daily. Other ingredients, such as our fresh, handmade guacamole, shredded natural cheeses and our zesty chipotle sauce, also contribute to our quality image and distinctive flavor profiles. We also offer a self-serve salsa bar where guests can choose from three different salsas made fresh every day at each restaurant. Our prices range from $1.79 for a Baja-style fish taco to $5.79 for a Cabo Combo, which includes a shrimp burrito, fish taco, chips and beans. Most units also offer a selection of imported Mexican and domestic beers.

    To provide added variety, from time to time we introduce limited time offerings such as our lobster burrito, tequila shrimp burrito, "killer" shark tacos, shrimp and crab enchiladas and Baja Bowls. Some of these items have been permanently added to the menu, such as the Baja Bowl. Other items, such as the lobster burrito, are offered seasonally due to limited availability.

    Substantially all of our units include a HealthMex section on their menu and Kid Pesky meals designed for children. Our HealthMex items are designed to have less than 22% of their calories from fat, and include a chargrilled mahi mahi taco or a chargrilled chicken burrito served on a whole wheat tortilla.

      The Kid Pesky meals consist of a choice of a fish taco, chicken taquitos, quesadilla or a bean and cheese burrito, along with a side dish, drink, churro dessert and toy surprise.

DECOR AND ATMOSPHERE

    We believe that the decor and atmosphere of our restaurants is a critical factor in our guests' overall dining experience. We strive to create the relaxed, casual environment that is reminiscent of the Baja region of Mexico. Our design elements include colorful Mexican tiles, saltwater aquariums with tropical fish, Baja beach photos and tropical prints, surfboards on the walls and authentic palm-thatched patio umbrellas, or palapas, in most existing locations. We believe the decor and atmosphere of our restaurants appeal to a broad variety of consumers, including families.

MARKETING

      We utilize broadcast advertising as a marketing tool to increase our brand awareness, attract new guests and build customer loyalty. Our advertising is designed to portray ourselves as a high-quality, quick-service Mexican food restaurant and to promote special offers to increase sales. Examples of these offers include limited-time-only product introductions, such as our lobster burrito or tequila shrimp burrito, as well as price promotions, such as our 99-cent fish taco special. Media used for these promotions include television, radio, coupons and in-store merchandising materials. We believe word-of-mouth advertising is also a key component in attracting new guests.

    As part of our expansion strategy, we select target markets which we believe will support multiple units and the efficient use of broadcast advertising. Upon entry into each new market, we also hire local public relations firms to help establish brand awareness for our restaurants as we build toward media efficiency. In 1999, we spent approximately $2.1 million on marketing. We expect our marketing expenditures to increase as we add new restaurants and expand into new markets.

OPERATIONS

    UNIT MANAGEMENT AND EMPLOYEES

    Our typical restaurant employs one general manager, one to two assistant managers and 22 to 25 hourly employees, approximately 60% of which are full-time employees and approximately 40% of which are part-time employees. The general manager is responsible for the day-to-day operations of the restaurant, including food quality, service, staffing and purchasing. We seek to hire experienced general managers and staff and to motivate and retain them by providing opportunities for increased responsibilities and advancement, as well as performance-based cash incentives. These performance incentives are tied to sales, profitability and qualitative measures such as mystery shoppers, who anonymously evaluate individual restaurants. We also grant general managers options to purchase shares of our common stock when hired or promoted. All employees working more than 20 hours per week are eligible for health benefits and participation in our 401(k) plan.

    We currently employ 13 district managers, each of whom reports to a regional manager. These district managers direct unit management in all phases of restaurant operations, as well as assist in opening new units. We also grant district managers options to purchase shares of our common stock when hired or promoted.

    TRAINING

    We strive to maintain quality and consistency in each of our units through the careful training and supervision of personnel and the establishment of, and adherence to, high standards relating to personnel performance, food and beverage preparation and maintenance of facilities. We have implemented a training program that is designed to teach new managers the technical and supervisory skills necessary to direct the operations of our restaurants in a professional and profitable manner. Each manager must successfully complete a five-week training course, which includes hands-on experience in both the kitchen and dining areas. We have also prepared operations manuals and videotapes relating to food and beverage handling, preparation and service. In addition, we maintain a continuing education program to provide our unit managers with ongoing training and support. We strive to maintain a team-oriented atmosphere and instill enthusiasm and dedication in our employees. We regularly solicit employee suggestions concerning the improvement of our operations in order to be responsive to both them and our guests.

    QUALITY CONTROLS

    Our emphasis on excellent customer service is enhanced by our quality control programs. We welcome comments on the quality of service and food at our restaurants by maintaining a toll-free customer hotline and distributing customer surveys. District managers are directly responsible for ensuring that these comments are addressed to achieve a high level of customer satisfaction. Our Director of Food and Beverage is also responsible for ensuring product consistency and quality among our restaurants. Furthermore, we engage a third-party service whereby an anonymous customer or mystery shopper evaluates and reports to management key elements of the Rubio's experience, including product quality, cleanliness and customer service.

    HOURS OF OPERATIONS

    Our units are generally open Sunday through Thursday from 10:30 a.m. until 10:00 p.m., and on Friday and Saturday from 10:30 a.m. until 11:00 p.m.

MANAGEMENT INFORMATION SYSTEMS

    All of our restaurants use computerized point-of-sale systems, which are designed to improve operating efficiency, provide corporate management timely access to financial and marketing data, and reduce restaurant and corporate administrative time and expense. These systems record each order and print the food requests in the kitchen for the cooks to prepare. The data captured for use by operations and corporate management includes gross and net sales amounts, cash and credit card receipts, and quantities of each menu item sold. Sales and receipts information is generally transmitted to the corporate office daily, where it is reviewed and reconciled by the accounting department before being recorded in the accounting system. The daily sales information is polled nightly to the corporate office and distributed to management via an intranet web page each morning. A back office system, including personal computers, has been installed in all operating units. This system allows managers to compare actual food cost to ideal food costs on a daily basis. On a monthly basis, a trend report of actual food cost compared to ideal food cost is also generated.

    Our corporate systems provide management with operating reports that show restaurant performance comparisons with budget and prior year results both for the current accounting period and year-to-date, as well as trend formats by both dollars and percents of sales. These systems allow us to closely monitor restaurant sales, cost of sales, labor expense and other restaurant trends on a daily, weekly, and monthly basis. We believe these systems will enable both unit and corporate management to adequately manage the operational and financial performance of the restaurants in support of our planned expansion.

PURCHASING

    The Company strives to obtain consistently high-quality ingredients at competitive prices from reliable sources. To attain operating efficiencies and to provide fresh ingredients for our food products while obtaining the lowest possible prices for the required quality, purchasing employees at the corporate office control the purchasing of food items through buying from a variety of national, regional and local suppliers at negotiated prices. Most food, produce and other products are shipped from a central distributor directly to the units two to four times per week. Tortillas are delivered daily from local suppliers to ensure product freshness. We do not maintain a central food product warehouse or commissary. As is typical in this industry, we do not have any long-term contracts with our food suppliers. We have not experienced significant delays in receiving our food and beverage inventories, restaurant supplies or equipment.

COMPETITION

    The restaurant industry is intensely competitive. There are many different segments within the restaurant industry that are distinguished by types of service, food types and price/value relationships. We position our restaurants in the high-quality, quick-service Mexican food segment of the industry. In this segment, our direct competitors include Baja Fresh, La Salsa and Chipotle. We also compete indirectly with full-service Mexican restaurants including Chevy's, Chi Chi's and El Torito and fast food restaurants, particularly those focused on Mexican food such as Taco Bell and Del Taco. Competition in this industry segment is based primarily upon food quality, price, restaurant ambiance, service and location. Although we believe we compete favorably with respect to each of these factors, many of its direct and indirect competitors are well-established national, regional or local chains and have substantially greater financial, marketing, personnel and other resources. We also compete with many other retail establishments for site locations.

TRADEMARKS

    We have registered trademarks and service marks include "Rubio's," "Baja Grill," "Home of the Fish Taco," "HealthMex" and "Pesky" with the United States Patents and Trademark Office. We believe that the trademarks, service marks and other proprietary rights have significant value and are important to the marketing of our restaurant concept.

EMPLOYEES

    As of February 23, 2000, we had approximately 2,738 employees, including approximately 43 employees located at the corporate headquarters.

GOVERNMENT REGULATION

    Our restaurants are subject to licensing and regulation by state and local health, sanitation, safety, fire and other authorities, including licensing and regulation requirements for the sale of alcoholic beverages and food. To date, we have not experienced an inability to obtain or maintain any necessary licenses, permits or approvals, including restaurant, alcoholic beverage and retail licensing. In addition, the development and construction of additional units are also be subject to compliance with applicable zoning, land use and environmental regulations.

RISKS FACTORS

        Any investment in our common stock involves a high degree of risk. You should consider carefully the following information about these risks, together with the other information contained in this annual report, before you decide to buy our common stock. If any of the following risks actually occur, our business would likely suffer. In such case, the trading price of our common stock could decline, and you may lose all or part of the money you paid to buy our common stock.

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

        IF WE ARE NOT ABLE TO SUCCESSFULLY PURSUE OUR RAPID EXPANSION STRATEGY, OUR BUSINESS AND RESULTS OF OPERATIONS MAY BE ADVERSELY IMPACTED.

        We intend to continue to pursue a rapid expansion strategy. Since 1996, and as of March 16, 2000, we have opened 95 restaurants, 33 restaurants in San Diego county, 37 restaurants in greater Los Angeles, which includes Los Angeles, Orange, San Bernardino, Ventura and Riverside counties, 11 restaurants in Phoenix/Tucson, Arizona, five restaurants in Las Vegas, Nevada, four restaurants in Denver, Colorado, three restaurants in Salt Lake City, Utah and two in the Sacramento, California area. We plan to open 36 restaurants in 2000, 5 of which have been opened to date. Sixteen of the 36 planned 2000 openings are outside Southern California. We plan to open an additional 44 restaurants in 2000. Our ability to successfully achieve our expansion strategy will depend on a variety of factors, many of which are beyond our control.

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

        Accordingly, results for any one quarter or for any year are not necessarily indicative of results to be expected for any other quarter or for any year. Comparable unit sales for any particular future period may decrease.

        THE RESTAURANT INDUSTRY IS INTENSELY COMPETITIVE AND WE MAY NOT HAVE THE RESOURCES TO COMPETE ADEQUATELY.

        The restaurant industry is intensely competitive. There are many different segments within the restaurant industry that are distinguished by types of service, food types and price/value relationships. We position our restaurants in the high-quality, quick-service Mexican food segment of the industry. In this segment, our direct competitors include Baja Fresh, La Salsa and Chipotle. We also compete indirectly with full-service Mexican restaurants including Chevy's, Chi Chi's and El Torito, and fast food restaurants, particularly those focused on Mexican food such as Taco Bell and Del Taco Competition in our industry segment is based primarily upon food quality, price, restaurant ambiance, service and location. Although we believe we compete favorably with respect to each of these factors, many of our direct and indirect competitors are well-established national, regional or local chains and have substantially greater financial, marketing, personnel and other resources than we do. We also compete with many other retail establishments for site locations.

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

        As of March 16, 2000 all but seven of our existing restaurants are located in the southwest region of the United States. Accordingly, we are susceptible to fluctuations in our business caused by adverse economic or other conditions in this region, including natural or other disasters. Our significant investment in, and long-term commitment to, each of our units limits our ability to respond quickly or effectively to changes in local competitive conditions or other changes that could affect our operations. In addition, some of our competitors have many more units than we do. Consequently, adverse economic or other conditions in a region, a decline in the profitability of several existing units or the introduction of several unsuccessful new units in a geographic area could have a more significant effect on our results of operations than would be the case for a company with a larger number of restaurants or with more geographically dispersed restaurants.

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

        IF WE ADOPT A FRANCHISING STRATEGY, WE MAY BE UNSUCCESSFUL IN EXECUTING A FRANCHISING PROGRAM.

        We may use a franchise strategy in selected markets. If we adopt a franchising strategy, our failure to successfully execute a franchising program could adversely affect our business and results of operations. We have not used franchising to date and may not be successful in implementing a franchise program in the future. We have not yet established any criteria to evaluate prospective franchisees. We may be unable to identify and attract franchisees that have the business abilities or access to financial resources necessary to open our restaurants or to successfully develop or operate our restaurants in their franchise areas in a manner consistent with our standards.

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

     THE INTERESTS OF OUR CONTROLLING STOCKHOLDERS MAY CONFLICT WITH YOUR INTERESTS.

     As of March 8, 2000, the executive officers, directors and entities affiliated with them, in the aggregate, beneficially own approximately 35.3% of our outstanding common stock. These stockholders are able to exercise control over all matters requiring approval by our stockholders, including the election of directors and approval of significant corporate transactions. This concentration of ownership may also have the effect of delaying or preventing a change in control of our company.

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

MANAGEMENT

OUR EXECUTIVE OFFICERS AND KEY EMPLOYEES

     Our executive officers and key employees are as follows:


NAME                     AGE                POSITION WITH THE COMPANY
------------------------ ---    ------------------------------------------------
Ralph Rubio.............  44    President, Chief Executive Officer and Director

Stephen J. Sather.......  52    Chief Operating Officer

Joseph N. Stein.........  39    Chief Strategic and Financial Officer

Richard Rubio...........  36    Vice President of Real Estate Development

Bruce Frazer............  40    Chief Marketing Officer

Ted Frumkin.............  38    Director of Real Estate


    RALPH RUBIO, a co-founder, has served as President, Chief Executive Officer and Director since our inception in January 1983. Prior to founding Rubio's, Mr. Rubio was employed in restaurant management and in various other positions at the Old Spaghetti Factory, Hungry Hunter and Harbor House restaurant chains. Mr. Rubio has more than 20 years of experience in the restaurant industry.

    STEPHEN J. SATHER has served as Chief Operating Officer since July 1998. He has served as Vice President of Operations from February 1996 to July 1998. Prior to joining us, Mr. Sather served as Vice President of New Concepts for Rally's Hamburgers, Inc., a publicly held company, from December 1993 to February 1996. Prior to that, Mr. Sather served as Senior Vice President of Operations for La Salsa Holding Company, a privately held company, from December 1992 until November 1993. From April 1986 until November 1992, Mr. Sather was employed by Taco Bell Corporation, a publicly held company, and served as Director of New Concepts when he left. Mr. Sather has more than 25 years of experience in the restaurant industry.

    JOSEPH N. STEIN was elected Chief Strategic and Financial Officer in April 1999. Prior to joining us, Mr. Stein served as Executive Vice President and Chief Administrative Officer of Checkers Drive-In Restaurants, Inc., a publicly held company, from January 1997 to April 1999, and as Executive Vice President and Chief Financial Officer of Rally's Hamburgers, Inc., a publicly held company, from December 1997 to April 1999. From May 1995 to January 1997, Mr. Stein was employed at CKE Restaurants, Inc., a publicly held company, serving as Senior Vice President and Chief Financial Officer. From April 1990 to May 1995, Mr. Stein held various executive positions at Fidelity National Title Insurance Company, a publicly held company, including Senior Vice President and Director of National Agency Operations. Mr. Stein has more than 13 years of experience in the restaurant industry.

    RICHARD RUBIO has served as Vice President of Real Estate Development since November 1994. From October 1990 until November 1994, Mr. Rubio served as Vice President of Construction, and has served in various other positions with us since June 1983.

    BRUCE FRAZER has served as Chief Marketing Officer since July 1999. He has served as Vice President of Marketing from June 1996 to July 1999. Prior to joining us, Mr. Frazer served as Vice President of Food & Beverage/Product Marketing at Family Restaurants, Inc. from May 1994 until May 1996. From December 1984 until April 1994, Mr. Frazer was employed at Foodmaker, Inc., a publicly held company, serving as Vice President of Product Marketing when he left. Mr. Frazer has more than 15 years of experience in the restaurant industry.

    TED FRUMKIN has served as Director of Real Estate since May 1996. Prior to joining us, Mr. Frumkin served as Real Estate Manager at Office Depot Inc., a publicly held company, from December 1994 until May 1996. From July 1991 until December 1994, Mr. Frumkin served as Real Estate Manager at Wal-Mart Stores Inc., a publicly held company. Prior to that, Mr. Frumkin served as Real Estate Manager at Taco Bell Corporation, a publicly held company, from December 1985 until July 1991.

Item 2:  PROPERTIES

    Our corporate headquarters are located in Carlsbad, California. We occupy this facility under a lease which terminates on August 31, 2005, with options to extend the lease for an additional 13 years. We lease each of our restaurant facilities with the exception of the El Cajon unit, which is covered by a ground lease. The majority of the leases are for 10-year terms and include options to extend the terms. The majority of the leases also include both fixed rate and percentage-of-sales rent provisions.

Item 3.  LEGAL PROCEEDINGS

         We are currently not a party to any litigation that could have a material adverse effect on our results of operations and financial position or its business and are not aware that any such litigation is threatened.


Item 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matter was submitted to a vote of stockholders of the company during the quarter ended December 26, 1999.


PART II
Item 5: MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

         (a) Our common stock is listed on the Nasdaq National Market under the symbol RUBO. Our common stock began trading on May 21, 1999.

         The following table sets forth, for the periods indicated, the high and low closing sales prices for our common stock for each quarter in the last fiscal year following the May 21, 1999 completion of our initial public offering, as regularly reported on the Nasdaq National Market. Such quotations represent inter-dealer prices without retail markup, markdown or commission and may not necessarily represent actual transactions.


                                              HIGH        LOW
                                            ---------   -------
Second Quarter 1999                          $16.50     $13.25
Third Quarter 1999                           $15.50     $ 6.50
Fourth Quarter 1999                          $10.00     $ 6.00


         Since our initial public offering in May, 1999, we have not declared or paid any cash dividends on our common stock. We currently intend to retain all earnings for the operation and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future. As of March 15, 2000, there were approximately 6,938 beneficial stockholders of our common stock, including 255 holders of record.

         (b) The registration statement on Form S-1 filed by us with the SEC in connection with our initial public offering (File No. 333-75087) as amended, was declared effective by the SEC on May 20, 1999. Our net proceeds after deducting the total expenses was approximately $23.4 million. Subsequent to our initial public offering, as disclosed in our initial public offering prospectus, a portion of the offering proceeds were used to repay the remaining $1.5 million balance of our term loan agreement with a financial institution. The remaining proceeds have conformed with our intended use outlined in the prospectus. We currently have approximately $16 million remaining from our initial public offering.

PART II
Item 6.  SELECTED FINANCIAL DATA

         The following selected consolidated financial data should be read in conjunction with the Company's consolidated financial statements and accompanying notes thereto and with Management's Discussion and Analysis of Financial Condition and Results of Operations, which are included elsewhere in this Annual Report on Form 10-K. The consolidated statement of operations data for the years ended December 28, 1997, December 27, 1998 and December 26, 1999 and the consolidated balance sheet data at December 27, 1998 and December 26, 1999 are derived from, and are qualified by reference to, the consolidated financial statements included elsewhere in this Annual Report on Form 10-K, which has been audited by Deloitte & Touche LLP. The consolidated statement of operations data for the years ended December 31, 1995 and December 29, 1996 are derived from consolidated financial statements not included in this Annual

Report on Form 10-K, which have also been audited. These historical results are not necessarily indicative of the results to be expected in the future.


                                                                     FISCAL
                                             ---------------------------------------------------
                                                1995       1996       1997      1998      1999
                                             ---------  ---------  ---------  --------  --------
                                                       (In thousands, except share data)
CONSOLIDATED STATEMENT OF OPERATIONS
  DATA:
  Sales.................................       $ 14,811   $ 19,523   $ 29,704  $ 44,699   $ 67,854
  Costs and expenses:
    Cost of sales.......................          3,587      5,068      8,659    13,074     19,976
    Restaurant labor, occupancy and other         8,141     10,441     15,639    22,616     33,984
    General and administrative
      expenses...........................         2,596      3,176      4,253     6,148      7,968
    Depreciation and amortization........           478        735      1,259     1,946      2,993
    Pre-opening expenses.................            --         18        271       319        662
    Loss on asset impairment.............            --         --        387        --         --
                                               ---------  --------   ---------  --------  --------
  Operating income (loss)................             9         85       (764)      596      2,271
Other income (expense):
    Interest income (expense), net......            (58)        17        (75)      268        501
    Miscellaneous income (expense).......           111          1         (6)      (10)        --
    Gain (loss) on disposal/sale of
      property...........................             2         (2)       (56)       (5)        (4)
                                               ---------  --------   ---------  --------  --------
Total other income (expense).......                  55         16       (137)       253       497
                                               ---------  --------   ---------  --------  --------
  Income (loss) before income taxes......            64        101       (901)       849     2,768
  Income tax benefit (expense)...........           (48)       (29)       (99)        66    (1,117)
                                               ---------  --------   ---------  --------  --------
  Net income (loss)......................      $     16   $    72    $ (1,000)  $    915  $  1,651
                                               ---------  --------   ---------   --------  --------
                                               ---------  --------   ---------   --------  --------
   Net income (loss) attributable to
    common stockholders..................      $   (39)   $     3    $ (1,095)  $    568  $  1,513
                                               ---------  --------   ---------   --------  --------
                                               ---------  --------   ---------   --------  --------
  Net income (loss) per share
    Basic................................      $  (0.04)  $    --    $  (1.08)  $   0.55  $   0.26
    Diluted..............................         (0.04)       --       (1.08)      0.14      0.20
  Shares used in computing net income
    (loss) per share
    Basic................................         1,000     1,008       1,010      1,033     5,741
    Diluted..............................         1,000     1,026       1,010      6,418     8,094

CONSOLIDATED BALANCE SHEET DATA:
Cash and cash equivalents.................     $ 1,004    $   633    $   866    $    786  $  3,459
Total assets..............................       7,813     13,375     23,054      25,751    50,038
Long-term debt, including current portion.       1,923      2,483      2,562       1,856        --
Redeemable convertible preferred stock....       3,171      7,550     17,003      17,695        --
Total stockholders' equity.....                  4,317      8,474       (141)        196    43,122


-----------------
    Please see the consolidated financial statements and related notes appearing elsewhere in this report for the determination of number of shares used in computing basic and diluted net income (loss) per share.
    Net income (loss) attributable to common stockholders includes the effect of the accretion on the redeemable convertible preferred stock which reduces net income (loss) attributable to common stockholders for the related periods. Net income attributable to common stockholders for the fiscal 1998 diluted earnings per share calculation is $915,000. The difference from the basic calculation is due to the reversal of the accretion on the redeemable convertible preferred stock as such stock is assumed to be converted to common stock for purposes of the diluted calculation.
    Net income for fiscal year 1998 was favorably impacted by the reversal of a $452,000 deferred tax asset allowance that was previously provided for in fiscal year 1997. We eliminated the valuation allowance in 1998 due to our belief that current year activity made realization of such benefit more likely than not.


Item 7.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THE FOLLOWING DISCUSSION OF OUR FINANCIAL CONDITION AND RESULTS OF OPERATIONS SHOULD BE READ IN CONJUNCTION WITH OUR CONSOLIDATED FINANCIAL STATEMENTS AND NOTES APPEARING ELSEWHERE IN THIS REPORT. SEE "RISK FACTORS" REGARDING CERTAIN FACTORS KNOWN TO US THAT COULD CAUSE REPORTED FINANCIAL INFORMATION NOT TO BE NECESSARILY INDICATIVE OF FUTURE RESULTS.

OVERVIEW

     We opened our first restaurant under the name "Rubio's, Home of the Fish Taco" in 1983 and grew steadily through 1994, at which time we operated 17 units. We accelerated the number of restaurant openings in recent years, going from six new restaurants in 1995 to 31 in 1999.

     As a result of our rapid expansion, period to period comparisons of our financial results may not be meaningful. When a new unit opens, it will typically incur higher than normal levels of food and labor costs until new personnel gain experience. Hourly labor schedules are gradually adjusted downward during the first three months of a restaurant opening, in order to reach operating efficiencies similar to those at established units. In calculating our comparable restaurant base, we introduce a restaurant into our comparable restaurant base once it has been in operation for 15 calendar months.

     Sales represent gross sales less sales taxes, coupons and other discounts. Cost of sales is composed of food, beverage, and paper supply expense. Components of restaurant labor, occupancy and other expenses include direct hourly and management wages, bonuses, fringe benefit costs, rent and other occupancy costs, advertising and promotion, operating supplies, utilities, maintenance and repairs, and other operating expenses.

     General and administrative expenses include all corporate and administrative functions that support existing operations and provide infrastructure to facilitate our future growth. Components of this category include management, supervisory and staff salaries and employee benefits, travel, information systems, training, corporate rent and professional and consulting fees.

     Pre-opening costs, which are expensed as incurred, consist of the costs of hiring and training the initial workforce, travel, the cost of food used in training, the cost of the initial stocking of operating supplies and other direct costs related to opening.

     We have leased all of our facilities, except for one building, in order to minimize the cash investment associated the each unit. The majority of our leases are for 10-year terms and include options to expend the terms. The majority of our leases also include fixed rate and percentage-of-sales rent provisions.

RESULTS OF OPERATIONS

    Our operating results, expressed as a percentage of sales, were as follows:


                                                            FISCAL
                                              ---------------------------------
                                                1997         1998        1999
                                              --------    ---------    --------
Sales........................................   100.0%      100.0%      100.0%
Costs and expenses:
  Cost of sales..............................    29.2        29.2        29.4
  Restaurant labor, occupancy and other......    52.6        50.6        50.1
  General and administrative expenses........    14.3        13.8        11.7
  Depreciation and amortization..............     4.2         4.4         4.4
  Pre-opening expenses.......................     0.9         0.7         1.0
  Loss on asset impairment...................     1.3          --          --
                                              --------    --------     --------
Operating income (loss)......................    (2.5)        1.3         3.4
Other income (expense):
  Interest income (expense), net.............    (0.3)        0.6         0.7
  Miscellaneous income (expense).............      --          --          --
  Gain (loss) on disposal/sale of property...    (0.2)         --          --
                                              --------    --------     --------
    Total other income (expense).............    (0.5)        0.6         0.7
                                              --------    --------     --------
Income (loss) before income taxes............    (3.0)        1.9         4.1
Income tax (expense) benefit.................    (0.3)        0.1        (1.7)
                                              --------    --------     --------
Net income (loss)............................    (3.3)%       2.0%        2.4%
                                              --------    --------     --------
                                              --------    --------     --------



52 WEEKS ENDING DECEMBER 26, 1999 COMPARED TO THE 52 WEEKS ENDING DECEMBER 27, 1998

     Results of operations reflect a full 52 weeks of operations for 59 restaurants and 43 restaurants for the periods ending December 26, 1999 and December 27, 1998, respectively. Results of operations also reflect a partial period of operations for 31 and 16 restaurants for the 52 weeks ended December 26, 1999 and December 27, 1998, respectively.

     SALES. Sales increased $23.2 million, or 51.8%, to $67.9 million for the 52 weeks ended December 26, 1999 from $44.7 million for the 52 weeks ended December 27, 1998. This increase was principally due to the $8.9 million in sales generated by a full year of operations from the units opened in 1998 which have been opened for less than 15 months, combined with the $11.9 million from the 31 units opened during 1999. In addition, comparable unit sales increased $2.4 million, or 6.0%. Units enter the comparable store base after 15 full months of operation. The comparable unit sales increase was primarily driven by; 1) the success of the $0.99 Fish Taco, Tequila Shrimp Burrito, Lobster Burrito, and the Crab and Shrimp Enchilada promotions, 2)slightly weaker sales in the early part of 1998 due to poor weather and 3) a price increase of approximately a 1.5% at the beginning of 1999.

     COST OF SALES. Cost of sales as a percentage of sales increased to 29.4% in the 52 weeks ended December 26, 1999 from 29.2% in the 52 weeks ended December 27, 1998 primarily due to inefficiencies in our new markets.

RESTAURANT LABOR, OCCUPANCY AND OTHER. Restaurant labor, occupancy, and other decreased as a percentage of sales to 50.1% for the 52 weeks ended December 26, 1999 from 50.6% in the 52 weeks ended December 27, 1998. The improvement as a percentage of sales is primarily a function of leveraging our fixed costs as our average unit volume increases. The improvements in our fixed costs were slightly offset by an increase in labor. This labor increase was due primarily to expected inefficiencies in the new stores.

     GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased to $8.0 million for the 52 weeks ended December 26, 1999 from $6.1 million for the 52 weeks ended December 27, 1998. The increase is primarily due to increases in salary and benefits related to the hiring of additional corporate employees and field management required to support and manage unit expansion, as well as other corporate level expenses required to support and manage unit expansion. General and administrative expenses decreased as a percentage of sales to 11.7% in 1999 from 13.8% in 1998 primarily due to our expanding revenue base.

     DEPRECIATION AND AMORTIZATION. Depreciation and amortization expenses increased to $3.0 million in the 52 weeks ended December 26, 1999 from $1.9 million in the 52 weeks ended December 27, 1998. The $1.1 million increase was primarily due to the additional depreciation on the 31 new units opened during 1999 and the 16 new units opened during 1998. As a percentage of sales, depreciation and amortization remained constant at 4.4% of sales in both 1999 and 1998.

     PRE-OPENING EXPENSES. Pre-opening expenses increased to $662,000 for the 52 weeks ended December 26, 1999 from $319,000 for the 52 weeks ended December 27, 1998 primarily due to the increase in unit openings to 31 in 1999 compared to 16 in 1998. In addition, we opened restaurants in four new markets. The first store in a new market will typically have higher opening costs than a new store in an existing market.

     INTEREST INCOME (EXPENSE), NET. Net interest income increased to $501,000 for the 52 weeks ended December 26, 1999 from $268,000 in net interest income for the 52 weeks ending December 27, 1998. Interest income increased to $654,000 for the 52 weeks ended December 26, 1999 from $521,000 for the 52 weeks ended December 27, 1998 due to increase in cash available for investing after our May 1999 initial public offering. In addition, interest expense declined to $153,000 in 1999 from $253,000 in 1998 as a result of the repayment of all long-term debt with the proceeds from the May 1999 initial public offering.

     INCOME TAXES. The provision for income taxes in the 52 weeks ended December 26, 1999 and December 27, 1998 is based on the approximate annual effective tax rate applied to the respective period's pretax book income (loss). The 40.4% tax rate applied to 1999 comprises the federal and state statutory rates based on the annual effective rate for 1999. The 7.8% tax benefit applied to 1998 is primarily a result of the recognition of 1997 net deferred tax assets previously valued, due to the 1998 net income and the future realizability of such net deferred tax assets.

    YEAR ENDED DECEMBER 27, 1998 COMPARED TO YEAR ENDED DECEMBER 28, 1997

    Results of operations reflect a full year of operations of 43 restaurants and 31 restaurants for the years ended December 27, 1998 and December 28, 1997, respectively. Results of operations also reflect partial year of operations of 16 restaurants and 12 restaurants for the years ended December 27, 1998 and December 28, 1997, respectively. Net income in 1998 was $915,000 as compared to a net loss of $1,000,000 in 1997. Net income attributable to common stockholders for 1998 was $568,000 as compared to a net loss of $1,095,000 in 1997. Net income for fiscal year 1998 was favorably impacted by the reversal of a $452,000 deferred tax asset allowance that was previously provided for in fiscal year 1997. The factors contributing to these results are discussed below.

    SALES. Sales increased $15.0 million, or 50.5%, to $44.7 million in 1998 from $29.7 million in 1997. This increase was principally due to $6.4 million in sales generated by a full year of operations from 12 units opened in 1997 and $5.7 million in sales derived from the 16 units opened in 1998, along with a comparable unit sales increase of $2.8 million, or 10.4%. The comparable unit sales increase was driven both by the momentum generated by the Baja Grill concept, as well as the success of the lobster burrito promotion, which took place from June through September 1998. We also introduced a price increase of approximately 1.5% at the beginning of 1998.

    COST OF SALES. Cost of sales as a percentage of sales remained constant at 29.2% in 1998 and 1997.

    RESTAURANT LABOR, OCCUPANCY AND OTHER. Restaurant labor, occupancy and other decreased as a percentage of sales to 50.6% in 1998 from 52.6% in 1997. This reduction was due primarily to lower labor, minimum rent and other fixed unit operating expenses as a percentage of sales as a result of the efficiencies associated with increased unit sales. In addition, there were non-recurring expenses incurred in 1997, related to the modification of our restaurant concept. These one-time expenses included higher levels of hourly employee training and operating supplies, resulting in higher 1997 total expenses in this category.

    GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased to $6.1 million in 1998 from $4.3 million in 1997, primarily due to $1.0 million in salary and benefits related to the hiring of additional corporate employees and field management required to support and manage unit expansion, $296,000 related to a senior management bonus expense incurred in 1998 which was not incurred in 1997, and $586,000 in other corporate level expenses related to our business growth. General and administrative expenses decreased as a percentage of sales to 13.8% in 1998 from 14.3% in 1997 primarily due to our expanding revenue base.

    DEPRECIATION AND AMORTIZATION. Depreciation and amortization increased to $1.9 million in 1998 from $1.3 million in 1997. The increase was primarily due to the additional depreciation on the 16 new units opened during 1998.

    PRE-OPENING EXPENSES. Pre-opening expenses increased to $319,000 in 1998 from $271,000 in 1997 primarily due to the increase in unit openings in 1998 to 16 from 12 in the prior period.

    LOSS ON ASSET IMPAIRMENT. There was no loss on asset impairment in 1998. Loss on asset impairment of $387,000 in 1997 reflects the difference between the carrying value and the estimated fair value of the assets of one restaurant location.

    INTEREST INCOME (EXPENSE), NET. Net interest income increased to $268,000 in 1998 from $75,000 in net interest expense in 1997. This increase was primarily due to an increase in interest income from $188,000 in 1997 to $521,000 in 1998 resulting from interest and other investment income associated with the investment of the net proceeds from our $10.1 million preferred stock private placement in November 1997.

    INCOME TAXES. The provision (benefit) for income taxes in 1998 and 1997 is based on the approximate tax rate applied to the respective year's pre-tax book income (loss). The 7.8% tax benefit applied in 1998 is primarily a result of the recognition of prior year net deferred tax assets previously valued, due to the current year net income and the future realizability of such net deferred tax assets.

    Historically, we have experienced seasonal variability in our quarterly operating results with higher sales per restaurant in the second and third quarters than in the first and fourth quarters. The higher sales in the second and third quarters affect profitability by reducing the impact of our restaurants' fixed and semi-fixed costs, as well as through increased revenues. This seasonal impact on our operating results is expected to continue.

INFLATION

    Components of our operations subject to inflation include food, beverage, lease and labor costs. Our leases require us to pay taxes, maintenance, repairs, insurance and utilities, all of which are subject to inflationary increases. We believe inflation has not had a material impact on our results of operations during the past three years.

LIQUIDITY AND CAPITAL RESOURCES

We have funded our capital requirements in recent years through cash flow from operations, private placement of preferred stock, bank debt, and the public sale of equity securities. We generated $4.6 million in cash flow from operating activities for the 52 weeks ended December 26, 1999 and $4.2 million for the 52 weeks ended December 27, 1998. The $4.2 million in 1998 includes a $1.2 million increase in accounts payable, of which $720,000 are costs related to two stores opened close to year end.

Net cash generated from financing activities was $21.7 million for the 52 weeks ended December 26, 1999 compared to net cash used of $0.7 million for the 52 weeks ended December 27, 1998. Financing activities in 1999 primarily consisted of the initial public offering of our common stock, which generated $23.4 million net of offering costs. Part of the offering proceeds were used to repay the remaining $1.5 million balance of our term loan agreement with a financial institution. The remaining proceeds were primarily used toward the development and opening of new restaurants and the purchase of investments.

Net cash used in investing activities was $23.6 million for the 52 weeks ended December 26, 1999 compared to $3.6 million for the 52 weeks ended December 27, 1998, due to the increase in cash available for investing after our May 1999 initial public offering. Financing activities in 1998 primarily consisted of $0.6 million in debt payments on our long-term debt. In addition, we have a $7.5 million line of credit agreement with a financial institution, but as of December 26, 1999 there was no outstanding balance under this agreement. Interest on the line is calculated on either a bank reference rate plus 0.75% or on an adjusted LIBOR plus 3.0% per annum (9.18% at December 26, 1999).

Our principal financial needs arise from the development and opening of new units. We incurred $13.8 million in capital expenditures during the 52 weeks ended December 26, 1999, of which, $12.0 million was for new unit openings and $0.6 million was for point of sale systems upgrades and a company-wide back office system roll-out. During the 52 weeks ended December 27, 1998, we incurred $6.9 million in capital expenditures, of which $6.6 million was for new unit openings and $0.3 was for corporate expenditures.

Total capital expenditures in 2000 are expected to be approximately $15.0 million, of which approximately $13.6 is expected to be invested in the opening of new restaurants. We plan to open 36 units in 2000 and 44 units in 2001. We expect that future locations will generally cost approximately $360,000 per unit net of landlord allowances and excluding pre-opening expenses. Pre-opening expenses are expected to average approximately $20,000 per restaurant.

We lease restaurant and office facilities and real property under operating leases expiring through 2014. Our future minimum lease payments for our headquarters and restaurants are expected to be as follows: $5.9 million in 2000, $5.9 million 2003, $5.8 million in 2004 and $19.4 million thereafter.

We believe that the anticipated cash flow from operations combined with funds anticipated to be available from a credit facility will be sufficient to satisfy our working capital and capital expenditure requirements for at least the next 12 months. We plan to incur substantial costs over the near term in connection with our expansion program. Changes in our operating plans, acceleration of our expansion plans, lower than anticipated sales, increased expenses, potential acquisitions or other events my cause us to seek additional financing sooner than anticipated. Additional financing may not be available on acceptable terms, or at all. Failure to obtain additional financing as needed could have a material adverse effect on our business and results of operations.


Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    Our market risk exposures are related to our cash, cash equivalents and investments. We invest our excess cash in highly liquid short-term investments with maturities of less than one year and corporate bonds, mortgage-backed securities, commercial paper, tax free municipals, municipal bonds, U.S. Treasury notes and agencies with maturities in excess of one year. These investments are not held for trading or other speculative purposes. Changes in interest rates affect the investment income we earn on our investments and, therefore, impact our cash flows and results of operations.

         In addition, we have a $7.5 million line of credit agreement with a financial institution. Interest on the line is calculated on either a bank reference rate plus 0.75% or on an adjusted LIBOR plus 3.0% per annum (9.18% at December 26, 1999). However, there currently is no outstanding balance under this agreement. Should we draw on this line in the future, changes in interest rates would affect the interest expense on these loans and, therefore, impact our cash flows and results of operations.

RESULTS OF YEAR 2000 ISSUE

    We have reviewed both our information technology and our non-information technology systems to determine whether they were year 2000 compliant. To date, have had no guest related, material processing or significant supplier or service provider issues with respect to the year 2000 issue. To date, we have incurred costs of less than $25,000 in connection with our year 2000 plan. No additional costs related to the Year 2000 issue are expected.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

    In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, as amended in June 1999 by SFAS No. 137 "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 137 establishes accounting and reporting standards for derivative instruments, including derivative instruments embedded in other contracts, and for hedging activities. SFAS No. 137 is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. We have not yet assessed the effect of this standard on our current reporting and disclosures.

    In April 1998, Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities" was issued by the Accounting Standards Executive Committee. SOP 98-5 provides guidance on the financial reporting of start-up costs and organization costs. It requires costs of start-up activities and organization costs to be expensed as incurred, and is effective for fiscal years beginning after December 15, 1998. We chose to early adopt this SOP for the fiscal year ended December 28, 1997. The adoption of this SOP did not have a material effect on our operations.

PART II - FINANCIAL INFORMATION
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The Company's consolidated financial statements as of December 26, 1999 and December 27, 1998, and for each of the three years in the period ended December 26, 1999 and the report of independent public accountants are included in this report as listed in the index on page F-1 of this report (Item 14(a))
(1) and (2).

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None


PART III
Item 10. DIRECTORS AND EXECUTIVES OF THE REGISTRANT

         The information required by this item is incorporated by reference from the Proxy Statement in the section entitled "Election of Directors" and "Compliance with Section 16(a) of the Securities Exchange Act of 1934." The balance of the response to this item regarding information on our executive officers is contained in the discussion entitled "Our Executive Officers and Key Employees" in Part I of this report.

Item 11. EXECUTIVE COMPENSATION

         The information required by this item is incorporated by reference from the section entitled "Executive Compensation and Other Information" in our Proxy Statement for the 2000 annual meeting of stockholders.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required by this item is incorporated by reference from the section entitled "Ownership of Securities" in our Proxy Statement for the 2000 annual meeting of stockholders.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by this item is incorporated by reference from the section entitled "Certain Transactions" in our Proxy Statement for the 2000 annual meeting of stockholders.

PART IV
Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

              (a)(1) Financial Statements

                    See index to financial statements on page F-1 for a list
              of the financial statements being filed herein.

              (a)(2) Financial Statement Schedules

                    None required.

              (a)(3) Exhibits

                    See Exhibits below for all Exhibits being filed or
              incorporated by reference herein.


       NUMBER                                   DESCRIPTION
       ------                                   -----------
        3.1               Second Amended and Restated Certificate of Incorporation.
                              (Exhibit 3.2)
        3.2               Restated Bylaws (Exhibit 3.4)
        4.1(1)            Specimen common stock certificate.
       10.1(1)            Amended and Restated Investors' Rights Agreement,
                              dated November 19, 1997 (Exhibit 10.7).
       10.2(1)            Amendment No. 1 to the Amended and Restated
                              Investors' Rights Agreement, dated December 31,
                              1997 (Exhibit 10.8).
       10.3(1)            Amendment No. 2 to the Amended and Restated
                              Investors' Rights Agreement, dated May 1998
                              (Exhibit 10.9).
       10.4(1)            Amended and Restated Stock Restriction Agreement,
                              dated November 19, 1997 (Exhibit 10.10).
       10.5(1)            Series D Preferred Stock Purchase Warrant granted to
                              FSC Corp., dated May 11, 1998 (Exhibit 10.12).
       10.6(1)            Stock Purchase Agreement, dated June 16, 1998
                              (Exhibit 10.13).
       10.7(1)            Revolving Credit and Term Loan Agreement between us
                              and BankBoston, N.A., dated May 1998
                              (Exhibit 10.14).
       10.8(1)            Lease Agreement between us and Macro Plaza
                              Enterprises, dated October 27, 1997 (Exhibit
                              10.15).
       10.9(1)            First Amendment to Lease Agreement between us and
                              Cornerstone Corporate Centre, LLC, dated October
                              16, 1998 (Exhibit 10.16).
       10.10(1)           Agreement between us and Service America Corporation
                              dated April 9, 1992 (Exhibit 10.17).
       10.11(1)           Test Agreement between us and Host International,
                              Inc., dated August 4, 1995 (Exhibit 10.18).
       10.12(1)           Amendment to Agreement between us and Pacific Basin
                              Foods, Inc., dated November 20, 1998 (Exhibit
                              10.20).
       10.13(1)           Agreement between us and Coca-Cola US Fountain, dated
                              March 10, 1998 (Exhibit 10.21).
       10.14(1)           Agreement between us and Dr. Pepper/Seven Up, Inc.,
                              dated June 23, 1998 (Exhibit 10.22).
       10.15(1)           Rental Agreement between us and Premier Food
                              Services, Inc., dated July 10, 1998 (Exhibit
                              10.23).
       10.16(1)           Letter Agreement between us and Volume Service America, dated
                              March 29, 1999 (Exhibit 10.24)
       10.17(1)(2)        Form of Indemnification Agreement between us and each
                              of its directors (Exhibit 10.25).
       10.18(1)(2)        Form of Indemnification Agreement between us and each
                              of its officers(Exhibit 10.26).
       10.19(1)(2)        1993 Stock Option/Stock Issuance Plan, as amended
                              (Exhibit 10.27).
       10.20(1)(2)        1993 Stock Option/Stock Issuance Plan Form of Notice
                              of Grant of Stock Option (Exhibit 10.28).
       10.21(1)(2)        1993 Stock Option/Stock Issuance Plan Form of Stock
                              Option Agreement (Exhibit 10.29).
       10.22(1)(2)        1993 Stock Option/Stock Issuance Plan Form of Stock
                              Purchase Agreement (Exhibit 10.30).
       10.23(1)(2)        1993 Stock Option/Stock Issuance Plan Form of
                              Restricted Stock Issuance Agreement (Exhibit
                              10.31).
       10.24(1)(2)        1995 Stock Option/Stock Issuance Plan (Exhibit 10.32).
       10.25(1)(2)        1995 Stock Option/Stock Issuance Plan Form of Notice
                              of Grant of Stock Option (Exhibit 10.33).
       10.26(1)(2)        1995 Stock Option/Stock Issuance Plan Form of Stock
                              Option Agreement (Exhibit 10.34).
       10.27(1)(2)        1995 Stock Option/Stock Issuance Plan Form of Stock
                              Purchase Agreement (Exhibit 10.35).
       10.28(1)(2)        1995 Stock Option/Stock Issuance Plan Form of Stock
                              Issuance Agreement (Exhibit 10.36).
       10.29(1)(2)        1998 Stock Option/Stock Issuance Plan (Exhibit 10.37).
       10.30(1)(2)        1998 Stock Option/Stock Issuance Plan Form of Notice
                              of Grant of Stock Option (Exhibit 10.38).



       10.31(1)(2)        1998 Stock Option/Stock Issuance Plan Form of Stock
                              Option Agreement (Exhibit 10.39).
       10.32(1)(2)        1998 Stock Option/Stock Issuance Plan Form of
                              Addendum to Stock Option Agreement (Exhibit 10.40).
       10.33(1)(2)        1998 Stock Option/Stock Issuance Plan Form of Stock
                              Purchase Agreement (Exhibit 10.41).
       10.34(1)(2)        1998 Stock Option/Stock Issuance Plan Form of
                              Addendum to Stock Purchase Agreement (Exhibit
                              10.42).
       10.35(1)(2)        1998 Stock Option/Stock Issuance Plan Form of Stock
                              Issuance Agreement (Exhibit 10.43).
       10.36(1)(2)        1998 Stock Option/Stock Issuance Plan Form of
                              Addendum to Stock Issuance Agreement (Exhibit
                              10.44).
       10.37(1)(2)        1999 Stock Incentive Plan (Exhibit 10.45).
       10.38(1)(2)        Employee Stock Purchase Plan (Exhibit
                              10.46).
       10.39(1)(2)        Letter Agreement between us and Host International, Inc., dated
                              May 18, 1999 (Exhibit 10.47).
       21.1(1)            Subsidiary List.
       23.1               Independent Auditors' Consent.
       24.1               Powers of Attorney (Included under the caption
                              "Signatures").
       27.1               Financial Data Schedule for the year ended December
                              26, 1999.


---------------------------


(1) Incorporated by reference to the above noted exhibit to our Registration Statement S-1 (333-75087) filed with the SEC on March 26, 1999, as amended.
(2) Management contract or compensation plan.



         (b)      Reports on Form 8-K

                  None.

         (c)      Exhibits

                  The exhibits required by this Item are listed under Item 14(a)(3).

         (d)      Financial Statements Schedules

                  The financial statement schedules required by this Item are listed under Item 14(a)(2).


                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto dully authorized.



Dated: March 24, 2000          RUBIO'S RESTAURANTS, INC.


                                  /s/ Ralph Rubio
                               ----------------------------------------
                               Ralph Rubio
                               Chief Executive Officer, President, and Chairman

POWER OF ATTORNEY

Know all persons by these present, that each person whose signature appears below constitutes and appoints Ralph Rubio or Joseph N. Stein, his or her attorney-in-fact, with power of substitution in any and all capacities, to sign any amendments to this Annual Report on Form 10-K, and to file the same with exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that the attorney-in-fact or his or her substitute or substitutes may do or cause to be done by virtue hereof.


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


               SIGNATURE                                   TITLE                                   DATE
               ---------                                   -----                                   ----
 /s/ Ralph Rubio
-----------------------------------------
Ralph Rubio                                    Chief Executive Officer,                       March 24, 2000
                                               President, and Chairman
                                               (Principal Executive Officer)


 /s/ Joseph N. Stein
-----------------------------------------
Joseph N. Stein                                Chief Strategic and Financial                  March 24, 2000
                                               Officer (Principal Financial and
                                               Accounting Officer)


/s/ Kyle A. Anderson
-----------------------------------------
Kyle A. Anderson                               Director                                       March 24, 2000


/s/ Craig Andrews
-----------------------------------------
Craig Andrews                                  Director                                       March 24, 2000


/s/ Michael Dooling
-----------------------------------------
Michael Dooling                                Director                                       March 24, 2000


/s/ Kim Lopdrup
-----------------------------------------
Kim Lopdrup                                    Director                                       March 24, 2000


/s/ Timothy J. Ryan
-----------------------------------------
Timothy J. Ryan                                Director                                       March 24, 2000


                            RUBIO'S RESTAURANTS, INC.
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                            Page
Report of Independent Accountants                                           F-2

Consolidated Balance Sheets as of December 26, 1999 and December 27, 1998   F-3

Consolidated Statements of Operations for Fiscal Years 1999, 1998 and 1997  F-4

Consolidated Statements of Equity for Fiscal Years 1999, 1998 and 1997      F-5

Consolidated Statements of Cash Flows for Fiscal Years 1999, 1998 and 1997  F-6

Notes to Consolidated Financial Statements                                  F-7


                          INDEPENDENT AUDITORS' REPORT




To the Board of Directors and Stockholders of Rubio's Restaurants, Inc.:

    We have audited the accompanying consolidated balance sheets of Rubio's Restaurants, Inc. and subsidiary (the "Company") as of December 27, 1998 and December 26, 1999, and the related consolidated statements of operations, stockholders' equity and of cash flows for each of the three years in the period ended December 26, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Rubio's Restaurants, Inc. and subsidiary as of December 27, 1998 and December 26, 1999, and the results of its operations and its cash flows for each of the three years in the period ended December 26, 1999 in conformity with generally accepted accounting principles.


DELOITTE & TOUCHE LLP

San Diego, California
February 21, 2000

                            RUBIO'S RESTAURANTS, INC.
                           CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)


                                                                     December 27,      December 26,
                                                                         1998              1999
                                                                     ------------      ------------
ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                                           $   787          $ 3,459
   Short-term investments                                                2,722            7,376
   Other receivables                                                       170              579
   Income taxes receivable                                                  99              215
   Inventory                                                               360              618
   Prepaid expenses                                                        295              562
   Deferred income taxes                                                    53               50
                                                                       -------          -------
     Total current assets                                                4,486           12,859

INVESTMENTS                                                              3,391            8,544
PROPERTY- net                                                           17,133           27,923
OTHER ASSETS                                                               347              439
DEFERRED INCOME TAXES                                                      394              273
                                                                       -------          -------
TOTAL                                                                  $25,751          $50,038
                                                                       -------          -------
                                                                       -------          -------
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   Accounts payable                                                    $ 2,943          $ 3,235
   Accrued expenses and other liabilities                                2,150            2,572
   Current portion of long-term debt                                       743               --
   Income taxes payable                                                    105               --
                                                                       -------          -------
     Total current liabilities                                           5,941            5,807

DEFERRED RENT                                                              805            1,109
LONG-TERM DEBT                                                           1,114               --
                                                                       -------          -------
     Total liabilities                                                   7,860            6,916
                                                                       -------          -------
COMMITMENTS AND CONTINGENCIES (NOTE 4)
REDEEMABLE CONVERTIBLE PREFERRED STOCK:
   Series B redeemable ($4.04 per share liquidation preference),
     $.001 par value, 1,092,007 shares authorized, issued
     and outstanding in 1998                                             3,409               --
   Series C redeemable ($6.27 per share liquidation preference),
     $.001 par value, 793,640 shares authorized, issued
     and outstanding in 1998                                             4,254               --
   Series D redeemable ($7.77 per share liquidation preference),
     $.001 par value, 1,524,595 shares authorized, 1,452,491
     issued and outstanding in 1998                                     10,032               --
                                                                       -------          -------
     Total redeemable convertible preferred stock                       17,695               --
                                                                       -------          -------
STOCKHOLDERS' EQUITY:
   Convertible preferred stock Series A ($2.00 per share liquidation preference), $.001 par value, 1,973,395 shares authorized,
     1,924,747 issued and outstanding in 1998                                2               --
    Preferred Stock, $.001 par value, 5,000,000 shares authorized,
      no shares issued or outstanding                                       --               --
   Common stock, $.001 par value, 75,000,000 shares authorized,
     1,048,600 issued and outstanding in 1998 and 8,871,775 issued
     and outstanding in 1999                                                 1                9
   Paid-in capital                                                          --           41,357
   Deferred compensation                                                    23               88
   Accumulated other comprehensive income                                   44               29
   Retained earnings                                                       126            1,639
                                                                       -------          -------
         Total stockholders' equity                                        196           43,122
                                                                       -------          -------
TOTAL                                                                  $25,751          $50,038
                                                                       -------          -------
                                                                       -------          -------


                            RUBIO'S RESTAURANTS, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)


                                                                     Years Ended
                                                ---------------------------------------------------
                                                 December 28,        December 27,      December 26,
                                                    1997                1998              1999
                                                -------------       -------------     -------------
SALES                                              $ 29,704           $ 44,699           $ 67,854
COSTS AND EXPENSES:
   Cost of sales                                      8,659             13,074             19,976
   Restaurant labor, occupancy and other             15,639             22,616             33,984
   General and administrative expenses                4,254              6,148              7,968
   Depreciation and amortization                      1,259              1,946              2,993
   Pre-opening expenses                                 271                319                662
   Loss on asset impairment                             387                  -                  -
                                                    --------           --------           --------

OPERATING INCOME (LOSS)                                (765)               596              2,271
                                                    --------           --------           --------
OTHER INCOME (EXPENSE):
   Interest and investment income                       188                521                654
   Interest expense                                    (263)              (253)              (153)
   Miscellaneous expense                                 (5)               (10)                 -
   Loss on disposal/sale of property                    (56)                (5)                (4)

                                                    --------           --------           --------
        Other income (loss) - net                      (136)               253                497
                                                    --------           --------           --------

INCOME (LOSS) BEFORE INCOME TAXES                      (901)               849              2,768
INCOME TAX (EXPENSE) BENEFIT                            (99)                66             (1,117)
                                                    --------           --------           --------

NET INCOME (LOSS)                                  $ (1,000)          $    915           $  1,651
                                                    --------           --------           --------
                                                    --------           --------           --------

NET INCOME (LOSS) ATTRIBUTABLE TO
COMMON STOCKHOLDERS: (NOTE 8)
   Basic                                           $ (1,095)          $    568           $  1,513
                                                    --------           --------           --------
                                                    --------           --------           --------

   Diluted                                         $ (1,095)          $    915           $  1,651
                                                    --------           --------           --------
                                                    --------           --------           --------

NET INCOME (LOSS) PER SHARE:

   Basic                                           $  (1.08)          $   0.55           $   0.26
                                                    --------           --------           --------
                                                    --------           --------           --------

   Diluted                                         $  (1.08)          $   0.14           $   0.20
                                                    --------           --------           --------
                                                    --------           --------           --------

SHARES USED IN CALCULATING
NET INCOME (LOSS) PER SHARE:

   Basic                                              1,010              1,033              5,741
                                                   ---------          ---------          ---------
                                                   ---------          ---------          ---------

   Diluted                                            1,010              6,418              8,094
                                                   ---------          ---------          ---------
                                                   ---------          ---------          ---------


                            RUBIO'S RESTAURANTS, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
     YEARS ENDED DECEMBER 28, 1997, DECEMBER 27, 1998 AND DECEMBER 26, 1999
                    (In thousands, except number of shares)


                                                     CONVERTIBLE                                                      ACCUMULATED
                                                   PREFERRED STOCK                                                       OTHER
                                                       SERIES A              COMMON STOCK                               COMPRE-
                                                ----------------------  ----------------------  PAID-IN   DEFERRED      HENSIVE
                                                 SHARES      AMOUNT      SHARES      AMOUNT     CAPITAL  COMPENSATION   INCOME
                                                ---------  -----------  ---------  ----------- ---------  -----------  ------------
BALANCE, DECEMBER 29, 1996                      1,973,395  $        2   1,010,107  $        1  $       28
  Exercise of common stock options                     --          --         450          --          --
  Net loss                                             --          --          --          --          --
  Accretion of redemption--preferred stock             --          --          --          --          --
                                                ---------  -----------  ---------  -----------  ---------
BALANCE, DECEMBER 28, 1997                      1,973,395           2   1,010,557           1          28
  Exercise of common stock options                     --          --      38,043          --          52
  Repurchase shares of Series A preferred stock   (48,648)         --          --          --         (80)
  Deferred compensation--stock options                 --          --          --          --          --  $      23
  Net income                                           --          --          --          --          --         --
  Accretion of redemption--preferred stock             --          --          --          --          --         --
  Other comprehensive income:
    Net unrealized gain on available-for-sale
      investments, net of $31 tax                      --          --          --          --          --         --   $        44
      Total comprehensive income                       --          --          --          --          --         --            --
                                                                                                                       ------------
                                                ---------  -----------  ---------  -----------  ---------  ----------- ------------

BALANCE, DECEMBER 27, 1998                      1,924,747           2   1,048,600           1          --           23         44
  Stock options exercised                                                  33,987          --          53
  Deferred compensation-stock options                                                                               65
  Accretion of redemption preferred stock
  Series A preferred stock converted to common (1,924,747)         (2)  1,924,747           2
  Series B preferred stock converted to common                          1,092,007           1       3,432
  Series C preferred stock converted to common                            793,640           1       4,258
  Series D preferred stock converted to common                          1,452,491           2      10,140
  Initial Public Offering-net of $2,636 in
    offering costs                                                      2,486,748           2      23,474
  Exercise of Warrants                                                     39,555          --          --
  Net income
  Other comprehensive income:
    Net unrealized loss on available-for-sale
    investments, net of $10 tax credit                                                                                        (15)
      Total comprehensive income
                                              -----------  ----------  ----------  ---------- -----------  ------------  ---------
  BALANCE, DECEMBER 26, 1999                           --  $      --    8,871,775  $        9 $    41,357  $        88   $     29
                                              -----------  ----------  ----------  ---------- -----------  ------------  ---------




                                                     RETAINED                    TOTAL
                                                     EARNINGS         TOTAL      COMPRE-
                                                   (ACCUMULATED   STOCKHOLDER'S  HENSIVE
                                                     DEFICIT)        EQUITY       INCOME
                                                   -----------   -------------   -------
BALANCE, DECEMBER 29, 1996                         $      923    $       954
  Exercise of common stock options                         --             --
  Net loss                                             (1,000)        (1,000)
  Accretion of redemption--preferred stock                (95)           (95)
                                                   -----------   -------------
BALANCE, DECEMBER 28, 1997                               (172)          (141)
  Exercise of common stock options                         --            52
  Repurchase shares of Series A preferred stoc           (270)          (350)
  Deferred compensation--stock options                     --            23
  Net income                                              915            915    $  915
  Accretion of redemption--preferred stock               (347)          (347)
  Other comprehensive income:
    Net unrealized gain on available-for-sale
      investments, net of $31 tax                          --             44        44
                                                                                -----------
     Total comprehensive income                            --             --    $  959
                                                   ----------    -----------    -----------

BALANCE, DECEMBER 27, 1998                               126            196
  Stock options exercised                                                53
  Deferred compensation-stock options                                    65
  Accretion of redemption preferred stock               (138)          (138)
  Series A preferred stock converted to common                           --
  Series B preferred stock converted to common                        3,433
  Series C preferred stock converted to common                        4,259
  Series D preferred stock converted to common                       10,142
  Initial Public Offering-net of $2,636 in
    offering costs                                                   23,476
  Exercise of Warrants                                                   --
  Net income                                           1,651          1,651         1,651
  Other comprehensive income:
    Net unrealized loss on available-for-sale
    investments, net of $10 tax credit                                  (15)          (15)
                                                                                -----------
      Total comprehensive income                                                   $1,636
                                                   -----------   ------------   -----------
  BALANCE, DECEMBER 26, 1999                       $    1,639    $    43,122    -----------
                                                   -----------   ------------


                            RUBIO'S RESTAURANTS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)


                                                                        YEARS ENDED
                                                          ----------------------------------------
                                                           DECEMBER 28,  DECEMBER 27,   DECEMBER 26,
                                                              1997           1998           1999
                                                          ------------  --------------  -----------
OPERATING ACTIVITIES:
  Net income (loss)                                      $   (1,000)     $     915      $    1,651
  Adjustments to reconcile net income (loss) to net cash
  provided by operating activities:
    Depreciation and amortization                             1,259          1,946           2,993
    Deferred compensation                                        --             23              65
    Loss on asset impairment                                    387             --              --
    Loss on disposal/sale of property                            56              5               4
    Changes in assets and liabilities:
      Other receivables                                          12           (157)           (409)
      Income taxes receivable                                     9            (96)           (116)
      Inventory                                                 (80)          (106)           (258)
      Prepaid expenses                                           52           (121)           (267)
      Other assets                                               56           (146)            (92)
      Deferred income taxes                                      34           (447)            110
      Accounts payable                                          540          1,177             292
      Accrued expenses and other liabilities.                   535            924             422
      Income taxes payable                                       --            105            (105)
      Deferred rent                                             136            167             304
                                                         ------------  --------------   -----------
        Cash provided by operating activities                 1,996          4,189           4,594
                                                         ------------  --------------   -----------
INVESTING ACTIVITIES:
  Proceeds from sale of property                                  9              7              26
  Purchase of property                                       (6,423)        (6,924)        (13,813)
  Purchases of investments                                  (17,264)       (29,648)       (112,436)
  Sales and maturities of investments                        12,291         32,955         102,629
                                                         ------------  -------------- -------------
        Cash used for investing activities                  (11,387)        (3,610)        (23,594)
                                                         ------------  -------------- -------------
FINANCING ACTIVITIES:
  Proceeds from long-term debt                                  837           2,228             --
  Principal payments on long-term debt                         (758)         (2,934)        (1,856)
  Payments under line of credit                                  --              --         (1,000)
  Proceeds from line of credit borrowing                         --              --          1,000
  Proceeds from sale of redeemable preferred stock            9,388             350             --
  Transfer of cash from restricted deposit                      157              --             --
  Repurchase of Series A preferred stock                         --            (350)            --
  Initial public offering-net of $2,636 in offering costs        --              --         23,476
  Stock offering costs                                                           (5)            --
  Proceeds from exercise of stock options                        --              52             53
                                                          ------------  --------------  -----------
        Cash provided by (used for) financing activities      9,624            (659)        21,673
                                                          ------------  --------------  -----------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                233             (80)         2,673
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                  633             866            786
                                                          ------------  --------------  -----------
CASH AND CASH EQUIVALENTS AT END OF YEAR                  $     866     $       786     $    3,459
                                                          ------------  --------------  -----------
                                                          ------------  --------------  -----------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid for interest                                  $     261     $       220     $      166

  Cash paid (refunded) for income taxes- net              $     (61)    $       403     $    1,202

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND
FINANCING ACTIVITIES:
  Holding gains (losses) on available-for-sale
  investments, before tax                                 $      --     $        75     $      (25)


                            RUBIO'S RESTAURANTS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     YEARS ENDED DECEMBER 28, 1997, DECEMBER 27, 1998 AND DECEMBER 26, 1999


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    NATURE OF OPERATIONS--Rubio's Restaurants, Inc. was incorporated in California in 1985 and reincorporated in Delaware in 1997 (see Note 7). Rubio's Restaurants, Inc. has a wholly-owned subsidiary which was incorporated in Nevada in 1997. As of December 26, 1999, Rubio's Restaurants, Inc. and its subsidiary (collectively, the "Company") , own and operate a chain of 90 restaurants and three concessions in California, Nevada, Arizona, Colorado and Utah.

    PRINCIPALS OF CONSOLIDATION--The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary.

    BASIS OF FINANCIAL STATEMENT PRESENTATION--The Company operates and reports on a 52-53 week fiscal year ending on the Sunday closest to December 31.

    ACCOUNTING ESTIMATES--The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and contingencies at the date of the financial statements and the reported amounts of revenues and expenses during the year. Actual results may differ from those estimates.

    CASH EQUIVALENTS--Cash equivalents consist of money market instruments purchased with an original maturity date of three months or less.

    INVESTMENTS--The Company's investments are composed primarily of commercial paper, corporate bonds, tax-free municipals and mortgage-backed securities. While it is the Company's general intent to hold such securities until maturity, management will occasionally sell particular securities for cash flow purposes. Therefore, pursuant to Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities," the Company's investments are classified as available-for-sale based upon the Company's intent, and are accounted for at fair market value. The fair market value of such investments is determined based on quoted market prices at December 26, 1999. Holding gains and losses on these investments are included as other accumulated comprehensive income in the statements of stockholders' equity. Short-term investments are investments with original maturities of greater than three months and remaining maturities of less than one year, or investments that are reasonably expected to be realized in cash or consumed in operations over the next year (see Note 2).

    INVENTORY--Inventory consists of food, beverage and restaurant supplies and is stated at the lower of cost (first-in, first-out method) or market.

    PROPERTY--Property is stated at cost. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the assets or the remaining lease term, whichever is less. The Company capitalizes costs related to construction of new leased restaurant facilities. The lives for equipment are 3 - 7 years and for building and leasehold improvements, 5 - 20 years.

    The Company periodically assesses its ability to recover the carrying value of its long-lived assets. If management concludes that the carrying value will not be recovered, an impairment write-down is recorded to reduce the asset to its estimated fair value.


       In 1997, in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets to be Disposed Of," the Company recorded a loss of $386,928 on long-lived assets where circumstances indicated that the assets were impaired based on the expected future cash flows of one of the restaurant locations. Impairment is reviewed at the lowest levels for which there are identifiable cash flows that are independent of the cash flows of other groups of assets. In the Company's

                            RUBIO'S RESTAURANTS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
     YEARS ENDED DECEMBER 28, 1997, DECEMBER 27, 1998 AND DECEMBER 26, 1999


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

circumstances, such analysis is performed on an individual restaurant basis. The impairment charge was the difference between the carrying value and the estimated fair value of the assets. The Company estimated fair values based on sales prices for comparable assets. The Company will continue to operate this store to the end of the lease term. The Company did not have any impairment losses in fiscal 1998 or 1999.

    DEFERRED RENT--Rent expense on operating leases with scheduled or minimum rent increases is expensed on the straight-line basis over the lease terms. Deferred rent represents the excess of rent charged to expense over rent payable under the lease agreement.

    UNEARNED USAGE ALLOWANCE--The Company receives payments from the Company's beverage suppliers under the suppliers' marketing allowance programs and records such amounts as an unearned usage allowance. The Company recognizes the usage allowance as a reduction to cost of sales based on the actual quantity purchased on a monthly basis.

    STORE PRE-OPENING EXPENSES--Costs incurred in connection with the training of personnel and promotion of new store openings are expensed as incurred.

    ADVERTISING--Advertising costs incurred to produce media advertising for new campaigns are expensed in the year in which the advertising first takes place. Other advertising costs are expensed when incurred. Net advertising costs included in Restaurant, Labor & Other Expenses totaled $2.1 million, $1.4 million and $1.1 million, respectively, for the years 1999, 1998 and 1997.

    STOCK-BASED COMPENSATION--Effective January 1, 1996, the Company adopted SFAS No. 123, "Accounting for Stock-Based Compensation." SFAS No. 123 encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the fair market value of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock (see Note 7).

    CONCENTRATION OF CREDIT RISK--The Company invests its excess cash in money market accounts and debt securities. The Company has not experienced any material losses on its cash accounts or other investments.

    EARNINGS PER SHARE--In February 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 128, "Earnings Per Share" (EPS), effective for all financial statements issued after December 15, 1997. SFAS No. 128 requires dual presentation of "Basic" and "Diluted" EPS by entities with complex capital structures, replacing "Primary" and "Fully Diluted" EPS under APB Opinion No.
15. Basic EPS is computed by dividing net income or loss attributable to common stockholders by the weighted average of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock (convertible preferred stock, warrants to purchase common stock and common stock options using the treasury stock method) were exercised or converted into common stock. Potential common shares in the diluted EPS computation are excluded where their effect would be antidilutive. EPS for all periods have been computed in accordance with SFAS No. 128 (see Note 8).

                            RUBIO'S RESTAURANTS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
     YEARS ENDED DECEMBER 28, 1997, DECEMBER 27, 1998 AND DECEMBER 26, 1999


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

    RECENT ACCOUNTING PRONOUNCEMENTS-- In April 1998, Statement of Position ("SOP") 98-5, "Reporting on the Costs of Start-Up Activities" was issued by the Accounting Standards Executive Committee. SOP 98-5 provides guidance on the financial reporting of start-up costs and organization costs. It requires costs of start-up activities and organization costs to be expensed as incurred, and is effective for fiscal years beginning after December 15, 1998. The Company early adopted this SOP for the fiscal year ended December 28, 1997. The adoption of this SOP did not have a material effect on the results of operations.

    In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," effective for fiscal years beginning after June 15, 1999. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including derivative instruments embedded in other contracts, and for hedging activities.

    In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133"-an amendment of FASB Statement No. 133. SFAS No. 137 defers the effective date of SFAS No. 133 to fiscal years beginning after June 15, 2000. The adoption of this FASB will not have a material effect on the results of operations.


2. BALANCE SHEET DETAILS as of December 27, 1998 and December 26, 1999, respectively: (in thousands)


                                                       1998           1999
                                                  -------------  -------------
PROPERTY--at cost:
  Building and leasehold improvements                $    11,209      $  17,308
  Equipment and furniture                                 10,319         17,395
  Construction in process and related costs                1,060          1,586
                                                   -------------  -------------
                                                          22,588         36,289
Less: accumulated depreciation and amortization           (5,455)        (8,366)
                                                   -------------  -------------
Total                                                $    17,133      $  27,923


OTHER ASSETS:
  Long-term deposits                                 $       269      $    366
  Other                                                       78            73
                                                   -------------  ------------
Total                                                $       347      $    439
                                                   -------------  ------------
                                                   -------------  ------------
ACCRUED EXPENSES AND OTHER LIABILITIES:
  Compensation                                       $     1,069      $  1,161
  Sales taxes                                                334           499
  Vacation pay                                               248           300
  Unearned usage allowance                                   206            95
  Other                                                      293           517
                                                   -------------  ------------
Total                                                $     2,150      $  2,572
                                                   -------------  ------------
                                                   -------------  ------------


                            RUBIO'S RESTAURANTS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
     YEARS ENDED DECEMBER 28, 1997, DECEMBER 27, 1998 AND DECEMBER 26, 1999


2. BALANCE SHEET DETAILS as of December 27, 1998 and December 26, 1999, respectively: (in thousands) (continued)


                                                      1998           1999
                                                  -------------  -------------
INVESTMENTS:
  Corporate Bonds                                             --       $ 6,177
  Mortgage and Asset-backed securities                  $  1,201         2,645
  Commercial Paper                                            --         2,371
  Tax Free Municipals                                         --         1,761
  Municipal Bonds                                             --         1,503
  U.S. Treasury notes                                      4,912         1,121
  Agencies                                                    --           342
                                                   -------------  ------------
                                                           6,113        15,920
  Less current portion                                    (2,722)       (7,376)
                                                   -------------  ------------
  Non-current                                           $  3,391       $ 8,544
                                                   -------------  ------------
                                                   -------------  ------------


3.  LONG-TERM DEBT AND CREDIT FACILITIES

    CAPITAL EXPANSION LINE--In 1997, the Company obtained a $3,000,000 capital expansion line (the "Capital line") with a bank which provided for interest at 1.0% over the bank's referenced rate (8.50% at December 28, 1997). The purpose of the Capital line was to assist the Company in financing leasehold improvements and equipment in new restaurant locations. Interest expense for the borrowings under the Capital line was $262,622, $82,081 and $0 for the years ended December 28,1997, December 27, 1998 and December 26, 1999, respectively. The Company refinanced the remaining borrowings under the Capital line with the Term Loan in May 1998.

    TERM LOAN--In May 1998, the Company entered into a term loan (the "Term Loan") with another bank to refinance the remaining borrowings under the Capital line. On April 1, 1999, the Company amended the Revolving Credit and Term Loan Agreement. The amendment eliminated the provision to prepay the Term Loan including interest not later than 90 days after the completion of an initial public offering. The amendment also provides for a decrease in the interest rate, at the election of the Company, to a bank reference rate plus 0.75% or an adjusted LIBOR plus 3.0% per annum (9.18% at December 26, 1999). There was $1,856,433 and $0 outstanding under the Term Loan as of December 27, 1998 and December 26, 1999, respectively. Interest expense was $171,494 and $153,258 under the Term Loan for the years ended December 27, 1998 and December 26, 1999, respectively. The Term Loan was paid off in its entirety in May of 1999 after receiving proceeds from the Company's initial public offering.

    REVOLVING LINE OF CREDIT--In May 1998, the Company entered into a revolving line of credit (the "Credit line") in conjunction with the Term Loan. On April 1, 1999, the Company amended the Revolving Credit and Term Loan Agreement. The amendment decreased the rate for any unused commitment fees to 0.375%. In addition, the amendment provides for a decrease in the interest rate, at the election of the Company, to a bank reference rate plus 0.75% or and an adjusted LIBOR plus 3.0% per annum (9.18% at December 26, 1999). Principal and interest payments due under the Credit line are payable upon or before maturity at May 12, 2001. There were no borrowings outstanding against the Credit line at December 26, 1999.

    The Term Loan and Credit line contain various covenants including a fixed charge coverage ratio, minimum interest coverage ratio, and maximum total leverage ratio, and place certain restrictions on fixed asset purchases. The Term Loan and Credit

                            RUBIO'S RESTAURANTS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
     YEARS ENDED DECEMBER 28, 1997, DECEMBER 27, 1998 AND DECEMBER 26, 1999


3.  LONG-TERM DEBT AND CREDIT FACILITIES (continued)

line restrict the payment of cash dividends and other stock redemptions or repurchases, as defined in the agreement, without prior consent of the lender. Borrowings under the Credit line and the Term Loan are secured by the Company's assets. The Company was in compliance with all such covenants as of December 26, 1999.

    The following summarizes the balances outstanding as long-term debt as of December 27, 1998 and December 26, 1999:


                                                         1998           1999
                                                     ------------  -----------
Term Loan, total quarterly installment payments of
$185,643, interest payable in arrears ranging
from 9.14% to 9.25%                                   $    1,856     $      --


Less current portion                                        (742)           --
                                                     ------------  ------------

Long-term debt                                        $    1,114     $      --
                                                     ------------  ------------
                                                     ------------  ------------


4.  COMMITMENTS AND CONTINGENCIES

    The Company leases restaurant and office facilities, vehicles, and office equipment under various operating leases expiring through 2013. The leases generally provide renewal options from three to ten years. Certain leases are subject to minimum annual increases based upon the consumer price index, not to exceed specific maximum amounts. Certain leases have built-in contingent percentage rents based upon sales, and other leases pass through common area charges to the Company. Rental expense under these operating leases was $2,495,415, $3,545,546 and $5,350,047 for fiscal years 1997, 1998 and 1999, respectively.


    Future minimum annual lease commitments, as of December 26, 1999, are as follows (in thousands):


FISCAL YEAR
-----------
2000                                                             $      5,852
2001                                                                    5,909
2002                                                                    5,855
2003                                                                    5,860
2004                                                                    5,791
Thereafter                                                             19,390
                                                                  ------------
Total                                                            $     48,657
                                                                  ------------
                                                                  ------------


    EMPLOYEE SAVINGS PLAN--On January 31, 1997, the Company adopted a defined contribution benefit 401(k) plan. This plan allows eligible employees to contribute a percentage of their salary, subject to annual limits. The Company matches 25% of each eligible employee's contributions up to 6% of their gross salary. The contributions vest over a five-year period. The Company contributed $42,913 to the plan for the year ended December 26, 1999.

                            RUBIO'S RESTAURANTS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
     YEARS ENDED DECEMBER 28, 1997, DECEMBER 27, 1998 AND DECEMBER 26, 1999


5.  INCOME TAXES

    The Company accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes." Under SFAS No. 109, the deferred tax (provision) benefit is determined under the liability method. Under this method, deferred tax assets and liabilities are recognized based on differences between the financial statement and tax basis of assets and liabilities using presently enacted tax rates.

         The components of the income taxes expense for the years ended December 28, 1997, December 27, 1998 and December 26, 1999 are as follows: (in thousands)


                                               1997        1998         1999
                                           ----------  -----------  -----------
Federal (expense) benefit:
  Current                                     $    42    $   (307)    $   (736)
  Deferred                                       (127)        368         (134)
State (expense) benefit:
  Current                                          10        (105)        (246)
  Deferred                                        (24)        110           (1)
                                           ----------  -----------  -----------
Total income tax (expense) benefit            $   (99)   $     66     $ (1,117)


    The income tax expense differs from the Federal statutory rate because of the effect of the following items for the years ended December 28, 1997, December 27, 1998 and December 26, 1999:


                                                 1997       1998       1999
                                              ---------  ---------  ---------
Statutory rate                                  34.0 %    (35.0)%     (34.0)%
State income taxes, net of Federal benefit      (1.1)      (5.9)       (5.9)
Non-deductible items                            ( .1)       (.9)        (.3)
Valuation allowance                            (49.2)      53.2           -
Other                                            5.3       (3.6)        (.1)
                                              ---------  ---------  ---------
Effective tax (expense) benefit rate           (11.1)%      7.8 %     (40.3)%
                                              ---------  ---------  ---------
                                              ---------  ---------  ---------


    Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for reporting and the amounts used for income tax purposes.

    The tax effects of items comprising the Company's net deferred tax assets as of December 27, 1998 and December 26, 1999 are as follows: (in thousands)


                                                           1998         1999
                                                       -----------  -----------
Deferred rent                                              $   353      $   475
Differences between book and tax basis of property            (326)        (462)
Reserves currently not deductible                              262          231
Deferred compensation                                           --           37
Credits                                                        245          148
Other                                                          (18)         (49)
Unrealized gain on investments                                 (31)         (20)
State taxes                                                    (38)         (37)
                                                       -----------  -----------
Net deferred tax assets                                        447          323
Less: current portion                                          (53)         (50)
                                                       -----------  -----------
Net non-current asset                                      $   394      $   273
                                                       -----------  -----------
                                                       -----------  -----------


                            RUBIO'S RESTAURANTS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
     YEARS ENDED DECEMBER 28, 1997, DECEMBER 27, 1998 AND DECEMBER 26, 1999


5.  INCOME TAXES (continued)

    The Company has Federal credit carryforwards available to offset future tax liabilities of $148,046.

    The Company provided a valuation allowance equal to the net deferred tax asset as of December 28, 1997, but eliminated the valuation allowance in 1998 due to management's belief that current year activity made realization of such benefit more likely than not.

6.  CONVERTIBLE AND REDEEMABLE CONVERTIBLE PREFERRED STOCK

    Upon the Company's initial public offering in May 1999, Convertible Preferred Stock Series A (approximately 1.9 million shares) and all Redeemable Convertible Preferred Stock, Series B, C and D (approximately 3.4 million shares) were automatically converted into the Company's common stock. The conversion of the preferred stock was on a 1 for 1 basis. Upon conversion of the preferred stock, all preferred stock dividends and other rights previously assigned ceased.

7.  STOCKHOLDERS' EQUITY

    REINCORPORATION--In 1997, the Company changed its state of incorporation from California to Delaware. In connection with this change, the outstanding shares of the Company's no par value common and convertible preferred stock were converted into and exchanged for an equal number of shares of $.001 par value common and convertible preferred stock of the Delaware entity. The financial statements for all periods presented reflect this change.

    INITIAL PUBLIC OFFERING--The Company completed its initial public offering on May 21, 1999 (the "Offering"). The Offering resulted in the issuance of 2,486,748 shares of common stock at $10.50 per share, resulting in net proceeds to the Company of approximately $23.5 million. In connection with the Offering, 39,555 shares of common stock were issued upon the exercise of certain outstanding warrants.

    COMMON STOCK--Holders of common stock are entitled to one vote per share. The rights of the common stock are subject to prior rights of the preferred stock.

    DEBT ISSUE COSTS--In connection with the Term Loan (see Note 3), the Company issued a warrant to purchase up to 45,000 shares (subject to adjustment under a formula defined in the warrant) of the Company's common stock. The warrant is exercisable under certain conditions specified in the warrant. The warrant term extends until the earlier of December 31, 2002 or the business day preceding an acquisition. The exercise price is $7.19454 per share. The fair value of the warrant upon date of issuance was not material.

    STOCK OPTIONS AND PURCHASE PLANS

    i) 1995 STOCK OPTION/STOCK ISSUANCE PLAN--On May 30, 1996, the stockholders of the Company approved the 1995 Stock Option/Stock Issuance Plan (the "Plan"). The Plan supersedes and incorporates all options outstanding under the 1993 Stock Option Plan. The Plan provides for the issuance of incentive and nonstatutory options and for the purchase of common stock for eligible individuals. The Board of Directors administers the Plan.

    Each option granted under the Plan has a maximum term of either five or ten years (depending on stock ownership) and will be subject to earlier termination in the event of the optionee's termination of service. The 1995 Plan was incorporated into the 1999 Stock Incentive Plan.

                            RUBIO'S RESTAURANTS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
     YEARS ENDED DECEMBER 28, 1997, DECEMBER 27, 1998 AND DECEMBER 26, 1999


7.  STOCKHOLDERS' EQUITY (continued)

    ii) 1998 STOCK OPTION/STOCK ISSUANCE PLAN--On March 27, 1998, the stockholders of the Company approved the 1998 Stock Option/Stock Issuance Plan (the "1998 Plan"). The 1998 Plan provides for the issuance of incentive and nonstatutory options and for the purchase of common stock for eligible individuals. The Board of Directors administers the 1998 Plan. The stock issuable under the 1998 Plan is shares of authorized but unissued or reacquired common stock.

    Each option granted under the 1998 Plan has a maximum term of either five or ten years (depending on stock ownership) and will be subject to earlier termination in the event of the optionee's termination of service. The 1998 Plan was incorporated into the 1999 Stock Incentive Plan.

    iii) 1999 STOCK INCENTIVE PLAN--On March 18, 1999 and March 24, 1999, the Board of Directors and the stockholders, respectively, of the Company approved the 1999 Stock Incentive Plan (the "1999 Plan"). All outstanding options under the 1993 Stock Option Plan, the 1995 Stock Option/Stock Issuance Plan and the 1998 Stock Option/Stock Issuance Plan (collectively, the "predecessor plans") are incorporated into the 1999 Plan. No further grants will be made under the predecessor plans. Except as otherwise noted below, the options previously granted under the predecessor plans will have substantially the same terms as in effect for new grants made under the 1999 Plan.

    The stock issuable under the 1999 Plan shall be shares of authorized but unissued or reacquired common stock, including shares repurchased by the Company on the open market. A total of 1,123,938 shares of common stock have been authorized for issuance under the 1999 Plan, which includes the shares subject to outstanding options under the predecessor plans. As of December 26, 1999, 501,125 options were available for grant under the predecessor plans. The number of shares of common stock reserved for issuance under the 1999 Plan will automatically increase on the first trading day in January each year, beginning in calendar year 2000. The increase will be equal to 3% of the total number of shares of common stock outstanding as of the last trading day in December of the preceding year, not to exceed 450,000 shares in any given year. In addition, no participant in the 1999 Plan may be granted stock options, separately exercisable stock appreciation rights and direct stock issuances for more than 500,000 shares of common stock in the aggregate per calendar year. Each option shall have a maximum term of either five or ten years, depending on the related program, and will be subject to earlier termination in the event of the optionee's termination of service.

    The 1999 Plan is divided into five separate components; (1) the discretionary option grant program, (2) the stock issuance program, (3) the salary investment option grant program, (4) the automatic option grant program and (5) the director fee option grant program.

    1) The discretionary option grant and 2) stock issuance programs provide for the issuance of incentive and nonstatutory options for eligible employees. The option exercise price per share is fixed by the 1999 Plan administrator in accordance with the following provisions: (1) the exercise price shall not be less than 100% of the fair market value per share of the common stock on the date of grant, and (2) if the person to whom the option is granted is a 10% stockholder, then the exercise price per share shall not be less than 110% of the fair market value per share of the common stock on the date of grant. The purchase price for stock issuances is determined by the 1999 Plan administrator and shall not be less than 100% of the fair market value of a share of common stock at the time of issuance. Each option shall be exercisable at such time or times, during such period and for such number of shares as shall be determined by the 1999 Plan administrator as set forth in the related individual option agreements.

                            RUBIO'S RESTAURANTS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
     YEARS ENDED DECEMBER 28, 1997, DECEMBER 27, 1998 AND DECEMBER 26, 1999


7.  STOCKHOLDERS' EQUITY (continued)

    3) The salary investment option grant program, if activated, would be available to executive officers and other highly compensated eligible employees. The participants may elect, prior to the start of a calendar year, to reduce their base salary by a specific dollar amount not less than $10,000 nor more than $50,000. The options will be exercisable at a price equal to one-third of the fair market value of the options at grant date. The options will vest monthly for one year and are subject to full and immediate vesting upon certain changes in ownership of the Company.

    4) The automatic option grant program is available to non-employee board members. When the 1999 Plan becomes effective, eligible individuals will automatically receive an option grant for 25,000 shares on the date of joining the board provided that they have not been previously employed by the Company. In addition, at the date of each annual meeting of stockholders, each non-employee board member will automatically be granted an option to purchase 5,000 shares of common stock, provided that the individual has served on the board for at least six months. All grants under the automatic option grant program vest immediately upon issuance. The exercise price per share shall be equal to 100% of the fair market value of the common stock on the date of grant.

    5) The director fee option grant program allows, if activated, for non-employee board members to apply any of their annual retainer fees to the acquisition of a special option grant. The options will be exercisable at a price equal to one-third of the fair market value of the options at the grant date. The options will vest monthly for one year and are subject to full and immediate vesting upon certain changes in ownership of the Company.

    The board may amend or modify the 1999 Plan at any time, subject to any required stockholder approval. The 1999 Plan will terminate at the earliest of
(1) March 17, 2009, (2) the date on which all shares available for issuance under our 1999 Plan have been issued as fully-vested shares or (3) the termination of all outstanding options in connection with certain ownership changes.

    iv) 1999 EMPLOYEE STOCK PURCHASE PLAN--On March 18, 1999 and March 24, 1999, the Board of Directors and stockholders, respectively, approved the 1999 Employee Stock Purchase Plan ("ESPP"). The ESPP became effective upon the execution of the underwriting agreement and pricing of the common stock with respect to the Company's initial public offering. The ESPP allows eligible employees, as specified in the ESPP, to purchase shares of common stock in semi-annual intervals through payroll deductions under this plan. The accumulated payroll deductions will be applied to the purchase of shares on the employee's behalf at a price per share equal to 85% of the lower of (1) the fair market value of the Company's common stock at the date of entry into the current offering period or (2) the fair market value on the purchase date. An initial reserve of 200,000 shares of common stock has been authorized for issuance under the ESPP. The Board of Directors may alter, suspend or discontinue the ESPP. However, certain amendments to the ESPP may require stockholder approval.

                            RUBIO'S RESTAURANTS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
     YEARS ENDED DECEMBER 28, 1997, DECEMBER 27, 1998 AND DECEMBER 26, 1999


7.  STOCKHOLDERS' EQUITY (continued)

    The following is a summary of stock option activity for fiscal 1997, 1998 and 1999:


                                             SHARES
                                     -----------------------     WEIGHTED
                                      OPTIONS                AVERAGE EXERCISE
                                     AVAILABLE     OPTIONS        PRICE
                                     FOR GRANT   OUTSTANDING    PER SHARE
                                     ----------  ----------- -----------------
Balance at December 29, 1996            160,523      154,370    $    1.40
  Authorized
  Granted                               (87,930)      87,930         1.54
  Exercised                                             (450)        1.00
  Forfeited                              17,200      (17,200)        1.50
                                     ----------  -----------
Balance at December 28, 1997             89,793      224,650         1.33
  Authorized                            150,000            -            -
  Granted                              (137,140)     137,140         2.63
  Exercised                                          (38,043)        1.39
  Forfeited                              43,207      (43,207)        1.75
                                     ----------  -----------
Balance at December 27, 1998            145,860      280,540         1.96
  Authorized                            700,000            -            -
  Granted                              (405,950)     405,950         9.72
  Exercised                                          (33,987)        1.57
  Forfeited                              61,215      (61,215)        5.77
                                     ----------  -----------
Balance at December 26, 1999            501,125      591,288         6.77
                                     ----------  -----------
                                     ----------  -----------
Exercisable, December 28, 1997                        66,010         1.33
                                                 -----------
                                                 -----------
Exercisable, December 27, 1998                        92,585         1.46
                                                 -----------
                                                 -----------
Exercisable, December 26, 1999                       178,702         4.09
                                                 -----------
                                                 -----------


    The Company applies APB Opinion No. 25 and related interpretations in accounting for its employee stock option plans (see Note 1). Under APB Opinion No. 25, the Company will record compensation expense resulting from the difference between the respective grant price per share and the estimated fair market value of the common stock at the dates of grant. Total deferred compensation for fiscal 1998 grants was $300,540 and will be recorded ratably over the vesting period of the respective options. For the year ended December 26, 1999 the Company recorded $64,532 of deferred compensation expense associated with these option grants.

                            RUBIO'S RESTAURANTS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
     YEARS ENDED DECEMBER 28, 1997, DECEMBER 27, 1998 AND DECEMBER 26, 1999


7.  STOCKHOLDERS' EQUITY (continued)

    The following table summarizes the impact on the Company's net income (loss) had compensation cost been determined based upon the fair value at the grant date for awards under the stock option plans consistent with the methodology prescribed under SFAS No. 123: (in thousands, except per share data)


                                                                    FISCAL YEARS
                                                      -------------------------------------
                                                          1997          1998          1999
                                                      ----------   -------------  ----------
Net income (loss) attributable to common stockholders:
    Basic                                              $ (1,095)     $    568     $   1,513
    Diluted                                              (1,095)          915         1,651

As adjusted under SFAS No. 123:
  Net income (loss):
    Basic                                              $ (1,127)     $    520     $   1,228
    Diluted                                              (1,127)          868         1,366

Net income (loss) per share:
    Basic                                              $  (1.12)     $   0.50     $    0.21
    Diluted                                               (1.12)         0.14          0.17


    The following table summarizes the weighted average fair value at grant date for the options granted during fiscal 1997, 1998 and 1999 using the Black-Scholes option-pricing model with the following weighted average assumptions:


                                                                   FISCAL YEARS
                                                       ------------------------------------
                                                         1997         1998         1999
                                                       ---------  -------------  ----------
Expected dividend                                         None         None         None
Expected stock price volatility                           None         None         57%
Risk-free interest rate                                   6.00%        5.60%        5.14%
Assumed forfeiture rate                                   20%          10%          15%
Expected lives of options                                 8 years      5 years      5 years
Weighted average fair value per share                     $0.58        $0.57        $5.59


    The estimated fair value of options granted is subject to the assumptions made and if the assumptions changed, the estimated fair value amounts could be significantly different.

    The following table summarizes information as of December 26, 1999 concerning currently outstanding and exercisable options:


                                       OPTIONS OUTSTANDING                    OPTIONS EXERCISABLE
                           -----------------------------------------------   ---------------------

                                         WEIGHTED AVERAGE                                 WEIGHTED
                                            REMAINING           WEIGHTED                  AVERAGE
                             NUMBER      CONTRACTUAL LIFE       AVERAGE        NUMBER     EXERCISE
RANGE OF EXERCISE PRICES   OUTSTANDING       (YEARS)        EXERCISE PRICE   EXERCISABLE    PRICE
------------------------   -----------  -----------------   ---------------  -----------  ---------
$1.00----$2.00.........     204,258              7           $    1.67        116,331    $    1.56
$4.00----$9.00.........     169,370              9           $    7.98         27,371    $    7.26
$10.00--$10.00.........     192,000              9           $   10.00         35,000    $   10.00
$15.00--$15.60.........      25,660              9           $   15.00              0    $    0.00
                         -----------                                         -----------
                            591,288                          $    6.77        178,702    $    4.09
                         -----------                                         -----------
                         -----------                                         -----------


                            RUBIO'S RESTAURANTS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
     YEARS ENDED DECEMBER 28, 1997, DECEMBER 27, 1998 AND DECEMBER 26, 1999


8.  EARNINGS PER SHARE

    Reconciliation of basic and diluted earnings per share in accordance with SFAS No. 128 (see Note 1) is as follows: (in thousands, except per share data)


                                                         FISCAL YEAR
                                            -----------------------------------------
                                                1997          1998           1999
                                            ------------  -------------  ------------
Numerator
  Basic:
    Net income (loss)                       $    (1,000)  $         915  $      1,651
    Accretion on redeemable
    convertible preferred stock                     (95)           (347)         (138)
                                            ------------  -------------  ------------
      Net income (loss) attributable
      to common stockholders                     (1,095)            568         1,513
  Diluted:
    Reversal of accretion on redeemable
    convertible preferred stock                      --             347           138
                                            ------------  -------------  ------------
      Net income (loss) attributable
      to common stockholders                $    (1,095)   $        915    $    1,651
                                            ------------  -------------  ------------
                                            ------------  -------------  ------------



                                                           FISCAL YEAR
                                            -----------------------------------------
                                                1997          1998           1999
                                            ------------  ------------   ------------
Denominator
  Basic:
    Weighted average common shares
      Outstanding                                 1,010         1,034           5,741
                                            ------------  ------------   ------------
      Total weighted average common
      shares outstanding                          1,010         1,034           5,741
  Diluted:
  Effect of dilutive securities:
    Common stock options                             --           121             241
    Conversion of convertible
    preferred stock                                  --         5,263           2,112
                                            -----------   -----------    ------------
      Total weighted average common
      and potential common shares
      outstanding                                 1,010         6,418           8,094
                                            -----------   -----------    ------------
                                            -----------   -----------    ------------
Earnings (loss) per share:
  Basic                                        $  (1.08)     $   0.55       $    0.26
  Diluted                                      $  (1.08)     $   0.14       $    0.20


9.       SEGMENTED INFORMATION

    The Company owns and operates high-quality, quick-service Mexican restaurants under the name "Rubio's Baja Grill," with restaurants primarily in California, Arizona and Nevada. In accordance with SFAS No. 131, the Company currently considers its business to consist of one reportable operating segment.

                            RUBIO'S RESTAURANTS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
     YEARS ENDED DECEMBER 28, 1997, DECEMBER 27, 1998 AND DECEMBER 26, 1999


10.      SUBSEQUENT EVENTS

    Stock Options -

         On January 14, 2000, an additional 134,573 Incentive Stock Options and 23,627 Non-Qualified Options to purchase shares of common stock were issued at $7.375 per share, subject to five year vesting.

         On February 3, 2000, an additional 55,160 Non-Qualified Options to purchase shares of common stock were issued at $7.1875 per share, subject to five year vesting.

11.      QUARTERLY FINANCIALS (UNAUDITED)

         Summarized unaudited quarterly financial data (in thousands, except income per share) for fiscal 1999 and 1998 was as follows:


                                                       Fiscal 1999
                                            ----------------------------------
                                            First    Second   Third    Fourth
                                            Quarter  Quarter  Quarter  Quarter
                                            -------  -------  -------  -------
Total revenues                              $14,383  $16,322  $19,729  $17,421
Income from operations                           72      603    1,574       22
Net income                                       45      394    1,090      122
Diluted net income (loss) per share         $ (0.04) $  0.05  $  0.12  $  0.01



                                                      Fiscal 1998
                                            -----------------------------------
                                            First    Second   Third    Fourth
                                            Quarter  Quarter  Quarter  Quarter
                                            -------  -------  -------  -------
Total revenues                              $ 9,217  $10,907  $12,935  $11,640
Income (loss) from operations                  (254)     282      637      (68)
Net income (loss)                              (180)     347      742        6
Diluted net income (loss) per share         $ (0.26) $  0.05  $  0.12  $ (0.08)


                           EXHIBIT INDEX TO FORM 10-K
                            RUBIO'S RESTAURANTS, INC.


       NUMBER                                            DESCRIPTION
        3.1                 Second Amended and Restated Certificate of Incorporation. (Exhibit 3.2)
        3.2                 Restated Bylaws (3.4)
        4.1(1)              Specimen common stock certificate.
       10.1(1)              Amended and Restated Investors' Rights Agreement, dated November 19, 1997 (Exhibit 10.7).
       10.2(1)              Amendment No. 1 to the Amended and Restated Investors' Rights Agreement, dated December 31,
                                1997 (Exhibit 10.8).
       10.3(1)              Amendment No. 2 to the Amended and Restated Investors' Rights Agreement, dated May 1998
                                (Exhibit 10.9).
       10.4(1)              Amended and Restated Stock Restriction Agreement, dated November 19, 1997 (Exhibit 10.10).
       10.5(1)              Series D Preferred Stock Purchase Warrant granted to FSC Corp., dated May 11, 1998 (Exhibit
                                10.12).
       10.6(1)              Stock Purchase Agreement, dated June 16, 1998 (Exhibit 10.13).
       10.7(1)              Revolving Credit and Term Loan Agreement between us and BankBoston, N.A., dated May 1998
                                (Exhibit 10.14).
       10.8(1)              Lease Agreement between us and Macro Plaza Enterprises, dated October 27, 1997 (Exhibit
                                10.15).
       10.9(1)              First Amendment to Lease Agreement between us and Cornerstone Corporate Centre, LLC, dated
                                October 16, 1998 (Exhibit 10.16).
       10.10(1)             Agreement between us and Service America Corporation dated April 9, 1992 (Exhibit 10.17).
       10.11(1)             Test Agreement between us and Host International, Inc., dated August 4, 1995 (Exhibit
                                10.18).
       10.12(1)             Amendment to Agreement between us and Pacific Basin Foods, Inc., dated November 20, 1998
                                (Exhibit 10.20).
       10.13(1)             Agreement between us and Coca-Cola US Fountain, dated March 10, 1998 (Exhibit 10.21).
       10.14(1)             Agreement between us and Dr. Pepper/Seven Up, Inc., dated June 23, 1998 (Exhibit 10.22).
       10.15(1)             Rental Agreement between us and Premier Food Services, Inc., dated July 10, 1998 (Exhibit
                                10.23).
       10.16(1)             Letter Agreement Between us and Volume Service America, dated March 29, 1999 (Exhibit
                                10.24).
       10.17(1)(2)          Form of Indemnification Agreement between us and each of its directors (Exhibit 10.25).
       10.18(1)(2)          Form of Indemnification Agreement between us and each of its officers(Exhibit 10.26).
       10.19(1)(2)          1993 Stock Option/Stock Issuance Plan, as amended (Exhibit 10.27).
       10.20(1)(2)          1993 Stock Option/Stock Issuance Plan Form of Notice of Grant of Stock Option (Exhibit
                                10.28).
       10.21(1)(2)          1993 Stock Option/Stock Issuance Plan Form of Stock Option Agreement (Exhibit 10.29).
       10.22(1)(2)          1993 Stock Option/Stock Issuance Plan Form of Stock Purchase Agreement (Exhibit 10.30).
       10.23(1)(2)          1993 Stock Option/Stock Issuance Plan Form of Restricted Stock Issuance Agreement (Exhibit
                                10.31).
       10.24(1)(2)          1995 Stock Option/Stock Issuance Plan (Exhibit 10.32).
       10.25(1)(2)          1995 Stock Option/Stock Issuance Plan Form of Notice of Grant of Stock Option (Exhibit
                                10.33).
       10.26(1)(2)          1995 Stock Option/Stock Issuance Plan Form of Stock Option Agreement (Exhibit 10.34).
       10.27(1)(2)          1995 Stock Option/Stock Issuance Plan Form of Stock Purchase Agreement (Exhibit 10.35).
       10.28(1)(2)          1995 Stock Option/Stock Issuance Plan Form of Stock Issuance Agreement (Exhibit 10.36).
       10.29(1)(2)          1998 Stock Option/Stock Issuance Plan (Exhibit 10.37).
       10.30(1)(2)          1998 Stock Option/Stock Issuance Plan Form of Notice of Grant of Stock Option (Exhibit
                                10.38).
       10.31(1)(2)          1998 Stock Option/Stock Issuance Plan Form of Stock Option Agreement (Exhibit 10.39).
       10.32(1)(2)          1998 Stock Option/Stock Issuance Plan Form of Addendum to Stock Option Agreement (Exhibit
                                10.40).
       10.33(1)(2)          1998 Stock Option/Stock Issuance Plan Form of Stock Purchase Agreement (Exhibit 10.41).
       10.34(1)(2)          1998 Stock Option/Stock Issuance Plan Form of Addendum to Stock Purchase Agreement (Exhibit
                                10.42).
       10.35(1)(2)          1998 Stock Option/Stock Issuance Plan Form of Stock Issuance Agreement (Exhibit 10.43).
       10.36(1)(2)          1998 Stock Option/Stock Issuance Plan Form of Addendum to Stock Issuance Agreement (Exhibit
                                10.44).
       10.37(1)(2)          1999 Stock Incentive Plan (Exhibit 10.45).
       10.38(1)(2)          Employee Stock Purchase Plan (Exhibit 10.46).
       10.39(1)(2)          Letter Agreement Between us and Host International, Inc., dated May 18, 1999. (Exhibit
                                10.47).
       21.1(1)              Subsidiary List.
       23.1                 Independent Auditors' Consent.
       24.1                 Powers of Attorney (Included under the caption "Signatures").
       27.1                 Financial Data Schedule for the year ended December 26, 1999.


---------------------------


(1) Incorporated by reference to the above noted exhibit to our Registration Statement S-1 (333-75087) filed with the SEC on March 26, 1999, as amended.
(2) Management contract or compensation plan.