Form 10-Q
period 2000-03-26
RUBIOS RESTAURANTS INC
filed 2000-05-09
CIK 1082423

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                  For the quarterly period ended March 26, 2000

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

As of April 14, 2000 there were 8,880,911 shares of the Registrant's common stock, par value $0.001 per share, outstanding.

-------------------------------------------------------------------------------

-------------------------------------------------------------------------------

                            RUBIO'S RESTAURANTS, INC.

                                TABLE OF CONTENTS


                                                                                       Page
                                                                                       ----
PART I     FINANCIAL INFORMATION

Item 1.            Financial Statements

                           Consolidated Balance Sheets at
                                December 26, 1999 and March 26, 2000                     3
                           Consolidated Statements of Operations for the
                                thirteen weeks ended March 28, 1999 and March
                                26, 2000                                                 4
                           Consolidated Statements of Cash Flows for the
                                thirteen weeks ended March 28, 1999
                                and March 26, 2000                                       5

                           Notes to Consolidated Financial Statements                    6

Item 2.            Management's Discussion and Analysis of Financial
                           Condition and Results of Operations                           8

Item 3.            Quantitative and Qualitative Disclosures About Market Risk           17

PART II    OTHER INFORMATION

Item 1.            Legal Proceedings                                                    18

Item 2.            Changes in Securities and Use of Proceeds                            18

Item 3.            Defaults Upon Senior Securities                                      18

Item 4.            Submission of Matters to a Vote of Security Holders                  18

Item 5.            Other Information                                                    18

Item 6.            Exhibits and Reports on Form 8-K                                     18

Signatures                                                                              19


PART 1 - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                            RUBIO'S RESTAURANTS, INC.
                      UNAUDITED CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)


                                                                            December 26,       March 26,
                                                                                1999             2000
                                                                            -----------      ------------
ASSETS
CURRENT ASSETS:
    Cash and cash equivalents                                                   $ 3,459          $ 4,526
    Short-term investments                                                        7,376            6,641
    Other receivables                                                               579              527
    Income taxes receivable                                                         215              215
    Inventory                                                                       618            1,046
    Prepaid expenses                                                                562              866
    Deferred income taxes                                                            50               55
                                                                                -------          -------
     Total current assets                                                        12,859           13,876

INVESTMENTS                                                                       8,544            6,020
PROPERTY- net                                                                    27,923           30,008
OTHER ASSETS                                                                        439              421
DEFERRED INCOME TAXES                                                               273              273
                                                                                -------          -------

TOTAL                                                                           $50,038          $50,598
                                                                                -------          -------
                                                                                -------          -------
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
    Accounts payable                                                            $ 3,235          $ 3,592
    Accrued expenses and other liabilities                                        2,572            2,225
    Income taxes payable                                                              -              177
                                                                                -------          -------
     Total current liabilities                                                    5,807            5,994

DEFERRED RENT                                                                     1,109            1,196
                                                                                -------          -------
     Total liabilities                                                            6,916            7,190



COMMITMENTS AND CONTINGENCIES (NOTE 3)

STOCKHOLDERS' EQUITY:
    Preferred Stock, $.001 par value, 5,000,000 shares authorized,
      no shares issued or outstanding                                                -                 -
    Common stock, $.001 par value, 75,000,000 shares authorized,
     8,871,775 issued and outstanding in 1999 and 8,879,911 issued
     and outstanding in 2000                                                          9                9
    Paid-in capital                                                              41,357           41,366
    Deferred compensation                                                            88              103
    Accumulated other comprehensive income                                           29               22
    Retained earnings                                                             1,639            1,908
                                                                                -------           ------
     Total stockholders' equity                                                  43,122           43,408
                                                                                -------           ------
TOTAL                                                                           $50,038          $50,598
                                                                                -------          -------
                                                                                -------          -------



           See notes to unaudited consolidated financial statements.

                            RUBIO'S RESTAURANTS, INC.
                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)



                                                     For the 13 Weeks Ended
                                                  ---------------------------
                                                   March 28,        March 26,
                                                     1999             2000
                                                  ---------        ----------
SALES                                             $  14,383        $  19,929
COSTS AND EXPENSES:
    Cost of sales                                     4,247            5,865
    Restaurant labor, occupancy and other             7,254           10,352
    General and administrative expenses               2,075            2,374
    Depreciation and amortization                       641              902
    Pre-opening expenses                                 94              187
                                                  ---------        ---------

OPERATING INCOME                                         72              249
OTHER INCOME (EXPENSE):
    Interest and investment income                       63              225
    Interest expense                                    (56)             (22)
    Loss on disposal/sale of property                    (4)              (3)

                                                  ---------        ---------
        Other income - net                                3              200
                                                  ---------        ---------

INCOME BEFORE INCOME TAXES                               75              449
INCOME TAX EXPENSE                                      (30)            (180)
                                                  ---------        ---------

NET INCOME                                        $      45        $     269
                                                  ---------        ---------
                                                  ---------        ---------

NET (LOSS) INCOME ATTRIBUTABLE TO
COMMON STOCKHOLDERS:
    Basic                                         $     (41)       $     269
                                                  ---------        ---------
                                                  ---------        ---------

    Diluted                                       $     (41)       $     269
                                                  ---------        ---------
                                                  ---------        ---------

HISTORIC NET (LOSS) INCOME PER SHARE:

    Basic                                         $   (0.04)       $    0.03
                                                  ---------        ---------
                                                  ---------        ---------
    Diluted                                       $   (0.04)       $    0.03
                                                  ---------        ---------
                                                  ---------        ---------
HISTORIC SHARES USED IN CALCULATING
   HISTORIC NET (LOSS) INCOME PER SHARE:


    Basic                                            1,049            8,874
                                                  ---------        ---------
                                                  ---------        ---------
    Diluted                                          1,049            9,021
                                                  ---------        ---------
                                                  ---------        ---------



            See notes to unaudited consolidated financial statements.

                            RUBIO'S RESTAURANTS, INC.
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)


                                                                                     For the 13 Weeks Ended
                                                                                -----------------------------------
                                                                                March 28, 1999       March 26, 2000
                                                                                --------------       --------------
OPERATING ACTIVITIES:
     Net income                                                                   $     45             $    269
     Adjustments to reconcile net income to net cash
       provided by operating activities:
       Depreciation and amortization                                                   641                  902
       Deferred compensation                                                            16                   15
       Loss on disposal/sale of property                                                 4                    3
       Changes in assets and liabilities:
         Other receivables                                                            (210)                  52
         Inventory                                                                     (11)                (428)
         Prepaid expenses                                                             (151)                (304)
         Other assets                                                                  (46)                  18
         Accounts payable                                                             (235)                 357
         Accrued expenses and other liabilities                                         51                 (347)
         Income taxes payable                                                          (65)                 177
         Deferred rent                                                                  86                   87
                                                                                  --------             --------
             Cash provided by operating activities                                     125                  801

INVESTING ACTIVITIES:
     Purchase of property                                                           (2,564)              (2,990)
     Purchases of investments                                                       (8,970)              (7,567)
     Sales and maturities of investments                                            11,929               10,814
                                                                                  --------             --------
             Cash provided by investing activities                                     395                  257

FINANCING ACTIVITIES:
     Principal payments on long-term debt                                             (185)                   -
     Stock offering costs                                                                -                   (2)
     Proceeds from exercise of stock options                                             3                   11
                                                                                  --------             --------
             Cash (used for) provided by financing activities                         (182)                   9
                                                                                  --------             --------

INCREASE IN CASH AND CASH EQUIVALENTS                                                  338                1,067
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                       786                3,459
                                                                                  --------             --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                        $  1,124             $  4,526
                                                                                  --------             --------
                                                                                  --------             --------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
     Cash paid for interest                                                       $     53             $      -
                                                                                  --------             --------
                                                                                  --------             --------
     Cash paid for income taxes                                                   $     95             $      3
                                                                                  --------             --------
                                                                                  --------             --------
SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND
FINANCING ACTIVITIES:
     Holding gains (losses) on available-for-sale investments, before tax         $     19             $    (12)
                                                                                  --------             --------
                                                                                  --------             --------



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

             UNAUDITED INTERIM FINANCIAL DATA - In the opinion of management, the unaudited consolidated financial statements for the interim periods presented reflect all adjustments, consisting of only normal recurring accruals, necessary for a fair presentation of the financial position and results of operations as of and for such periods indicated. These consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 26, 1999 included in the Company's Form 10-K. Results for the interim periods presented herein are not necessarily indicative of results which may be reported for any other interim period or for the entire fiscal year.

2. BALANCE SHEET DETAILS AS OF DECEMBER 26, 1999 AND MARCH 26, 2000, respectively: (in thousands)


                                                                          1999                  2000
                                                                        --------              --------
    PROPERTY - at cost:
       Building and leasehold improvements                              $ 17,308              $ 18,694
       Equipment and furniture                                            17,395                18,480
       Construction in process and related costs                           1,586                 2,095
                                                                        --------              --------
                                                                          36,289                39,269
       Less:  accumulated depreciation and amortization                   (8,366)               (9,261)
                                                                        --------              --------
    Total                                                               $ 27,923              $ 30,008
                                                                        --------              --------
                                                                        --------              --------
    OTHER ASSETS:
       Long-term deposits                                               $    366              $    362
       Other                                                                  73                    59
                                                                        --------              --------
    Total                                                               $    439              $    421
                                                                        --------              --------
                                                                        --------              --------
    ACCRUED EXPENSES AND OTHER LIABILITIES:
       Compensation                                                     $  1,161              $    814
       Sales taxes                                                           499                   647
       Vacation pay                                                          300                   331
       Unearned usage allowance                                               95                     -
       Other                                                                 517                   433
                                                                        --------              --------
    Total                                                               $  2,572              $  2,225
                                                                        --------              --------
                                                                        --------              --------


3.           LONG-TERM DEBT AND CREDIT FACILITIES


REVOLVING LINE OF CREDIT - As of March 26, 2000, there were no borrowings against the Credit Line.

                            RUBIO'S RESTAURANTS, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

4.           EARNINGS PER SHARE

             Reconciliation of basic and diluted earnings per share in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share," is as follows (in thousands, except per share data):


                                                                  13 Weeks Ended
                                                            ---------------------------
                                                            March 28,         March 26,
                                                              1999              2000
                                                            ---------         ---------
Numerator
 Basic:
   Net Income                                               $      45         $     269
   Accretion on redeemable convertible preferred stock            (86)                -
                                                            ---------         ---------

       Net (loss) income attributable to common
       stockholders                                               (41)              269

 Diluted:
   Reversal of accretion on redeemable convertible
   preferred stock                                                  -                 -
                                                            ---------         ---------
       Net (loss) income attributable to common
       stockholders                                         $     (41)        $     269
                                                            ---------         ---------
                                                            ---------         ---------
Denominator
 Basic:
       Weighted average common shares outstanding               1,049             8,874

Diluted:
  Effect of dilutive securities:
       Common stock options                                         -               147
                                                            ---------         ---------
          Total weighted average common and potential
          common shares outstanding                             1,049             9,021
                                                            ---------         ---------
                                                            ---------         ---------

(Loss) earnings per share:
  Basic                                                     $   (0.04)        $    0.03
                                                            ---------         ---------
                                                            ---------         ---------
  Diluted                                                   $   (0.04)        $    0.03
                                                            ---------         ---------
                                                            ---------         ---------


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         This quarterly report on Form 10-Q may contain certain projections, estimates and other forward-looking statements that involve a number of risks and uncertainties, including without limitation, those discussed below at "Risk Factors." While this outlook represents our current judgment on the future direction of the business, such risks and uncertainties could cause actual results to differ materially from any future performance suggested below. We undertake no obligation to release publicly the results of any revisions to these forward-looking statements to reflect events or circumstances arising after the date of this quarterly report.

OVERVIEW

         We opened our first restaurant under the name "Rubio's, Home of the Fish Taco" in 1983 and grew steadily through 1994, at which time we operated 17 units. We accelerated the number of restaurant openings in recent years, going from six new restaurants in 1995 to 31 in 1999. As of March 26, 2000, we have opened 6 new restaurants in the current year. In addition, in order to continue to expand into new markets, we are currently initiating a franchise program.

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

         Pre-opening expenses which are expensed as incurred, consist of the costs of hiring and training the initial workforce, travel, the cost of food used in training, the cost of the initial stocking of operating supplies and other direct costs related to the opening.

         We have leased all of our facilities, except for one building, in order to minimize the cash investment associated with each unit. The majority of our leases are for 10-year terms and include options to extend the terms. The majority of our leases also include both fixed rate and percentage-of-sales rent provisions.

         We use a 52- or 53-week fiscal year ending on the Sunday nearest December 31. The three-month periods ended March 26, 2000 and March 28, 1999 each consisted of 13 weeks.

RESULTS OF OPERATIONS

13 WEEKS ENDED MARCH 28, 1999 COMPARED TO THE 13 WEEKS ENDED MARCH 26,
2000

         Our operating results for the 13 weeks, expressed as a percentage of sales, were as follows:


                                                                 For 13 Weeks Ended
                                                           ------------------------------
                                                           March 28,             March 26,
                                                              1999                 2000
                                                           ---------             --------
Sales                                                          100.0%               100.0%
Costs and expenses:
         Cost of sales                                          29.5                 29.4
         Restaurant labor, occupancy and other                  50.4                 52.0
         General and administrative expenses                    14.4                 11.9
         Depreciation and amortization                           4.5                  4.5
         Pre-opening expenses                                    0.7                  0.9
                                                           ---------             --------
Operating income                                                 0.5                  1.3
Other income - net                                                 -                  1.0
                                                           ---------             --------

Income before income taxes                                       0.5                  2.3
Income tax expense                                              (0.2)                (0.9)
                                                           ---------             --------
Net income                                                       0.3%                 1.4%
                                                           ---------             --------
                                                           ---------             --------


         Results of operations reflect a full 13 weeks of operations for 96 restaurants and 59 restaurants for the periods ended March 26, 2000 and March 28, 1999, respectively. Results of operations also reflect a partial period of operations for 6 restaurants and 5 restaurants for the 13 weeks ended March 26, 2000 and March 28, 1999, respectively.

SALES. Sales increased $5.5 million, or 38.6%, to $19.9 million for the 13 weeks ended March 26, 2000 from $14.4 million for the 13 weeks ended March 28, 1999. This increase was principally due to the $5.6 million in sales generated by a full quarter of operations from the non-comparable 31 units opened in 1999, combined with the $0.7 million from the 6 units opened during 2000. The three non-comparable units open in 1998 had an unfavorable variance to prior year of $0.2 million. In addition, comparable unit sales increased slightly by $11,000, or 0.1%.

COST OF SALES. Cost of sales as a percentage of sales decreased slightly to 29.4% in the 13 weeks ended March 26, 2000 from 29.5% in the 13 weeks ended March 28, 1999. This decrease was primarily a function of changes in product mix, which represents the costs associated with our guest's menu selections.

RESTAURANT LABOR, OCCUPANCY AND OTHER. Restaurant labor, occupancy and other increased as a percentage of sales to 52.0% for the 13 weeks ended March 26, 2000 from 50.4% in the 13 weeks ended March 28, 1999. The increase as a percentage of sales is primarily due to an increase in total direct labor of 1.1%. These labor increases were due to expected inefficiencies in the new stores and to the increasing mix of stores located in newer markets which have on average lower initial annual sales volumes than our mature markets. Facility costs increased as a percentage of sales by 0.6%, also as a result of the high mix of stores located in newer markets opening with lower initial sales than our mature markets.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased to $2.4 million for the 13 weeks ended March 26, 2000 from $2.1 million for the 13 weeks ended March 28, 1999. The increase was primarily due to increases in salaries and benefits related to the hiring of additional corporate employees and field management personnel as well as other corporate level expenses required to support and manage unit expansion. General and administrative expenses decreased as a percentage of sales to 11.9% in 2000 from 14.4% in 1999 primarily due to our expanding revenue base.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization increased to $902,000 in the 13 weeks March 26, 2000 from $641,000 in the 13 weeks ended March 28, 1999. The $261,000 increase was primarily due to the additional depreciation on the 31 new units opened during 1999 and the 6 new units opened during 2000. As a percentage of sales, depreciation and amortization remained flat at 4.5% in the 13 weeks ended March 26, 2000 and in the 13 weeks ended March 28, 1999, respectively.


PRE-OPENING EXPENSES. Pre-opening expenses increased to $187,000 for the 13 weeks ended March 26, 2000 from $94,000 for the 13 weeks ended March 28, 1999 primarily due to the increase in unit openings to 6 in 2000 compared to five in 1999 and expenses related to three units opened the first day of the second quarter.

OTHER INCOME - NET. Other income - net increased to $200,000 for the 13 weeks ended March 26, 2000 from $3,000 in other income - net in the 13 weeks ended March 28, 1999. The increase is primarily due to an increase in the cash available for investing after our initial public offering, which was completed in May 1999. Interest and investment income increased to $225,000 for the 13 weeks ended March 26, 2000 from $63,000 in the 13 weeks ended March 28, 1999. Interest expense declined to $22,000 for the 13 weeks ended March 26, 2000 from $56,000 in the 13 weeks ended March 28, 1999. This decrease is due to the repayment of all long-term debt with the proceeds from our initial public offering.

INCOME TAXES. The provision for income taxes in the 13 weeks ended March 26, 2000 and March 28, 1999, respectively, is based on the approximate annual effective tax rate applied to the respective quarter's pretax book income. The 40% tax rate applied in 2000 comprises the federal and state statutory rates based on the estimated annual effective rate for 2000.

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

         We generated $0.8 million in cash flow from operating activities for the 13 weeks ended March 26, 2000 compared to $0.1 million for the 13 weeks ended March 28, 1999.

         Net cash provided by investing activities was $0.3 million for the 13 weeks ended March 26, 2000 compared to net cash provided by investing activities of $0.4 million for the 13 weeks ended March 28, 1999.

         Net cash provided by financing activities was $9,000 in the 13 weeks ended March 26, 2000 compared to a net use of $182,000 for the 13 weeks ended March 28, 1999. In addition, we have a $7.5 million line of credit agreement with a financial institution. As of March 26, 2000, there were no borrowings against the line of credit.

         Our principal uses of cash in 2000 were the development and opening of new restaurants and the purchase of investments from the net proceeds of our initial public offering. We incurred $3.0 million in capital expenditures during the 13 weeks ended March 26, 2000, of which $2.7 million was for new unit openings and $0.2 million was for maintenance expenditures on existing locations and $0.1 million for corporate expenditures. During the 13 weeks ended March 28, 1999, we incurred $2.6 million in capital expenditures, of which $1.8 million was for new unit openings, $0.4 million was for existing locations and $0.4 million was for corporate expenditures and point-of-sale remodels.

         We believe that the proceeds from the initial public offering completed in May 1999 together with anticipated cash flow from operations and funds anticipated to be available from a credit facility will be sufficient to satisfy our working capital requirements for at least the next 12 months. We plan to incur substantial costs over the near term in connection with our expansion program. Changes in our operating plans, acceleration of our expansion plans, lower than anticipated sales, increased expenses, potential acquisitions or other events may cause us to seek additional financing sooner than anticipated. Additional financing may not be available on acceptable terms, or at all. Failure to obtain additional financing as needed could have a material adverse effect on our business and results of operations.


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

         IF WE ARE NOT ABLE TO SUCCESSFULLY PURSUE OUR RAPID EXPANSION STRATEGY, OUR BUSINESS AND RESULTS OF OPERATIONS MAY BE ADVERSELY IMPACTED.

         We intend to continue to pursue a rapid expansion strategy. Since 1996, and as of March 26, 2000, we have opened 96 restaurants, 33 restaurants in San Diego county, 38 restaurants in greater Los Angeles, which includes Los Angeles, Orange, San Bernardino, Ventura and Riverside counties, 11 restaurants in Phoenix/Tucson, Arizona, five restaurants in Las Vegas, Nevada, four restaurants in Denver, Colorado, three restaurants in Salt Lake City, Utah and two in the Sacramento, California area. We plan to open 36 restaurants in 2000, 6 of which have been opened to date. Sixteen of the 36 planned 2000 openings are outside Southern California. Our ability to successfully achieve our expansion strategy will depend on a variety of factors, many of which are beyond our control.

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

         WE MAY BE UNABLE TO FUND OUR SUBSTANTIAL WORKING CAPITAL REQUIREMENTS AND MAY NEED ADDITIONAL FUNDING SOONER THAN WE ANTICIPATE.

         We believe that the proceeds from our initial public offering completed in May 1999 together with anticipated cash flow from operations and funds anticipated to be available from a credit facility will be sufficient to satisfy our working capital requirements for at least the next 12 months. We plan to incur substantial costs over the near-term in connection with our expansion plans. We may need to seek additional financing sooner than we anticipate as a result of the following factors:

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

         As of March 26, 2000 all but seven of our existing restaurants are located in the southwest region of the United States. Accordingly, we are susceptible to fluctuations in our business caused by adverse economic or other conditions in this region, including natural or other disasters. Our significant investment in, and long-term commitment to, each of our units limits our ability to respond quickly or effectively to changes in local competitive conditions or other changes that could affect our operations. In addition, some of our competitors have many more units than we do. Consequently, adverse economic or other conditions in a region, a decline in the profitability of several existing units or the introduction of several unsuccessful new units in a geographic area could have a more significant effect on our results of operations than would be the case for a company with a larger number of restaurants or with more geographically dispersed restaurants.

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

         WE ARE CURRENTLY INITIATING A FRANCHISING PROGRAM. WE MAY BE UNSUCCESSFUL IN EXECUTING THIS PROGRAM.

         We are planning to use a franchise strategy in selected markets. Our failure to successfully execute a franchising program could adversely affect our business and results of operations. We have not used franchising to date and may not be successful in implementing a franchise program in the future. We have established preliminary criteria to evaluate prospective franchisees. We may be unable to identify and attract franchisees that have the business abilities or access to financial resources necessary to open our restaurants or to successfully develop or operate our restaurants in their franchise areas in a manner consistent with our criteria and standards.

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

         THE INTERESTS OF OUR CONTROLLING STOCKHOLDERS MAY CONFLICT WITH YOUR INTERESTS.

         As of March 26, 2000, the executive officers, directors and entities affiliated with them, in the aggregate, beneficially own approximately 36.4% of our outstanding common stock. These stockholders are able to exercise control over all matters requiring approval by our stockholders, including the election of directors and approval of significant corporate transactions. This concentration of ownership may also have the effect of delaying or preventing a change in control of our company.

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

         In addition, we have a $7.5 million line of credit agreement with a financial institution. Interest on the line is calculated on either a bank reference rate plus 0.75% or on an adjusted LIBOR plus 3.0% per annum. However, there currently is no outstanding balance under this agreement. Should we draw on this line in the future, changes in interest rates would affect the interest expense on these loans and, therefore, impact our cash flows and results of operations.

         Many of the food products purchased by us are affected by changes in weather, production, availability, seasonality and other factors outside our control. In an effort to control some of this risk, we have entered into some fixed price purchase commitments with terms of less than a year. In addition, we believe that almost all of our food and supplies are available from several sources, which helps to control food commodity risks.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

        None

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

(a) Not applicable

(b) Not applicable

(c) Not applicable

(d) The registration statement on Form S-1 filed by us with the SEC in connection with our initial public offering (File No. 333-75087) as amended, was declared effective by the SEC on May 20, 1999. Our net proceeds after deducting the total expenses was approximately $23.4 million. Subsequent to our initial public offering, as disclosed in our initial public offering prospectus, a portion of the offering proceeds were used to repay the remaining $1.5 million balance of our term loan agreement with a financial institution. The remaining proceeds have conformed with our intended use outlined in the prospectus. We currently have approximately $13 million remaining from our initial public offering.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None

ITEM 5. OTHER INFORMATION

        None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        a)   3.1   (1)     Amended and Restated Certificate of Incorporation

             3.2   (1)     Restated Bylaws

            10.1   (2)     Agreement between us and Alliant Food Services, Inc.,
                           dated January 21, 2000.

            27.1           Financial Data Schedule
            -------------------------------------------------------------------
            (1) Filed as an exhibit to Registrant's Registration Statement on
                Form S-1, and incorporated herein by reference.
            (2) Certain confidential portions of this exhibit were omitted by marking such portions with asterisks (the "Mark"). This exhibit has been filed separately with the Secretary of the Commission without the Mark pursuant to the Company's Application Requesting Confidential Treatment.

        b) Reports on Form 8-K:
                No reports on Form 8-K were filed by the Registrant during the 13 weeks ended March 26, 2000.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Dated: May 9, 2000           RUBIO'S RESTAURANTS, INC.


                              /s/ Joseph N. Stein
                              ---------------------------------------------
                              Joseph N. Stein
                              Chief Strategic and Financial Officer
                              (Principal Financial and Accounting Officer)