Form 10-Q/A
period 2000-03-26
RUBIOS RESTAURANTS INC
filed 2000-05-11
CIK 1082423

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q/A

                          AMENDMENT NO. 1 TO FORM 10-Q

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

PORTION AMENDED

This Amendment No. 1 on Form 10-Q/A to the Quarterly Report on Form 10-Q for the quarterly period ended March 26, 2000 (the "Report") amends Part II -
Item 6a of the previously filed Report to include Exhibit 10.1. No other changes are being made to the Registrant's Report.

-------------------------------------------------------------------------------

-------------------------------------------------------------------------------

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None

ITEM 5. OTHER INFORMATION

        None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        a)   3.1   (1)     Amended and Restated Certificate of Incorporation

             3.2   (1)     Restated Bylaws

            10.1   (2)     Agreement between us and Alliant Foodservices, Inc.,
                           dated January 21, 2000.

            27.1   (3)     Financial Data Schedule
            -------------------------------------------------------------------
            (1) Filed as an exhibit to Registrant's Registration Statement on
                Form S-1, and incorporated herein by reference.
            (2) Certain confidential portions of this exhibit were omitted by marking such portions with asterisks (the "Mark"). This exhibit has been filed separately with the Secretary of the Commission without the Mark pursuant to the Company's Application Requesting Confidential Treatment.
            (3) Previously filed.

        b) Reports on Form 8-K:
                No reports on Form 8-K were filed by the Registrant during the 13 weeks ended March 26, 2000.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Dated: May 11, 2000           RUBIO'S RESTAURANTS, INC.


                              /s/ Joseph N. Stein
                              ---------------------------------------------
                              Joseph N. Stein
                              Chief Strategic and Financial Officer
                              (Principal Financial and Accounting Officer)