Form 10-Q
period 2000-06-25
RUBIOS RESTAURANTS INC
filed 2000-08-09
CIK 1082423

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                  For the quarterly period ended June 25, 2000

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

As of July 31, 2000, there were 8,885,213 shares of the Registrant's common stock, par value $0.001 per share, outstanding.

--------------------------------------------------------------------------------
-
--------------------------------------------------------------------------------
-

                            RUBIO'S RESTAURANTS, INC.

                                TABLE OF CONTENTS


                                                                                        Page
                                                                                        ----
PART I    FINANCIAL INFORMATION

Item 1.          Financial Statements

                        Consolidated Balance Sheets at
                             June 25, 2000 and December 26, 1999                          3

                        Consolidated Statements of Operations for the
                             thirteen weeks ended June 25, 2000 and June 27,
                             1999 and twenty-six weeks ended June 25,
                             2000 and June 27, 1999                                       4

                        Consolidated Statements of Cash Flows for the
                             twenty-six weeks ended June 25, 2000
                             and June 27, 1999                                            5

                        Notes to Consolidated Financial Statements                        6

Item 2.          Management's Discussion and Analysis of Financial
                        Condition and Results of Operations                               8

Item 3.          Quantitative and Qualitative Disclosures About Market Risk              19


PART II   OTHER INFORMATION

Item 1.          Legal Proceedings                                                       20

Item 2.          Changes in Securities and Use of Proceeds                               20

Item 3.          Defaults Upon Senior Securities                                         20

Item 4.          Submission of Matters to a Vote of Security Holders                     20

Item 5.          Other Information                                                       20

Item 6.          Exhibits and Reports on Form 8-K                                        20

Signatures                                                                               22


PART 1 - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                            RUBIO'S RESTAURANTS, INC.
                           CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)


                                                                              June 25,       December 26,
                                                                                2000             1999
                                                                            -----------      ------------
                                                                             (Unaudited)       (Audited)
ASSETS
CURRENT ASSETS:
    Cash and cash equivalents                                                   $ 6,225          $ 3,459
    Short-term investments                                                        7,086            7,376
    Other receivables                                                               869              579
    Income taxes receivable                                                         215              215
    Inventory                                                                       971              618
    Prepaid expenses                                                                564              562
    Deferred income taxes                                                            82               50
                                                                                -------          -------
     Total current assets                                                        16,012           12,859

INVESTMENTS                                                                       2,997            8,544
PROPERTY - net                                                                   32,500           27,923
OTHER ASSETS                                                                        403              439
DEFERRED INCOME TAXES                                                               273              273
                                                                                -------          -------

TOTAL                                                                           $52,185          $50,038
                                                                                -------          -------
                                                                                -------          -------

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
    Accounts payable                                                            $ 2,721          $ 3,235
    Accrued expenses and other liabilities                                        3,636            2,572
    Income taxes payable                                                            451                -
                                                                                -------          -------
     Total current liabilities                                                    6,808            5,807

DEFERRED RENT                                                                     1,289            1,109
                                                                                -------          -------
     Total liabilities                                                            8,097            6,916

COMMITMENTS AND CONTINGENCIES (NOTE 3)

STOCKHOLDERS' EQUITY:
    Preferred Stock, $.001 par value, 5,000,000 shares authorized,
      no shares issued or outstanding                                                 -                -
    Common stock, $.001 par value, 75,000,000 shares authorized,
     8,881,774 issued and outstanding in 2000 and 8,871,775 issued
     and outstanding in 1999                                                          9                9
    Paid-in capital                                                              41,371           41,357
    Deferred compensation                                                           119               88
    Accumulated other comprehensive income                                          (20)              29
    Retained earnings                                                             2,609            1,639
                                                                                -------           ------
     Total stockholders' equity                                                  44,088           43,122
                                                                                -------           ------
TOTAL                                                                           $52,185          $50,038
                                                                                -------          -------
                                                                                -------          -------

             See notes to unaudited consolidated financial statements.

                                              RUBIO'S RESTAURANTS, INC.
                                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                                      (In thousands, except per share data)


                                                       For the 13 Weeks Ended                 For the 26 Weeks Ended
                                                     ---------------------------           ---------------------------
                                                     June 25,           June 27,            June 25,          June 27,
                                                       2000               1999                2000              1999
                                                     --------           --------           --------           --------
SALES                                                $ 23,462           $ 16,322           $ 43,391           $ 30,705
COSTS AND EXPENSES:
   Cost of sales                                        6,840              4,716             12,706              8,963
   Restaurant labor, occupancy and other               11,928              8,112             22,279             15,366
   General and administrative expenses                  2,554              2,009              4,929              4,084
   Depreciation and amortization                        1,003                714              1,905              1,355
   Pre-opening expenses                                   190                168                377                262
                                                     --------           --------           --------           --------

OPERATING INCOME                                          947                603              1,195                675
OTHER INCOME (EXPENSE):
   Interest and investment income                         248                102                474                165
   Interest expense                                       (22)               (48)               (44)              (103)
   Loss on disposal/sale of property                       (5)                 -                 (8)                (5)

                                                     --------           --------           --------           --------
        Other income - net                                221                 54                422                 57
                                                     --------           --------           --------           --------

INCOME BEFORE INCOME TAXES                              1,168                657              1,617                732
INCOME TAX EXPENSE                                       (467)              (263)              (647)              (293)
                                                     --------           --------           --------           --------

NET INCOME                                           $    701           $    394           $    970           $    439
                                                     --------           --------           --------           --------
                                                     --------           --------           --------           --------

HISTORIC NET INCOME ATTRIBUTABLE TO
COMMON STOCKHOLDERS:
   Basic                                             $    701           $    342           $    970           $    301
                                                     --------           --------           --------           --------
                                                     --------           --------           --------           --------

   Diluted                                           $    701           $    394           $    970           $    439
                                                     --------           --------           --------           --------
                                                     --------           --------           --------           --------

HISTORIC NET INCOME PER SHARE:

   Basic                                             $   0.08           $   0.08           $   0.11           $   0.12
                                                     --------           --------           --------           --------
                                                     --------           --------           --------           --------

   Diluted                                           $   0.08           $   0.05           $   0.11           $   0.06
                                                     --------           --------           --------           --------
                                                     --------           --------           --------           --------

HISTORIC SHARES USED IN CALCULATING HISTORIC
   NET INCOME PER SHARE:


   Basic                                                8,881              4,181              8,877              2,615
                                                     --------           --------           --------           --------
                                                     --------           --------           --------           --------

   Diluted                                              9,034              7,603              9,024              7,081
                                                     --------           --------           --------           --------
                                                     --------           --------           --------           --------

            See notes to unaudited consolidated financial statements.

                            RUBIO'S RESTAURANTS, INC.
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)


                                                                           For the 26 Weeks Ended
                                                                       --------------------------------
                                                                       June 25, 2000      June 27, 1999
                                                                       -------------      -------------
OPERATING ACTIVITIES:
    Net income                                                           $    970           $    439
    Adjustments to reconcile net income to net cash
      provided by operating activities:
      Depreciation and amortization                                         1,905              1,355
      Deferred compensation                                                    31                 32
      Loss on disposal/sale of property                                         8                  5
      Changes in assets and liabilities:
        Other receivables                                                    (290)                40
        Inventory                                                            (353)              (119)
        Prepaid expenses                                                       (2)              (247)
        Other assets                                                           36               (103)
        Deferred income taxes                                                 (32)                (8)
        Accounts payable                                                     (514)             1,143
        Accrued expenses and other liabilities                              1,064                772
        Income taxes payable                                                  451                160
        Deferred rent                                                         180                147
                                                                         --------           --------
           Cash provided by operating activities                            3,454              3,616
                                                                         --------           --------
INVESTING ACTIVITIES:
    Proceeds from sale of property                                              -                 12
    Purchase of property                                                   (6,490)            (6,239)
    Purchases of investments                                              (16,121)           (18,734)
    Sales and maturities of investments                                    21,909             19,283
                                                                         --------           --------
           Cash used for investing activities                                (702)            (5,678)
                                                                         --------           --------
FINANCING ACTIVITIES:
    Proceeds from initial public offering                                       -             26,111
    Proceeds from line of credit borrowing                                      -              1,000
    Stock offering costs                                                       (2)            (2,844)
    Principal payments on long-term debt                                        -             (1,856)
    Payments under line credit                                                  -             (1,000)
    Proceeds from exercise of stock options                                    16                 42
                                                                         --------           --------
           Cash provided by financing activities                               14             21,453
                                                                         --------           --------

INCREASE IN CASH AND CASH EQUIVALENTS                                       2,766             19,391
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                            3,459                787
                                                                         --------           --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                               $  6,225           $ 20,178
                                                                         --------           --------
                                                                         --------           --------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
    Cash paid for interest                                               $      -           $    155
                                                                         --------           --------
                                                                         --------           --------
    Cash paid for income taxes                                           $    193           $    133
                                                                         --------           --------
                                                                         --------           --------
SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND
FINANCING ACTIVITIES:
    Holding (losses)/gains on available-for-sale investments, before tax $    (82)          $      8
                                                                         --------           --------
                                                                         --------           --------

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

2. BALANCE SHEET DETAILS AS OF JUNE 25, 2000 AND DECEMBER 26, 1999, respectively: (in thousands)


                                                                          2000                  1999
                                                                        --------              --------
    PROPERTY - at cost:
       Building and leasehold improvements                              $ 20,677              $ 17,308
       Equipment and furniture                                            20,023                17,395
       Construction in process and related costs                           2,064                 1,586
                                                                        --------              --------
                                                                          42,764                36,289
       Less:  accumulated depreciation and amortization                  (10,264)               (8,366)
                                                                        --------              --------
    Total                                                               $ 32,500              $ 27,923
                                                                        --------              --------
                                                                        --------              --------
    OTHER ASSETS:
       Long-term deposits                                               $    359              $    366
       Other                                                                  44                    73
                                                                        --------              --------
    Total                                                               $    403              $    439
                                                                        --------              --------
                                                                        --------              --------
    ACCRUED EXPENSES AND OTHER LIABILITIES:
       Compensation                                                     $  1,612              $  1,161
       Sales taxes                                                         1,136                   499
       Vacation pay                                                          355                   300
       Unearned usage allowance                                                -                    95
       Other                                                                 533                   517
                                                                        --------              --------
    Total                                                               $  3,636              $  2,572
                                                                        --------              --------
                                                                        --------              --------

3.    LONG-TERM DEBT AND CREDIT FACILITIES

         REVOLVING LINE OF CREDIT - As of June 25, 2000, there were no borrowings against the Credit Line.

                            RUBIO'S RESTAURANTS, INC.
             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


4.    EARNINGS PER SHARE

      Reconciliation of basic and diluted earnings per share in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share" is as follows (in thousands, except per share data):

                                                                  13 Weeks Ended                     26 Weeks Ended
                                                             -------------------------           -------------------------
                                                             June 25,          June 27,          June 25,          June 27,
                                                              2000              1999              2000              1999
                                                             -------           -------           -------           -------
Numerator
 Basic:
 Net Income                                                  $   701           $   394           $   970           $   439
 Accretion on redeemable convertible preferred stock               -               (52)                -              (138)
                                                             -------           -------           -------           -------

        Net income attributable to common
        stockholders                                             701               342               970               301

Diluted:
   Reversal of accretion on redeemable convertible
   preferred stock                                                 -                52                 -               138
                                                             -------           -------           -------           -------
       Net income attributable to common
       stockholders                                          $   701           $   394           $   970           $   439
                                                             -------           -------           -------           -------
                                                             -------           -------           -------           -------

Denominator
 Basic:
      Weighted average common shares outstanding               8,881             4,181             8,877             2,615

Diluted:
Effect of dilutive securities:
     Common stock options                                        153               276               147               241
     Conversion of convertible preferred stock                     -             3,146                 -             4,225
                                                             -------           -------           -------           -------
          Total weighted average common and potential
          common shares outstanding                            9,034             7,603             9,024             7,081
                                                             -------           -------           -------           -------
                                                             -------           -------           -------           -------

Earnings per share
      Basic                                                  $  0.08           $  0.08           $  0.11           $  0.12
                                                             -------           -------           -------           -------
                                                             -------           -------           -------           -------
      Diluted                                                $  0.08           $  0.05           $  0.11           $  0.06
                                                             -------           -------           -------           -------
                                                             -------           -------           -------           -------


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

OVERVIEW

         We opened our first restaurant under the name "Rubio's, Home of the Fish Taco" in 1983 and grew steadily through 1994, at which time we operated 17 units. We accelerated the number of restaurant openings in recent years, going from six new restaurants in 1995 to 31 in 1999. As of June 25, 2000, we have opened 17 new restaurants in the current year. In addition, in order to continue to expand into new markets, we are currently initiating a franchise program.

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

         We use a 52- or 53-week fiscal year ending on the Sunday nearest December 31. The three-month periods ended June 25, 2000 and June 27, 1999 each consisted of 13 weeks. The six-month periods ended June 25, 2000 and June 27, 1999 each consisted of 26 weeks.

RESULTS OF OPERATIONS

13 WEEKS ENDED JUNE 25, 2000 COMPARED TO THE 13 WEEKS ENDED JUNE 27, 1999

         Our operating results for the 13 weeks, expressed as a percentage of sales, were as follows:

                                                                 For 13 Weeks Ended
                                                         ----------------------------------
                                                            June 25,             June 27,
                                                              2000                 1999
                                                         -------------        -------------
Sales                                                          100.0%               100.0%
Costs and expenses:
         Cost of sales                                          29.2                 28.9
         Restaurant labor, occupancy and other                  50.8                 49.7
         General and administrative expenses                    10.9                 12.3
         Depreciation and amortization                           4.3                  4.4
         Pre-opening expenses                                    0.8                  1.0
                                                           ---------            ---------
Operating income                                                 4.0                  3.7
Other income - net                                               0.9                  0.3
                                                           ---------            ---------

Income before income taxes                                       4.9                  4.0
Income tax expense                                              (2.0)                (1.6)
                                                           ---------            ---------
Net income                                                       2.9%                 2.4%
                                                           ---------            ---------
                                                           ---------            ---------


         Results of operations reflect a full 13 weeks of operations for 96 restaurants and 64 restaurants for the periods ended June 25, 2000 and June 27, 1999, respectively. Results of operations also reflect a partial period of operations for 11 restaurants and 7 restaurants for the 13 weeks ended June 25, 2000 and June 27, 1999, respectively.

SALES. Sales increased $7.1 million, or 43.7%, to $23.5 million for the 13 weeks ended June 25, 2000 from $16.3 million for the 13 weeks ended June 27, 1999. This increase was principally due to the $4.0 million in sales generated by a full quarter of operations from the non-comparable 31 units opened in 1999, combined with the $2.8 million from the 17 units opened during 2000. In addition, comparable unit sales increased by $0.3 million, or 2.1%.

COST OF SALES. Cost of sales as a percentage of sales increased slightly to 29.2% in the 13 weeks ended June 25, 2000 from 28.9% in the 13 weeks ended June 27, 1999. This increase was primarily due to the timing of our higher cost lobster promotion. In 2000, the lobster promotion was offered the entire quarter. In 1999, the lobster promotion began in late May.

RESTAURANT LABOR, OCCUPANCY AND OTHER. Restaurant labor, occupancy and other increased as a percentage of sales to 50.8% for the 13 weeks ended June 25, 2000 from 49.7% in the 13 weeks ended June 27, 1999. The increase as a percentage of sales is primarily due to an increase in total direct labor of 0.8%. These labor increases were due to expected inefficiencies in the new stores and to the increasing mix of stores located in newer markets which have on average lower initial annual sales volumes than our mature markets. In addition, we experienced one-time training costs related to our new menu board and burrito enhancement rollout. We expect to complete this training in the third quarter of fiscal 2000.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased to $2.6 million for the 13 weeks ended June 25, 2000 from $2.0 million for the 13 weeks ended June 27, 1999. The increase was primarily due to increases in salaries and benefits related to the hiring of additional corporate employees and field management personnel as well as other corporate level expenses required to support and manage unit expansion. General and administrative expenses decreased as a percentage of sales to 10.9% in 2000 from 12.3% in 1999, primarily due to our expanding revenue base.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization increased to $1.0 million in the 13 weeks ended June 25, 2000 from $714,000 in the 13 weeks ended June 27, 1999. The increase was primarily due to the additional depreciation on the 31 new units opened during 1999 and the 17 new units opened during 2000. As a percentage of sales, depreciation and amortization decreased slightly to 4.3% in the 13 weeks ended June 25, 2000 from 4.4% for the 13 weeks ended June 27, 1999.

PRE-OPENING EXPENSES. Pre-opening expenses increased to $190,000 for the 13 weeks ended June 25, 2000 from $168,000 for the 13 weeks ended June 27, 1999 primarily due to the increase in unit openings to 11 in the second quarter of 2000 compared to 7 in the second quarter of 1999.

OTHER INCOME - NET. Other income - net increased to $221,000 for the 13 weeks ended June 25, 2000 from $54,000 in other income - net in the 13 weeks ended June 27, 1999. Interest and investment income increased to $248,000 for the 13 weeks ended June 25, 2000 from $102,000 in the 13 weeks ended June 27, 1999. The increase is primarily due to an increase in the cash available for investing after our initial public offering, which was completed in May 1999. Interest expense declined to $22,000 for the 13 weeks ended June 25, 2000 from $48,000 in the 13 weeks ended June 27, 1999. This decrease is due to the repayment of all long-term debt with the proceeds from our initial public offering.

INCOME TAXES. The provision for income taxes in the 13 weeks ended June 25, 2000 and June 27, 1999, respectively, is based on the approximate annual effective tax rate applied to the respective quarter's pretax book income. The 40% tax rate applied in 2000 comprises the federal and state statutory rates based on the estimated annual effective rate for 2000.

26 WEEKS ENDED JUNE 25, 2000 COMPARED TO THE 26 WEEKS ENDED JUNE 27, 1999

         Our operating results for the 26 weeks, expressed as a percentage of sales, were as follows:

                                                                 For 26 Weeks Ended
                                                         ----------------------------------
                                                            June 25,             June 27,
                                                              2000                 1999
                                                         -------------        -------------
Sales                                                          100.0%               100.0%
Costs and expenses:
         Cost of sales                                          29.3                 29.2
         Restaurant labor, occupancy and other                  51.3                 50.0
         General and administrative expenses                    11.4                 13.3
         Depreciation and amortization                           4.4                  4.4
         Pre-opening expenses                                    0.9                  0.9
                                                           ---------            ---------
Operating income                                                 2.7                  2.2
Other income - net                                               1.0                  0.2
                                                           ---------            ---------

Income before income taxes                                       3.7                  2.4
Income tax expense                                              (1.5)                (1.0)
                                                           ---------            ---------
Net income                                                       2.2%                 1.4%
                                                           ---------            ---------
                                                           ---------            ---------


         Results of operations reflect a full 26 weeks of operations for 90 restaurants and 59 restaurants for the periods ended June 25, 2000 and June 27, 1999, respectively. Results of operations also reflect a partial period of operations for 17 restaurants and 12 restaurants for the 26 weeks ended June 25, 2000 and June 27, 1999, respectively.

SALES. Sales increased $12.7 million, or 41.3%, to $43.4 million for the 26 weeks ended June 25, 2000 from $30.7 million for the 26 weeks ended June 27, 1999. This increase was principally due to the $8.8 million in sales generated by a full 26 weeks of operations from the non-comparable 31 units opened in 1999, combined with the $3.6 million from the 17 units opened during 2000. In addition, comparable unit sales increased by $0.3 million, or 1.2%.

COST OF SALES. Cost of sales as a percentage of sales increased slightly to 29.3% in the 26 weeks ended June 25, 2000 from 29.2% in the 26 weeks ended June 27, 1999. This increase was primarily a function of changes in product mix, which occur because of different menu promotions and changes in our guests' ordering habits.

RESTAURANT LABOR, OCCUPANCY AND OTHER. Restaurant labor, occupancy and other increased as a percentage of sales to 51.3% for the 26 weeks ended June 25, 2000 from 50.0% in the 26 weeks ended June 27, 1999. The increase as a percentage of sales is primarily due to an increase in total direct labor of 1.0%. These labor increases were due to expected inefficiencies in the new stores and to the increasing mix of stores located in newer markets which have on average lower initial annual sales volumes than our mature markets. In addition, we experienced one-time training costs related to our new menu board and burrito enhancement rollout. We expect to complete this training in the third quarter of fiscal 2000.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased to $4.9 million for the 26 weeks ended June 25, 2000 from $4.1 million for the 26 weeks ended June 27, 1999. The increase was primarily due to increases in salaries and benefits related to the hiring of additional corporate employees and field management personnel as well as other corporate level expenses required to support and manage unit expansion. General and administrative expenses decreased as a percentage of sales to 11.4% in 2000 from 13.3% in 1999 primarily due to our expanding revenue base.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization increased to $1.9 million in the 26 weeks ended June 25, 2000 from $1.4 million in the 26 weeks ended June 27, 1999. The $0.5 million increase was primarily due to the additional depreciation on the 31 new units opened during 1999 and the 17 new units opened during 2000. As a percentage of sales, depreciation and amortization was 4.4% in both 2000 and 1999.

PRE-OPENING EXPENSES. Pre-opening expenses increased to $377,000 for the 26 weeks ended June 25, 2000 from $262,000 for the 26 weeks ended June 27, 1999 primarily due to the increase in unit openings to 17 in 2000 compared to 12 in 1999.

OTHER INCOME - NET. Other income - net increased to $422,000 for the 26 weeks ended June 25, 2000 from $57,000 in other income - net in the 26 weeks ended June 27, 1999. The increase is primarily due to an increase in the cash available for investing after our initial public offering, which was completed in May 1999. Interest and investment income increased to $474,000 for the 26 weeks ended June 25, 2000 from $165,000 in the 26 weeks ended June 27, 1999. Interest expense declined to $44,000 for the 26 weeks ended June 25, 2000 from $103,000 in the 26 weeks ended June 27, 1999. This decrease is due to the repayment of all long-term debt with the proceeds from our initial public offering.

INCOME TAXES. The provision for income taxes in the 26 weeks ended June 25, 2000 and June 27, 1999, respectively, is based on the approximate annual effective tax rate applied to the respective quarter's pretax book income. The 40% tax rate applied in 2000 comprises the federal and state statutory rates based on the estimated annual effective rate for 2000.

INFLATION

         Components of our operations subject to inflation include food, beverage, lease and labor costs. Our leases require us to pay taxes, maintenance, repairs, insurance and utilities, all of which are subject to inflationary increases. We believe inflation has not had a material impact on our results of operations in recent years and has been mitigated by price increases taken in recent years.

LIQUIDITY AND CAPITAL RESOURCES

         We have funded our capital requirements in recent years through cash flow from operations, private placements of preferred stock, bank debt, and the public sale of equity securities.

         We generated $3.5 million in cash flow from operating activities for the 26 weeks ended June 25, 2000 compared to $3.6 million for the 26 weeks ended June 27, 1999.

         Net cash used for investing activities was $0.7 million for the 26 weeks ended June 25, 2000 compared to net cash used for investing activities of $5.7 million for the 26 weeks ended June 27, 1999.

         Net cash provided by financing activities was $14,000 in the 26 weeks ended June 25, 2000, which primarily consisted of the exercise of stock options compared to a net cash provided of $21.4 million for the 26 weeks ended June 27, 1999, which primarily consisted of the proceeds from our initial public offering. In addition, we have a $7.5 million line of credit agreement with a financial institution. As of June 25, 2000, there were no borrowings against the line of credit.

         Our principal uses of cash in 2000 were the development and opening of new restaurants. We incurred $6.5 million in capital expenditures during the 26 weeks ended June 25, 2000, of which $5.4 million was for new unit openings and $0.9 million was for maintenance expenditures on existing locations and $0.2 million for corporate expenditures. During the 26 weeks ended June 27, 1999, we incurred $6.2 million in capital expenditures, of which $5.0 million was for new unit openings, $0.6 million was for existing locations and $0.6 million was for corporate expenditures and point-of-sale remodels.

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

         In addition to seasonality, our quarterly and annual operating results and comparable unit sales may fluctuate significantly as a result of a variety of factors, including:

        - labor costs for our hourly and management personnel, including increases in federal or state minimum wage requirements;
        - fluctuations in food costs, particularly the cost of chicken, beef, fish, cheese and produce;
        -   utility cost increases;
        -   the timing of new restaurant openings and related expenses;
        -   the amount of sales contributed by new and existing restaurants;
        - our ability to achieve and sustain profitability on a quarterly or annual basis;
        -   consumer confidence;
        -   changes in consumer preferences;
        - the level of competition from existing or new competitors in the quick-service restaurant industry;
        - factors associated with closing a unit, including payment of the base rent for the balance of the lease term;
        -   impact of weather on revenues and costs of food; and
        -   general economic conditions.

         Accordingly, results for any one quarter or for any year are not necessarily indicative of results to be expected for any other quarter or for any year. Comparable unit sales for any particular future period may decrease.

         IF WE ARE NOT ABLE TO SUCCESSFULLY PURSUE OUR RAPID EXPANSION STRATEGY, OUR BUSINESS AND RESULTS OF OPERATIONS MAY BE ADVERSELY IMPACTED.

         We intend to continue to pursue a rapid expansion strategy. Since 1996, and as of June 25, 2000, we have opened 76 restaurants, 15 restaurants in San Diego county, 29 restaurants in greater Los Angeles, which includes Los Angeles, Orange, San Bernardino, Ventura and Riverside counties, 13 restaurants in Phoenix/Tucson, Arizona, five restaurants in Las Vegas, Nevada, five restaurants in Denver, Colorado, 6 restaurants in Salt Lake City, Utah and three in the Sacramento, California area. We plan to open 36 restaurants in 2000, 17 of which have been opened to date. Fifteen of the 36 planned 2000 openings are outside Southern California. Our ability to successfully achieve our expansion strategy will depend on a variety of factors, many of which are beyond our control.

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

         WE ARE CURRENTLY INITIATING A FRANCHISING PROGRAM. WE MAY BE UNSUCCESSFUL IN EXECUTING THIS PROGRAM.

         We are planning to use a franchise strategy in selected markets. Our failure to successfully execute a franchising program could adversely affect our business and results of operations. We have not used franchising to date and may not be successful in implementing a franchise program in the future. We have established preliminary criteria to evaluate prospective franchisees and have conducted preliminary interviews with these candidates. We may be unable to identify and attract franchisees that have the business abilities or access to financial resources necessary to open our restaurants or to successfully develop or operate our restaurants in their franchise areas in a manner consistent with our criteria and standards.

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

         As of June 25, 2000 all but 11 of our existing restaurants are located in the southwest region of the United States. Accordingly, we are susceptible to fluctuations in our business caused by adverse economic or other conditions in this region, including natural or other disasters. Our significant investment in, and long-term commitment to, each of our units limits our ability to respond quickly or effectively to changes in local competitive conditions or other changes that could affect our operations. In addition, some of our competitors have many more units than we do. Consequently, adverse economic or other conditions in a region, a decline in the profitability of several existing units or the introduction of several unsuccessful new units in a geographic area could have a more significant effect on our results of operations than would be the case for a company with a larger number of restaurants or with more geographically dispersed restaurants.

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

         THE INTERESTS OF OUR CONTROLLING STOCKHOLDERS MAY CONFLICT WITH YOUR INTERESTS.

         As of June 25, 2000, the executive officers, directors and entities affiliated with them, in the aggregate, beneficially own approximately 36.6% of our outstanding common stock. These stockholders are able to exercise control over all matters requiring approval by our stockholders, including the election of directors and approval of significant corporate transactions. This concentration of ownership may also have the effect of delaying or preventing a change in control of our company.

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

         Not applicable

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

         (a) Not applicable

         (b) Not applicable

         (c) Not applicable

         (d) We currently have approximately $10.2 million remaining from our initial public offering in May 1999. The use of proceeds for this reporting period has conformed with our intended use outlined in the prospectus.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         Not applicable

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Stockholders was held on June 6, 2000. The stockholders approved the following elections and proposals at the Annual Meeting:


                                                         Votes        Votes          Votes                             Broker
                                                          For        Against       Withheld        Abstentions       Non-Votes
1.   Election of a Board of Directors to
     serve until the date of the Annual
     Meeting for their respective
     staggered terms or until their
     successors are duly elected and
     qualified. The total number of votes
     cast for, or withheld for
     each nominee was as follows:

           Nominee                       For Term
                                          Ending
           Ralph Rubio                     2003       7,732,642         -              -             13,283              -
           Kyle Anderson                   2003       7,732,642         -              -             13,283              -
           Craig Andrews                   2002       7,732,642         -              -             13,283              -
           Kim Lopdrup                     2002       7,732,642         -              -             13,283              -
           Michael Dooling                 2001       7,732,642         -              -             13,283              -
           Timothy J. Ryan                 2001       7,732,642         -              -             13,283              -

2.   Ratification of the appointment of
     Deloitte & Touche LLP as independent
     auditors for the fiscal year ending
     December 31, 2000:

                                                      7,731,630       6,792            -              7,503              -



ITEM 5.  OTHER INFORMATION

         Not applicable

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         a)   3.1   (1)    Amended and Restated Certificate of Incorporation

              3.2   (1)    Restated Bylaws

            27.1           Financial Data Schedule
            -------------------------------------------------------------------
            (1) Filed as an exhibit to Registrant's Registration Statement on Form S-1, and incorporated herein by reference.


         b) Reports on Form 8-K:
                     No reports on Form 8-K were filed by the Registrant during the 13 weeks ended June 25, 2000.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto dully authorized.

Dated: August 7, 2000             RUBIO'S RESTAURANTS, INC.


                                  /s/ Joseph N. Stein
                                  ---------------------------------------------
                                  Joseph N. Stein
                                  Chief Strategic and Financial Officer
                                  (Principal Financial and Accounting Officer)