Form 10-Q
period 2000-09-24
RUBIOS RESTAURANTS INC
filed 2000-11-08
CIK 1082423

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                  For the quarterly period ended September 24, 2000

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

As of October 31, 2000, there were 8,888,440 shares of the Registrant's common stock, par value $0.001 per share, outstanding.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                            RUBIO'S RESTAURANTS, INC.

                                TABLE OF CONTENTS


                                                                                        Page
                                                                                        ----
PART I    FINANCIAL INFORMATION

Item 1.          Financial Statements

                        Consolidated Balance Sheets at
                             September 24, 2000 and December 26, 1999                      3
                        Consolidated Statements of Operations for the
                             thirteen weeks ended September 24, 2000 and September
                                26, 1999 and thirty-nine weeks ended September 24,
                                2000 and September 26, 199qqq9                                4
                        Consolidated Statements of Cash Flows for the
                             thirty-nine weeks ended September 24, 2000
                             and September 26, 1999                                        5

                        Notes to Consolidated Financial Statements                         6

Item 2.          Management's Discussion and Analysis of Financial
                        Condition and Results of Operations                                9

Item 3.          Quantitative and Qualitative Disclosures About Market Risk               20


PART II   OTHER INFORMATION

Item 1.          Legal Proceedings                                                        21

Item 2.          Changes in Securities and Use of Proceeds                                21

Item 3.          Defaults Upon Senior Securities                                          21

Item 4.          Submission of Matters to a Vote of Security Holders                      21

Item 5.          Other Information                                                        21

Item 6.          Exhibits and Reports on Form 8-K                                         21

Signatures                                                                                22


PART 1 - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                            RUBIO'S RESTAURANTS, INC.
                           CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)


                                                                             September 24,   December 26,
                                                                                2000             1999
                                                                            -------------    ------------
                                                                             (Unaudited)       (See Note)
ASSETS
CURRENT ASSETS:
    Cash and cash equivalents                                                   $ 3,972          $ 3,459
    Short-term investments                                                        7,194            7,376
    Other receivables                                                             1,068              579
    Income taxes receivable                                                         215              215
    Inventory                                                                     1,702              618
    Prepaid expenses                                                                702              562
    Deferred income taxes                                                            72               50
                                                                                -------          -------
     Total current assets                                                        14,925           12,859

INVESTMENTS                                                                       1,801            8,544
PROPERTY - net                                                                   36,293           27,923
OTHER ASSETS                                                                        456              439
DEFERRED INCOME TAXES                                                               273              273
                                                                                -------          -------

TOTAL                                                                           $53,748          $50,038
                                                                                =======          =======

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
    Accounts payable                                                            $ 3,587          $ 3,235
    Accrued expenses and other liabilities                                        3,256            2,572
    Income taxes payable                                                            685                -
                                                                                -------          -------
     Total current liabilities                                                    7,528            5,807

DEFERRED RENT                                                                     1,391            1,109
                                                                                -------          -------
     Total liabilities                                                            8,919            6,916



COMMITMENTS AND CONTINGENCIES (NOTE 3)

STOCKHOLDERS' EQUITY:
    Preferred Stock, $.001 par value, 5,000,000 shares authorized,
       no shares issued or outstanding                                                -                -
    Common stock, $.001 par value, 75,000,000 shares authorized,
       8,885,213 issued and outstanding in 2000 and 8,871,775 issued
       and outstanding in 1999                                                        9                9
    Paid-in capital                                                              41,376           41,357
    Deferred compensation                                                           135               88
    Accumulated other comprehensive income                                           (6)              29
    Retained earnings                                                             3,315            1,639
                                                                                -------           ------
     Total stockholders' equity                                                  44,829           43,122
                                                                                -------           ------
TOTAL                                                                           $53,748          $50,038
                                                                                =======          =======


NOTE: The balance sheet for the period ended December 26, 1999 is derived from audited financial statements and is in accordance with accounting principles generally accepted in the United States of America. Entire footnotes for that audited period are not included in this report.

            See notes to consolidated financial statements-unaudited.

                            RUBIO'S RESTAURANTS, INC.
                 CONSOLIDATED STATEMENTS OF OPERATIONS-UNAUDITED
                      (In thousands, except per share data)


                                                       For the 13 Weeks Ended                 For the 39 Weeks Ended
                                                    -------------------------------        ------------------------------
                                                    September 24,      September 26,       September 24,     September 26,
                                                       2000               1999                2000              1999
                                                    ------------       ------------        ------------      ------------
SALES                                                $ 26,324           $ 19,729           $ 69,715           $ 50,434
COSTS AND EXPENSES:
   Cost of sales                                        7,892              5,866             20,597             14,829
   Restaurant labor, occupancy and other               13,443              9,353             35,721             24,719
   General and administrative expenses                  2,660              1,860              7,588              5,944
   Depreciation and amortization                        1,091                800              2,997              2,155
   Pre-opening expenses                                   177                276                556                538
                                                     --------           --------           --------           --------

OPERATING INCOME                                        1,061              1,574              2,256              2,249
OTHER INCOME (EXPENSE):
   Interest and investment income                         182                268                657                433
   Interest expense                                       (51)               (28)               (95)              (131)
   (Loss) gain on disposal/sale of property               (17)                 3                (26)                (2)
                                                     --------           --------           --------           --------
        Other income - net                                114                243                536                300
                                                     --------           --------           --------           --------

INCOME BEFORE INCOME TAXES                              1,175              1,817              2,792              2,549
INCOME TAX EXPENSE                                       (468)              (727)            (1,116)            (1,020)
                                                     --------           --------           --------           --------

NET INCOME                                           $    707           $  1,090           $  1,676           $  1,529
                                                     ========           ========           ========           ========

HISTORIC NET INCOME ATTRIBUTABLE TO
COMMON STOCKHOLDERS:
   Basic                                             $    707           $  1,090           $  1,676           $  1,391
                                                     ========           ========           ========           ========

   Diluted                                           $    707           $  1,090           $  1,676           $  1,529
                                                     ========           ========           ========           ========

HISTORIC NET INCOME PER SHARE:

   Basic                                             $   0.08           $   0.12           $   0.19           $   0.30
                                                     ========           ========           ========           ========

   Diluted                                           $   0.08           $   0.12           $   0.19           $   0.20
                                                     ========           ========           ========           ========

HISTORIC SHARES USED IN CALCULATING HISTORIC
   NET INCOME PER SHARE:


   Basic                                                8,885              8,866              8,880              4,699
                                                     ========           ========           ========           ========

   Diluted                                              9,052              9,125              9,031              7,761
                                                     ========           ========           ========           ========


            See notes to consolidated financial statements-unaudited.

                            RUBIO'S RESTAURANTS, INC.
                 CONSOLIDATED STATEMENTS OF CASH FLOWS-UNAUDITED
                                 (In thousands)


                                                                           For the 39 weeks Ended
                                                                   --------------------------------------
                                                                   September 24, 2000  September 26, 1999
                                                                   ------------------  ------------------
OPERATING ACTIVITIES:
    Net income                                                           $  1,676           $  1,529
    Adjustments to reconcile net income to net cash
      provided by operating activities:
      Depreciation and amortization                                         2,997              2,155
      Deferred compensation                                                    47                 48
      Loss on disposal/sale of property                                        26                  2
      Changes in assets and liabilities:
        Other receivables                                                    (489)              (365)
        Inventory                                                          (1,084)              (156)
        Prepaid expenses                                                     (140)              (217)
        Other assets                                                          (17)               (98)
        Deferred income taxes                                                 (22)                28
        Accounts payable                                                      352                278
        Accrued expenses and other liabilities                                684                142
        Income taxes payable                                                  685                529
        Deferred rent                                                         282                222
                                                                         --------           --------
           Cash provided by operating activities                            4,997              4,097
                                                                         --------           --------
INVESTING ACTIVITIES:
    Proceeds from sale of property                                              -                 26
    Purchase of property                                                  (11,392)           (10,211)
    Purchases of investments                                              (18,229)           (85,522)
    Sales and maturities of investments                                    25,119             73,326
                                                                         --------           --------
           Cash used for investing activities                              (4,502)           (22,381)
                                                                         --------           --------
FINANCING ACTIVITIES:
    Proceeds from initial public offering                                       -             26,111
    Proceeds from line of credit borrowing                                      -              1,000
    Stock offering costs                                                       (2)            (2,872)
    Principal payments on long-term debt                                        -             (1,856)
    Payments under line of credit                                               -             (1,000)
    Proceeds from exercise of stock options                                    20                 47
                                                                         --------           --------
           Cash provided by financing activities                               18             21,430
                                                                         --------           --------

INCREASE IN CASH AND CASH EQUIVALENTS                                         513              3,146
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                            3,459                787
                                                                         --------           --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                               $  3,972           $  3,933
                                                                         ========           ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
    Cash paid for interest                                               $      -           $    162
                                                                         ========           ========
    Cash paid for income taxes                                           $    431           $    491
                                                                         ========           ========
SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND
FINANCING ACTIVITIES:
    Holding (losses)/gains on available-for-sale investments, before tax $    (58)          $     28
                                                                         ========           ========



            See notes to consolidated financial statements-unaudited.

                           RUBIO'S RESTAURANTS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED

1.       BASIS OF PRESENTATION

         The accompanying consolidated financial information has been prepared by Rubio's Restaurants, Inc. and its wholly-owned subsidiary (collectively, the "Company") without audit, in accordance with the instructions to Form 10-Q and therefore does not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in accordance with accounting principles generally accepted in the United States of America.

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

2. BALANCE SHEET DETAILS AS OF SEPTEMBER 24, 2000 AND DECEMBER 26, 1999, respectively: (in thousands)


                                                                          2000                  1999
                                                                        --------              --------
    PROPERTY - at cost:
       Building and leasehold improvements                              $ 23,050              $ 17,308
       Equipment and furniture                                            22,173                17,395
       Construction in process and related costs                           2,406                 1,586
                                                                        --------              --------
                                                                          47,629                36,289
       Less:  accumulated depreciation and amortization                  (11,336)               (8,366)
                                                                        --------              --------
    Total                                                               $ 36,293              $ 27,923
                                                                        ========              ========
    OTHER ASSETS:
       Long-term deposits                                               $    365              $    366
       Other                                                                  91                    73
                                                                        --------              --------
    Total                                                               $    456              $    439
                                                                        ========              ========
    ACCRUED EXPENSES AND OTHER LIABILITIES:
       Compensation                                                     $    947              $  1,161
       Sales taxes                                                         1,317                   499
       Vacation pay                                                          401                   300
       Unearned usage allowance                                              150                    95
       Other                                                                 441                   517
                                                                        --------              --------
    Total                                                               $  3,256              $  2,572
                                                                        ========              ========


3.       CREDIT FACILITIES

         REVOLVING LINE OF CREDIT - On August 15, 2000, the Company amended its existing $7,500,000 credit facility. The facility, which was to mature in May 2001,has been increased to $12,000,000 with a maturity date of July 2004. There have been no changes to the fee structure on borrowings or the unused portion of the facility. As of September 24, 2000, there were no borrowings against the facility, as amended.

                           RUBIO'S RESTAURANTS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED


4.       EARNINGS PER SHARE

         Reconciliation of basic and diluted earnings per share in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share" is as follows (in thousands, except per share data):


                                                                  13 Weeks Ended                     39 Weeks Ended
                                                          -------------------------------     ------------------------------
                                                          September 24,     September 26,     September 24,    September 26,
                                                              2000              1999              2000              1999
                                                          -------------     -------------     -------------    -------------
Numerator
 Basic:
    Net Income                                               $   707           $ 1,090           $ 1,676           $ 1,529
    Accretion on redeemable convertible preferred stock            -                 -                 -              (138)
                                                             -------           -------           -------           -------

        Net income attributable to common
        stockholders                                             707             1,090             1,676             1,391

Diluted:
   Reversal of accretion on redeemable convertible
   preferred stock                                                 -                 -                 -               138
                                                             -------           -------           -------           -------
       Net income attributable to common
       stockholders                                          $   707           $ 1,090           $ 1,676           $ 1,529
                                                             =======           =======           =======           =======

Denominator
 Basic:
      Weighted average common shares outstanding               8,885             8,866             8,880             4,699

Diluted:
Effect of dilutive securities:
     Common stock options                                        167               259               151               245
     Conversion of convertible preferred stock                     -                 -                 -             2,817

          Total weighted average common and potential        -------           -------           -------           -------
          common shares outstanding                            9,052             9,125             9,031             7,761
                                                             =======           =======           =======           =======

Earnings per share
      Basic                                                  $  0.08           $  0.12           $  0.19           $  0.30
                                                             =======           =======           =======           =======
      Diluted                                                $  0.08           $  0.12           $  0.19           $  0.20
                                                             =======           =======           =======           =======


                           RUBIO'S RESTAURANTS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED


5.       RECENT ACCOUNTING PRONOUNCEMENTS

         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. The new standard will become effective for the Company in the first quarter of the year ending December 30, 2001. Interim reporting of this standard will be required. At present, the Company does not hold any derivative instruments nor does it engage in hedging activities. The Company has not yet assessed the effect of this standard on our future reporting and disclosures.

         In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements," which summarizes the SEC's interpretation of applying accounting principles generally accepted in the United States of America to revenue recognition in the financial statements. SAB No. 101 was subsequently amended in June 2000 and became effective in the current quarter. Based on the Company's current revenue recognition policies, the adoption of SAB No. 101, as amended, has not had a material impact on the Company's consolidated financial position or the results of operations.

         In March 2000, the Financial Accounting Standards Board issued Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation - an Interpretation of APB No. 25" ("FIN No. 44"). FIN No. 44 clarifies the application of Accounting Principles Board ("APB") Opinion No. 25 for certain issues including: (a) the definition of employee for purposes of applying APB Opinion No. 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. FIN No. 44 took effect July 1, 2000. The adoption of FIN No. 44 has not had a material effect on the Company's consolidated financial position or the results of operations.

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

OVERVIEW

         We opened our first restaurant under the name "Rubio's, Home of the Fish Taco" in 1983 and grew steadily through 1994, at which time we operated 17 units. We increased the number of restaurant openings in recent years, from opening six new restaurants in 1995 to opening 31 in 1999. As of September 24, 2000, we have opened 25 new restaurants in the current year. In addition, in order to continue to expand into new markets, we are currently initiating a franchise program.

         As a result of our expansion, period to period comparisons of our financial results may not be meaningful. When a new unit opens, it will typically incur higher than normal levels of food and labor costs until new personnel gain experience. Hourly labor schedules are gradually adjusted downward during the first three months of a restaurant opening, in order to reach operating efficiencies similar to those at established units. In calculating comparable restaurant sales, we introduce a restaurant into our comparable restaurant base once it has been in operation for 15 calendar months.

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

         We use a 52- or 53-week fiscal year ending on the Sunday nearest December 31. The three-month periods ended September 24, 2000 and September 26, 1999 each consisted of 13 weeks. The nine-month periods ended September 24, 2000 and September 26, 1999 each consisted of 39 weeks.

RESULTS OF OPERATIONS

13 WEEKS ENDED SEPTEMBER 24, 2000 COMPARED TO THE 13 WEEKS ENDED SEPTEMBER 26, 1999

         Our operating results for the 13 weeks, expressed as a percentage of sales, were as follows:


                                                                    For 13 Weeks Ended
                                                           -----------------------------------
                                                            September 24,        September 26,
                                                                2000                 1999
                                                           --------------        -------------
Sales                                                          100.0%               100.0%
Costs and expenses:
         Cost of sales                                          30.0                 29.7
         Restaurant labor, occupancy and other                  51.1                 47.4
         General and administrative expenses                    10.1                  9.4
         Depreciation and amortization                           4.1                  4.1
         Pre-opening expenses                                    0.7                  1.4
                                                           ---------            ---------
Operating income                                                 4.0                  8.0
Other income - net                                               0.4                  1.2
                                                           ---------            ---------

Income before income taxes                                       4.4                  9.2
Income tax expense                                              (1.8)                (3.7)
                                                           ---------            ---------
Net income                                                       2.6%                 5.5%
                                                           =========            =========


         Results of operations reflect a full 13 weeks of operations for 107 restaurants and 71 restaurants for the periods ended September 24, 2000 and September 26, 1999, respectively. Results of operations also reflect a partial period of operations for 8 restaurants and 11 restaurants for the 13 weeks ended September 24, 2000 and September 26, 1999, respectively.

SALES. Sales increased $6.6 million, or 33.4%, to $26.3 million for the 13 weeks ended September 24, 2000 from $19.7 million for the 13 weeks ended September 26, 1999. This increase was principally due to the $1.8 million in sales generated by a full quarter of operations from the non-comparable 22 units opened in 1999, combined with the $4.8 million from the 25 units opened during 2000.

COST OF SALES. Cost of sales as a percentage of sales increased slightly to 30.0% in the 13 weeks ended September 24, 2000 from 29.7% in the 13 weeks ended September 26, 1999. This increase was primarily due to operating more units outside our Southern California base together with higher tortilla and produce prices in some out of state markets.

RESTAURANT LABOR, OCCUPANCY AND OTHER. Restaurant labor, occupancy and other increased as a percentage of sales to 51.1% for the 13 weeks ended September 24, 2000 from 47.4% in the 13 weeks ended September 26, 1999. The increase as a percentage of sales is primarily due to an increase in total direct labor of 1.4%. These labor increases were due to expected inefficiencies in the new stores, increasing mix of stores located in newer markets which have on average lower initial annual sales volumes than our mature markets and overall wage inflation. In addition, we experienced one-time training costs related to our new menu board and burrito enhancement rollout. The menu board rollout was completed in the third quarter of fiscal 2000. The other factor impacting costs this quarter was the increase in electricity costs in the San Diego area. In total, utility costs increased 0.7% as a percent of sales compared to the prior year quarter.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased to $2.7 million for the 13 weeks ended September 24, 2000 from $1.9 million for the 13 weeks ended September 26, 1999. The increase was primarily due to increases in recruiting, salaries and benefits related to the hiring and training of additional corporate employees and field management personnel as well as the building of a franchising infrastructure. General and administrative expenses increased as a percentage of sales to 10.1% in 2000 from 9.4% in 1999.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization increased to $1.1 million in the 13 weeks ended September 24, 2000 from $800,000 in the 13 weeks ended September 26, 1999. The increase was primarily due to the 25 new units opened during 2000, as well as the additional depreciation on the 19 new units opened during the third and fourth quarter of 1999. As a percentage of sales, depreciation and amortization was 4.1% in both 2000 and 1999.

PRE-OPENING EXPENSES. Pre-opening expenses decreased to $177,000 for the 13 weeks ended September 24, 2000 from $276,000 for the 13 weeks ended September 26, 1999, primarily due to the decrease in unit openings to 8 in the third quarter of 2000 compared to 11 in the third quarter of 1999. In addition, some of the openings last year were among the first in a new market, which normally require more extensive training and, therefore, higher pre-opening costs.

OTHER INCOME - NET. Other income - net decreased to $114,000 for the 13 weeks ended September 24, 2000 from $243,000 in other income - net in the 13 weeks ended September 26, 1999. Interest and investment income decreased to $182,000 for the 13 weeks ended September 24, 2000 from $268,000 in the 13 weeks ended September 26, 1999. The decrease is primarily due to a decrease in the cash available for investing after our initial public offering, which was completed in May 1999. Interest expense increased to $51,000 for the 13 weeks ended September 24, 2000 from $28,000 in the 13 weeks ended September 26, 1999. This increase is due to fully amortizing costs related to the $7,500,000 credit facility which was amended on August 15, 2000.

INCOME TAXES. The provision for income taxes in the 13 weeks ended September 24, 2000 and September 26, 1999, respectively, is based on the approximate annual effective tax rate applied to the respective quarter's pretax book income. The 40% tax rate applied in 2000 comprises the federal and state statutory rates based on the estimated annual effective rate for 2000.

RESULTS OF OPERATIONS

39 WEEKS ENDED SEPTEMBER 24, 2000 COMPARED TO THE 39 WEEKS ENDED SEPTEMBER 26, 1999

         Our operating results for the 39 weeks, expressed as a percentage of sales, were as follows:


                                                                 For 39 Weeks Ended
                                                           ---------------------------------
                                                           September 24,       September 26,
                                                               2000                 1999
                                                           -------------       -------------
Sales                                                          100.0%               100.0%
Costs and expenses:
         Cost of sales                                          29.5                 29.4
         Restaurant labor, occupancy and other                  51.2                 49.0
         General and administrative expenses                    10.9                 11.8
         Depreciation and amortization                           4.3                  4.3
         Pre-opening expenses                                    0.8                  1.1
                                                           ---------            ---------
Operating income                                                 3.3                  4.4
Other income - net                                               0.7                  0.6
                                                           ---------            ---------

Income before income taxes                                       4.0                  5.0
Income tax expense                                              (1.6)                (2.0)
                                                           ---------            ---------
Net income                                                       2.4%                 3.0%
                                                           =========            =========


         Results of operations reflect a full 39 weeks of operations for 90 restaurants and 59 restaurants for the periods ended September 24, 2000 and September 26, 1999, respectively. Results of operations also reflect a partial period of operations for 25 restaurants and 23 restaurants for the 39 weeks ended September 24, 2000 and September 26, 1999, respectively.

SALES. Sales increased $19.3 million, or 38.2%, to $69.7 million for the 39 weeks ended September 24, 2000 from $50.4 million for the 39 weeks ended September 26, 1999. This increase was principally due to the $10.8 million in sales generated by a full 39 weeks of operations from the non-comparable 22 units opened in 1999, combined with the $8.4 million from the 25 units opened during 2000. In addition, comparable unit sales increased by $0.1 million, or 0.5%.

COST OF SALES. Cost of sales as a percentage of sales increased slightly to 29.5% in the 39 weeks ended September 24, 2000 from 29.4% in the 39 weeks ended September 26, 1999. This increase is comprised of higher tortilla and produce costs in some markets outside our Southern California base offset by our increased purchasing power used to negotiate lower prices on items such as Pollock, chicken and oil.

RESTAURANT LABOR, OCCUPANCY AND OTHER. Restaurant labor, occupancy and other increased as a percentage of sales to 51.2% for the 39 weeks ended September 24, 2000 from 49.0% in the 39 weeks ended September 26, 1999. The increase as a percentage of sales is primarily due to an increase in total direct labor of 1.2%. These labor increases were due to inefficiencies in the new stores and to the increasing mix of stores located in newer markets which have on average lower initial annual sales volumes than our mature markets as well as wage inflation. In addition, we experienced one-time training costs related to our new menu board and burrito enhancement rollout. This rollout was completed in the third quarter of fiscal 2000. The other factor impacting costs in the current year was the increase in electricity expenses in the San Diego area which began toward the end of the second quarter.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased to $7.6 million for the 39 weeks ended September 24, 2000 from $5.9 million for the 39 weeks ended September 26, 1999. The increase was primarily due to increases in recruiting, salaries and benefits related to the hiring of additional corporate employees and field management personnel as well as other corporate level expenses required to support and manage unit expansion. In addition, we have incurred $247,000 in salaries and other expenses in the current year related to building our franchising infrastructure. General and administrative expenses decreased as a percentage of sales to 10.9% in 2000 from 11.8% in 1999 primarily due to our expanding revenue base.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization increased to $3.0 million in the 39 weeks ended September 24, 2000 from $2.2 million in the 39 weeks ended September 26, 1999. The $0.8 million increase was primarily due to the 25 new units opened during 2000, as well as additional depreciation on the 31 new units opened during 1999. As a percentage of sales, depreciation and amortization was 4.3% in both 2000 and 1999.

PRE-OPENING EXPENSES. Pre-opening expenses increased to $556,000 for the 39 weeks ended September 24, 2000 from $538,000 for the 39 weeks ended September 26, 1999 primarily due to the increase in unit openings to 25 in 2000 compared to 23 in 1999.

OTHER INCOME - NET. Other income - net increased to $536,000 for the 39 weeks ended September 24, 2000 from $300,000 in other income - net in the 39 weeks ended September 26, 1999. The increase is primarily due to realizing a full nine months of additional cash available for investing in fiscal 2000 after our initial public offering, which was completed in May 1999. Interest and investment income increased to $657,000 for the 39 weeks ended September 24, 2000 from $433,000 in the 39 weeks ended September 26, 1999. Interest expense declined to $95,000 for the 39 weeks ended September 24, 2000 from $131,000 in the 39 weeks ended September 26, 1999. This decrease is primarily due to the repayment of all long-term debt with the proceeds from our initial public offering.

INCOME TAXES. The provision for income taxes in the 39 weeks ended September 24, 2000 and September 26, 1999, respectively, is based on the approximate annual effective tax rate applied to the respective quarter's pretax book income. The 40% tax rate applied in 2000 comprises the federal and state statutory rates based on the estimated annual effective rate for 2000.

INFLATION

         Components of our operations subject to inflation include food, beverage, lease and labor costs. Our leases require us to pay taxes, maintenance, repairs, insurance and utilities, all of which are subject to inflationary increases. We believe that labor inflation has had an impact on our results of operations recently but has been somewhat mitigated by price increases taken in recent years.

LIQUIDITY AND CAPITAL RESOURCES

         We have funded our capital requirements in recent years through cash flow from operations, private placements of preferred stock, bank debt, and the public sale of equity securities.

         We generated $5.0 million in cash flow from operating activities for the 39 weeks ended September 24, 2000 compared to $4.1 million for the 39 weeks ended September 26, 1999.

         Net cash used for investing activities was $4.5 million for the 39 weeks ended September 24, 2000 compared to net cash used for investing activities of $22.4 million for the 39 weeks ended September 26, 1999.

         Net cash provided by financing activities was $18,000 in the 39 weeks ended September 24, 2000, which primarily consisted of the exercise of stock options compared to a net cash provided of $21.4 million for the 39 weeks ended September 26, 1999, which primarily consisted of the proceeds from our initial public offering. In addition, we have a $12.0 million line of credit agreement with a financial institution. As of September 24, 2000, there were no borrowings against the line of credit.

         Our principal uses of cash in 2000 were the development and opening of new restaurants. We incurred $11.4 million in capital expenditures during the 39 weeks ended September 24, 2000, of which $9.9 million was for new unit openings and $0.7 million was for maintenance expenditures on existing locations and $0.8 million for corporate expenditures. During the 39 weeks ended September 26, 1999, we incurred $10.2 million in capital expenditures, of which $8.8 million was for new unit openings, $0.7 million was for existing locations and $0.7 million was for corporate expenditures and point-of-sale register replacements.

         We believe that the proceeds from the initial public offering completed in May 1999 together with anticipated cash flow from operations and funds anticipated to be available from a credit facility will be sufficient to satisfy our working capital requirements for at least the next 12 months. We plan to incur substantial costs over the near term in connection with our expansion program. Changes in our operating plans, amendments to our expansion plans, lower than anticipated sales, increased expenses, potential acquisitions or other events may cause us to seek additional financing sooner than anticipated. Additional financing may not be available on acceptable terms, or at all. Failure to obtain additional financing as needed could have a material adverse effect on our business and results of operations.

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

         In addition to seasonality, our quarterly and annual operating results and comparable unit sales may fluctuate significantly as a result of a variety of factors, including:

        - labor costs for our hourly and management personnel, including increases in federal or state minimum wage requirements;
        - fluctuations in food costs, particularly the cost of chicken, beef, fish, cheese and produce;
        -   utility cost increases;
        -   the timing of new restaurant openings and related expenses;
        -   the amount of sales contributed by new and existing restaurants;
        - our ability to achieve and sustain profitability on a quarterly or annual basis;
        -   consumer confidence;
        -   changes in consumer preferences;
        - the level of competition from existing or new competitors in the quick-service restaurant industry;
        - factors associated with closing a unit, including payment of the base rent for the balance of the lease term;
        -   impact of weather on revenues and costs of food and
        -   general economic conditions.

         Accordingly, results for any one quarter or for any year are not necessarily indicative of results to be expected for any other quarter or for any year. Comparable unit sales for any particular future period may decrease.

         IF WE ARE NOT ABLE TO SUCCESSFULLY PURSUE OUR EXPANSION STRATEGY, OUR BUSINESS AND RESULTS OF OPERATIONS MAY BE ADVERSELY IMPACTED.

         We intend to continue to pursue an expansion strategy. Since 1996, and as of September 24, 2000, we have opened a total of 84 restaurants; 16 restaurants in San Diego county, 33 restaurants in greater Los Angeles, which includes Los Angeles, Orange, San Bernardino, Ventura and Riverside counties, 13 restaurants in Phoenix/Tucson, Arizona, five restaurants in Las Vegas, Nevada, seven restaurants in Denver, Colorado, six restaurants in Salt Lake City, Utah and four in the Sacramento, California area. We plan to open a total of 36 restaurants in fiscal 2000, 25 of which have been opened to date. Fifteen of the 36 planned fiscal 2000 openings are outside Southern California. Our ability to successfully achieve our expansion strategy will depend on a variety of factors, many of which are beyond our control.

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

         OUR RESOURCES MAY BE STRAINED IN IMPLEMENTING OUR BUSINESS STRATEGY.

         Our expansion strategy places a strain on our management, financial and other resources. To manage our growth effectively, we must maintain the level of quality and service at our existing and future restaurants. We must also continue to enhance our operational, financial and management systems and locate, hire, train and retain experienced and dedicated operating personnel, particularly managers. We may not be able to effectively manage any one or more of these or other aspects of our expansion. Failure to do so could have a material adverse effect on our business and results of operations.

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

         We may not be successful in addressing these risks. We also may not be able to open our planned new operations on a timely basis, or at all, in these new areas. Delays in opening or failure to open planned new restaurants outside the Southwest could have a material adverse effect on our business and results of operations. We currently anticipate that our new restaurants will take several months to reach planned operating levels due to inefficiencies typically associated with expanding into new regions, such as lack of market awareness, acceptance of our restaurant concept and inability to hire sufficient staff.

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

         A substantial number of our employees are subject to various minimum wage requirements. Many of our employees work in restaurants located in California and receive salaries equal to or slightly greater than the California minimum wage. Effective March 1, 1998, the minimum wage in California increased to $5.75 per hour from $5.15. Effective January 1, 2001, the minimum wage rate will be increased from $5.75 to $6.25 in California. In addition, another $0.50 minimum wage increase in California has been passed for January 1, 2002. Similar proposals may come before legislators or voters in other jurisdictions in which we operate or seek to operate. Such minimum wage increases could have a material adverse effect on our business and results of operations.

         Our results may be adversely affected due to other labor related cost increases beyond our control. For example, workers' compensation rates have increased in California. In addition, we may be exposed to higher health costs due to changes in the insurance industry and our expanding labor base.

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

         As of September 24, 2000 all but 13 of our existing restaurants are located in the southwest region of the United States. Accordingly, we are susceptible to fluctuations in our business caused by adverse economic or other conditions in this region, including natural or other disasters. Our significant investment in, and long-term commitment to, each of our units limits our ability to respond quickly or effectively to changes in local competitive conditions or other changes that could affect our operations. In addition, some of our competitors have many more units than we do. Consequently, adverse economic or other conditions in a region, a decline in the profitability of several existing units or the introduction of several unsuccessful new units in a geographic area could have a more significant effect on our results of operations than would be the case for a company with a larger number of restaurants or with more geographically dispersed restaurants.

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

         THE INTERESTS OF OUR CONTROLLING STOCKHOLDERS MAY CONFLICT WITH YOUR INTERESTS.

         As of September 24, 2000, the executive officers, directors and entities affiliated with them, in the aggregate, beneficially own approximately 36.6% of our outstanding common stock. These stockholders are able to exercise control over all matters requiring approval by our stockholders, including the election of directors and approval of significant corporate transactions. This concentration of ownership may also have the effect of delaying or preventing a change in control of our company.

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

         In addition, we have a $12.0 million line of credit agreement with a financial institution. Interest on the line is calculated on either a bank reference rate plus 1.00% - 2.00% or on an adjusted LIBOR plus 2.50% - 3.50% per annum based on computed leverage ratio. However, there currently is no outstanding balance under this agreement. Should we draw on this line in the future, changes in interest rates would affect the interest expense on these loans and, therefore, impact our cash flows and results of operations.

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

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         Not applicable

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         (a) Not applicable

         (b) Not applicable

         (c) Not applicable

         (d) We currently have approximately $8.9 million remaining from our initial public offering in May 1999. The use of proceeds for this reporting period has conformed with our intended use outlined in the prospectus.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         Not applicable

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

ITEM 5.  OTHER INFORMATION

         Not applicable

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         a)   3.1    (1)   Amended and Restated Certificate of Incorporation

              3.2    (1)   Restated Bylaws

             10.1 Second Amendment to the Credit Agreement between us and Fleet National Bank dated August 15, 2000.

             27.1          Financial Data Schedule
            -------------------------------------------------------------------
                     (1) Filed as an exhibit to Registrant's Registration Statement on Form S-1, and incorporated herein by reference.

         b) Reports on Form 8-K:
                           No reports on Form 8-K were filed by the Registrant during the 13 weeks ended September 24, 2000.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto dully authorized.



Dated: November 6, 2000           RUBIO'S RESTAURANTS, INC.


                                  /s/ Joseph N. Stein
                                  ---------------------------------------------
                                  Joseph N. Stein
                                  Chief Strategic and Financial Officer
                                  (Principal Financial and Accounting Officer)