Form 10-K
period 2000-12-31
RUBIOS RESTAURANTS INC
filed 2001-04-02
CIK 1082423

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

   [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                    ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

The aggregate market value of the voting stock held by non-affiliates of the registrant as of February 28, 2001 was approximately $24,607,510. This amount excludes 2,955,736 shares of the registrant's common stock held by the executive officers, directors and affiliated parties at February 28, 2001. Exclusion of such shares should not be construed to indicate that any such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant or that such person is controlled by or under common control with the registrant.

As of February 28, 2001, there were 8,921,193 shares of the registrant's common stock, par value $0.001 per share, outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

PART III incorporates information by reference from our definitive proxy statement for the 2001 annual meeting of stockholders to be held on June 8, 2001.

Certain exhibits filed with our prior registration statements and Forms 10-K, 8-K and 10-Q are incorporated by reference into PART IV of this report.

                            RUBIO'S RESTAURANTS, INC.

                                TABLE OF CONTENTS


                                                                                                            Page
                                                                                                            ----
PART I

Item 1.           Business                                                                                     4

Item 2.           Properties                                                                                  20

Item 3.           Legal Proceedings                                                                           20

Item 4.           Submission of Matters to a Vote of Security Holders                                         20

PART II

Item 5.           Market for Registrant's Common Equity and Related
                  Stockholders Matters                                                                        21

Item 6.           Selected Financial Data                                                                     21
Item 7.           Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                                                         23

Item 7A.          Quantitative and Qualitative Disclosure About Market Risk                                   29

Item 8.           Financial Statements and Supplementary Data                                                 30

Item 9.           Changes in and Disagreements With Accountants on
                  Accounting and Financial Disclosure                                                         30

PART III

Item 10.          Directors and Executive Officers of the Registrant                                          30

Item 11.          Executive Compensation                                                                      30

Item 12.          Security Ownership of Certain Beneficial Owners
                  and Management                                                                              30

Item 13.          Certain Relationships and Related Transactions                                              30

PART IV

Item 14.          Exhibits and Financial Statement Schedules                                                  30

                  Signatures                                                                                  32


         This annual report on Form 10-K may contain projections, estimates and other forward-looking statements that involve a number of risks and uncertainties, including but not limited to, those discussed under "Risk Factors" under Item 1 below. While this outlook represents our current judgment on the future direction of the business, such risks and uncertainties could cause actual results to differ materially from any future performance suggested below. We undertake no obligation to release publicly the results of any revisions to these forward-looking statements to reflect events or circumstances arising after the date of this annual report.

         We have registered trademarks and service marks including "Rubio's," "Rubio's Baja Grill, Home of the Fish Taco," "Home of the Fish Taco," "HealthMex" and "Pesky" with the United States Patents and Trademark Office.

PART I.

Item 1.     BUSINESS

         As of February 28, 2001, we own and operate 128 high-quality, quick-service Mexican restaurants that offer traditional Mexican cuisine combined with fresh seafood indicative of the Baja region of Mexico. We were incorporated in California in 1985 and re-incorporated in Delaware in October 1997. We have a wholly-owned subsidiary, Rubio's Restaurants of Nevada, Inc., which was incorporated in Nevada in 1997. Our restaurants are located in California, Arizona, Nevada, Colorado and Utah.

RUBIO'S BAJA GRILL CONCEPT

         The Rubio's Baja Grill concept successfully evolved from the original "Rubio's, Home of the Fish Taco" concept, which our co-founder Ralph Rubio first developed following his college spring break trips to the Baja peninsula of Mexico in the mid-1970s. Ralph opened the first Rubio's restaurant with his father, Rafael, over 18 years ago in the Mission Bay area of San Diego. Building on the success of our original "fish taco" concept, we later expanded our menu offerings and upgraded our store layout to appeal to a broader customer base. We believe the "Rubio's Baja Grill" concept is uniquely positioned between the quick-service and casual dining segments of the restaurant industry. The critical elements of our market positioning are as follows:

         - DISTINCTIVE, FRESH, HIGH-QUALITY FOOD. We seek to differentiate ourselves from other quick-service and fast food Mexican restaurants by offering high-quality products made-to-order using authentic regional Baja Mexican recipes. We have experienced a high degree of success to date developing distinctive and flavorful offerings that generate strong customer loyalty and are often described as "craveable". Our signature items include our Baja-style fish tacos as well as limited time promotions such as our lobster burrito, crab and shrimp enchilada and tequila shrimp burrito. Our menu is served at both lunch and dinner. It features a variety of other freshly prepared items, including tacos and burritos made with chargrilled chicken, steak, shrimp, as well as grilled quesadillas. Freshly prepared salsas are offered at our complimentary salsa bar. Our menu also includes reduced fat "Healthmex" offerings and "Kid Pesky" meals designed for children.

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

         - EXCELLENT DINING VALUE. Our restaurants offer guests high-quality food typically associated with sit-down, casual dining restaurants at prices generally lower than those at casual dining restaurants. In addition to favorable prices, we offer the convenience and rapid delivery of a traditional quick-service format. We provide guests a clean and comfortable environment in which to enjoy their meal on site. We also offer guests the convenience of take-out service. We believe the strong value we deliver to our customers is critical to building strong repeat business and customer loyalty.

OUR BUSINESS STRATEGIES

         Our business objective is to become the leading high-quality, quick-service Mexican restaurant brand nationwide. In order to achieve our business objective, we have developed the following strategies:

         - CREATE A DISTINCTIVE CONCEPT AND BRAND. Our restaurants provide guests with a distinctive dining experience, which, we believe, helps promote frequent visiting patterns and strong customer loyalty. We continue to focus on several key initiatives designed to enhance the performance of our existing restaurants and strengthen our brand identity. These initiatives include developing and expanding proprietary menu offerings such as the Baja-style fish taco, lobster burrito and "Baja Bowl," a flavorful combination of chargrilled steak or chicken served over rice and beans with fresh tomatoes, onions and cilantro. In addition, we focus on securing high-visibility, high-traffic store locations and promoting the awareness of our brand through comprehensive regional and local media campaigns. We experienced comparable store sales increases of 0.6% in 2000, 6.0% in 1999 and 10.4% in 1998.

         - ACHIEVE ATTRACTIVE RESTAURANT-LEVEL ECONOMICS. We believe that we have been able to achieve attractive operating results in our core markets due to the appeal of our concept, careful site selection and cost-effective development, consistent application of our management and training programs and favorable product costs. We utilize centralized information and accounting systems, which allow our management to monitor and control labor, food and other direct operating expenses, and provide them with timely access to financial and operating data. We believe we achieve a lower-than-average product cost compared to our competitors, due to the popularity of our fish items versus high-cost items such as chicken and steak. We also believe that our culture and emphasis on training leads to a lower employee turnover ratio, and therefore higher productivity, compared to industry averages.

         - EXECUTE DISCIPLINED EXPANSION STRATEGY. We believe that our restaurant concept has significant opportunities for expansion and that a growth strategy balancing company owned unit growth with franchise unit growth will allow us to grow the brand in a high quality manner. Our current expansion plan calls for us to open approximately 18 company owned restaurants and our franchisees to open two restaurants in fiscal 2001. Through our rigorous site selection process and criteria developed by our real estate committee, we principally target high-traffic, high-visibility locations in urban and suburban markets with medium to high family income levels.

         - FOCUS ON BUILDING SALES AT EXISTING RESTAURANTS. We believe that the Company has an opportunity to improve earnings by increasing sales at restaurants that are already open, especially in our newer markets. We will conduct marketing research to understand our markets and guests and to refine our marketing tactics. We plan to expand the role of our outside advertising agency and our internal marketing department to find new ways to build frequency in our restaurants.

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

                                 UNIT ECONOMICS

         In 2000, the 90 units open the entire year generated on a per unit basis average sales of $896,000, average operating income of $130,000, or 14.5% of sales, and average cash flow of $166,000, or 18.6% of sales. Comparable restaurant sales increased 0.6% in 2000, following a 6.0% increase in 1999 and a 10.4% increase in 1998.

         We currently have 35 units open outside of California. As of year-end 2000, 22 of these units have over 12 months of operating results. In 2000, the 22 units open outside of California for more than 12 months generated average sales of $733,000, average operating income of $36,000, or 4.9% of sales, and average cash flow of $75,000 or 10.3% of sales.

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

         Historically, the size of our restaurants has generally ranged from 1,800 to 3,600 square feet, excluding our smaller, food court locations. We expect the size of our future sites to range from 2,000 to 2,400 square feet. We intend to continue to develop restaurants that will require, on average, a total cash investment of approximately $380,000 to $450,000, excluding pre-opening expenses between $19,000 and $25,000 per unit.

EXISTING AND PROPOSED LOCATIONS

         The following table sets forth information about our existing and proposed units. As of February 28, 2001, we operate 50 restaurants in greater Los Angeles, which includes Los Angeles, Orange, San Bernardino, Ventura and Riverside counties, 37 restaurants in San Diego county, 15 restaurants in Phoenix/Tucson, Arizona, nine restaurants in Denver, Colorado, six restaurants in Salt Lake City, Utah, five restaurants in Las Vegas, Nevada, four in the Sacramento, California area and two in the San Francisco, California area. In addition, we license our concept to other restaurant operators for three non-traditional locations at Qualcomm Stadium, the San Diego International Airport food court and the Del Mar Thoroughbred Club. Six of the 18 units we plan to open in the balance of 2001 are under construction. We have signed leases for all 18 units scheduled to open in 2001 and 8 signed leases for 2002 openings. The majority of our units are in high-traffic retail centers, and are not stand-alone units.


                                                                        Under                         Lease
Locations                                   Opened                   Construction                     Stores
---------                                   ------                   ------------                     ------
Los Angeles Area                                50                        1                             12
San Diego Area                                  37                        -                              1
Phoenix/Tucson Area                             15                        2                              3
Denver Area                                      9                        -                              -
Salt Lake City Area                              6                        -                              -
Las Vegas Area                                   5                        -                              -
Sacramento Area                                  4                        1                              1
San Francisco Area                               2                        2                              1
                                               ---                        -                             --
Totals                                         128                        6                             18
                                               ===                        =                             ==


EXPANSION AND SITE SELECTION

         We currently plan to open 18 units during 2001, two of which have opened as of February 28, 2001, and approximately 8 units in 2002. Leases for the eight units to be opened in 2002 have been signed. We opened our first unit outside of California in Phoenix, Arizona in April 1997. We currently operate a total of 35 units outside of California, including 15 in Arizona, nine in Denver, six in Utah and five in Las Vegas.

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

         We believe that the quality of our site selection criteria is critical to our continuing success. Therefore, our senior management team is actively involved in the selection of each new market and specific site, personally visiting all new markets and visiting most sites or conducting a video site tour prior to granting final approval. Each new market and site must be approved by our Real Estate Acquisition Committee, which consists of members of senior management. This process allows us to analyze each potential location taking into account its effect on all aspects of our business.

         In connection with our strategy to expand into selected markets, we initiated a franchising program in 2000. This franchising strategy requires us to devote management and financial resources to build the operational infrastructure needed to support the franchise of our restaurants. Once fully implemented, the franchising program will earn revenue as follows: 1) area development fees, 2) new store opening fees and 3) royalties. All fees received from franchised operations are included in revenue as earned. Area development fees are recognized as revenue on the occurrence of certain deliverables: 1) 50% at the time an initial comprehensive analysis of the entire market is delivered to the franchisee and 2) 50% ratably recognized as an updated analysis per restaurant site is delivered. New store opening fees are recognized as revenue in the month a franchisee location opens. Royalties from franchised restaurants are recorded in revenue as earned. Our franchising program is typically expected to involve, on average, initial cash investments of approximately $12,000 to $37,000 compared to initial cash investments, on average, of approximately $380,000 to $450,000, excluding pre-opening expenses for unit expansion strategies where company-owned units are developed and leased. As of February 28, 2001, we have two signed franchisee agreements. One agreement represents a commitment to open 8 units. The other agreement represents a commitment to open 6 units. In conjunction with these signed agreements, we received $140,000 in area development fees, of which $40,000 was recognized as income in 2000. We also incurred $346,000 of expense related to franchising in fiscal year 2000. None of these committed units are open as of February 28, 2001.

MENU

         Our menu features made-to-order burritos, soft-shell tacos, and quesadillas made with marinated, chargrilled chicken breast and lean steak, as well as seafood indicative of the Baja region of Mexico, such as chargrilled mahi mahi, sauteed shrimp and our signature Baja-Style fish taco. Side items including our chips, beans and rice are all made fresh daily. Other ingredients, such as our fresh, handmade guacamole, shredded natural cheeses and our zesty chipolte sauce, also contribute to our quality image and distinctive flavor profiles. We also offer a self-serve salsa bar where guests can choose from three different salsas made fresh every day at each restaurant. Our prices range from $1.89 for a Baja-style fish taco to $6.29 for a Lobster Combo, which includes a lobster burrito, fish taco, chips and beans. Most units also offer a selection of imported Mexican and domestic beers.

           To provide added variety, from time to time we introduce limited time offerings such as our lobster burrito, tequila shrimp burrito, shrimp and crab enchiladas and Baja Bowls. Some of these items have been permanently added to the menu, such as the Baja Bowl. Other items, such as the lobster burrito, are offered seasonally due to limited availability.

           Substantially all of our units include a HealthMex section on their menu and Kid Pesky meals designed for children. Our HealthMex items are designed to have less than 20% of their calories from fat, and include a chargrilled mahi mahi taco or a chargrilled chicken burrito served on a whole wheat tortilla.

           The Kid Pesky meals consist of a choice of a fish taco, chicken taquitos, quesadilla or a bean burrito, along with a side dish, drink, churro dessert and toy surprise.

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

MARKETING

           We use broadcast advertising as a marketing tool to increase our brand awareness, attract new guests and build customer loyalty. Our advertising is designed to portray ourselves as a high-quality, quick-service Mexican food restaurant and to promote special offers to increase sales. Examples of these offers include limited-time-only product introductions, such as our lobster burrito or tequila shrimp burrito, as well as price promotions, such as our 99-cent fish taco special. Media used for these promotions include television, radio, coupons and in-store merchandising materials. We believe word-of-mouth advertising is also a key component in attracting new guests.

           As part of our expansion strategy, we select target markets which we believe will support multiple units and the efficient use of broadcast advertising. Upon entry into each new market, we also hire local public relations firms to help establish brand awareness for our restaurants as we build toward media efficiency. In 2000, we spent approximately $3.2 million on marketing. We expect our marketing expenditures to increase as we add new restaurants and expand into new markets.

OPERATIONS

         UNIT MANAGEMENT AND EMPLOYEES

         Our typical restaurant employs one general manager, one to two assistant managers and 18 to 22 hourly employees, approximately 60% of which are full-time employees and approximately 40% of which are part-time employees. The general manager is responsible for the day-to-day operations of the restaurant, including food quality, service, staffing and purchasing. We seek to hire experienced general managers and staff and to motivate and retain them by providing opportunities for increased responsibilities and advancement, as well as performance-based cash incentives. These performance incentives are tied to sales, profitability and qualitative measures such as mystery shoppers, who anonymously evaluate individual restaurants. We also grant general managers options to purchase shares of our common stock when hired or promoted. All employees working more than 30 hours per week are eligible for health benefits and employees over 18 years of age and working more than 20 hours per week are eligible to participate in our 401(k) plan.

         We currently employ 19 district managers, each of whom reports to a regional manager. These district managers direct unit management in all phases of restaurant operations, as well as assist in opening new units. We also grant district and regional managers options to purchase shares of our common stock when hired or promoted.

         TRAINING

         We strive to maintain quality and consistency in each of our units through the careful training and supervision of personnel and the establishment of, and adherence to, high standards relating to personnel performance, food and beverage preparation and maintenance of facilities. We have implemented a training program that is designed to teach new managers the technical and supervisor skills necessary to direct the operations of our restaurants in a professional and profitable manner. Each manager must successfully complete a five-week training course, which includes hands-on experience in both the kitchen and dining areas. We have also prepared operations manuals and videotapes relating to food and beverage handling, preparation and service. In addition, we maintain a continuing education program to provide our unit managers with ongoing training and support. We strive to maintain a team-oriented atmosphere and instill enthusiasm and dedication in our employees. We regularly solicit employee suggestions concerning the improvement of our operations in order to be responsive to both them and our guests.

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

         HOURS OF OPERATION

         Our units are generally open Sunday through Thursday from 10:30 a.m. until 10:00 p.m., and on Friday and Saturday from 10:30 a.m. to 11:00 p.m.

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

PURCHASING

         The Company strives to obtain consistently high-quality ingredients at competitive prices from reliable sources. To attain operating efficiencies and to provide fresh ingredients for our food products while obtaining the lowest possible ingredient prices for the required quality, purchasing employees at the corporate office control the purchasing of food items through buying from a variety of national, regional and local suppliers at negotiated prices. Most food, produce and other products are shipped from a central distributor directly to the units two to four times per week. Tortillas are delivered daily from local suppliers in most of our units to ensure product freshness. We do not maintain a central food product warehouse or commissary. We do however, maintain some products in third party warehouses for certain seafood items. As is typical in this industry, we do not have any long-term contracts with our food suppliers. We do have some contracts ranging from six to 15 months for pollock, chicken and some beef. We have not experienced significant delays in receiving our food and beverage inventories, restaurant supplies or equipment.

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

TRADEMARKS

         We have registered trademarks and service marks including "Rubio's," "Rubio's Baja Grill, Home of the Fish Taco," "Home of the Fish Taco," "HealthMex" and "Pesky" with the United States Patents and Trademark Office. We believe that the trademarks, service marks and other proprietary rights have significant value and are important to the marketing of our restaurant concept.

EMPLOYEES

         As of February 28, 2001, we had approximately 2,656 employees. The total employee count is approximately comprised of: 2,314 hourly employees, 278 restaurant managers, 19 district and regional managers, and 45 employees located at the corporate headquarters. Approximately 60%, or 1,388 hourly employees are considered to be full-time and approximately 40%, or 926 hourly employees are considered to be part-time.

GOVERNMENT REGULATION

         Our restaurants are subject to licensing and regulation by state and local health, sanitation, safety, fire and other authorities, including licensing and regulation requirements for the sale of alcoholic beverages and food. To date, we have not experienced an inability to obtain or maintain any necessary licenses, permits or approvals, including restaurant, alcoholic beverage and retail licensing. In addition, the development and construction of additional units are also subject to compliance with applicable zoning, land use and environmental regulations.

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

         OUR PLANNED EXPANSION INTO NEW GEOGRAPHIC AREAS INVOLVES A NUMBER OF RISKS WHICH COULD DELAY OR PREVENT THE OPENING OF PLANNED NEW RESTAURANTS.

         Almost all of our current restaurants are located in the southwest region of the United States. Our planned expansion into geographic areas outside the Southwest involves a number of risks, including:

         - lack of market awareness or acceptance of our restaurant concept in new geographic areas;
         - uncertainties related to local demographics, tastes and preferences;
         - local custom, wages, costs and other legal and economic conditions particular to new regions;
         - the need to develop relationships with local distributors and suppliers for fresh produce, fresh tortillas and other ingredients; and
         - potential difficulties related to management of operations located in a number of broadly dispersed locations.

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

         IF WE ARE NOT ABLE TO SUCCESSFULLY PURSUE OUR EXPANSION STRATEGY, OUR BUSINESS AND RESULTS OF OPERATIONS MAY BE ADVERSELY IMPACTED.

         We intend to continue to pursue an expansion strategy. Since 1996, and as of February 28, 2001, we have opened 97 restaurants, 38 restaurants in greater Los Angeles, California which includes Los Angeles, Orange, San Bernardino, Ventura and Riverside counties, 18 restaurants in San Diego county, 15 restaurants in Phoenix/Tucson, Arizona, nine restaurants in Denver, Colorado, six restaurants in Salt Lake City, Utah, five restaurants in Las Vegas, Nevada, four in the Sacramento, California area and two in the San Francisco, California area. We currently plan to open approximately 18 restaurants in 2001, two of which have been opened as of February 28, 2001. Ten of the 18 planned 2001 openings are outside Southern California. We currently plan to open approximately 8 restaurants in 2002. Our ability to successfully achieve our expansion strategy will depend on a variety of factors, many of which are beyond our control.

These factors include:

         -        our ability to operate our restaurants profitably;
         - our ability to respond effectively to the intense competition in the quick-service restaurant industry;
         - our ability to locate suitable restaurant sites or negotiate acceptable lease terms;
         - our ability to obtain required local, state and federal governmental approvals and permits related to construction of the sites, food and alcoholic beverages;
         - our dependence on contractors to construct new restaurants in a timely manner;
         - our ability to attract, train and retain qualified and experienced restaurant personnel and management;
         - our need for additional capital and our ability to obtain such capital on favorable terms or at all; and
         -        general economic conditions.

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

         WE HAVE RECENTLY INITIATED A FRANCHISE STRATEGY. WE MAY BE UNSUCCESSFUL IN FULLY EXECUTING THIS PROGRAM.

         We started a franchise program by entering into an agreement with a franchisee in late October 2000. We had a total of two franchise agreements signed as of December 31, 2000. These agreements represent commitments to open 14 units. In conjunction with these signings, we received $140,000 in franchise fees and were able to recognize $40,000 of that as income in 2000. We also incurred $346,000 of expense related to franchising in fiscal year 2000. As of February 28, 2001 no franchisee restaurants are open. Our inability to successfully execute our franchising program could adversely affect our business and results of operations. The opening and success of franchised restaurants is dependent on a number of factors, including availability of suitable sites, negotiations of acceptable lease or purchase terms for new locations, permitting and government regulatory compliance and the ability to meet construction schedules. The franchisees may not have all these business abilities or access to financial resources necessary to open our restaurants or to successfully develop or operate our restaurants in their franchise areas in a manner consistent with our standards.

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

         WE MAY BE UNABLE TO FUND OUR SUBSTANTIAL WORKING CAPITAL REQUIREMENTS AND MAY NEED ADDITIONAL FUNDING SOONER THAN WE ANTICIPATE.

         We believe that the proceeds from the initial public offering completed in May 1999, together with anticipated cash flow from operations and funds anticipated to be available from a credit facility will be sufficient to satisfy our working capital requirements for at least the next 12 months. We plan to incur substantial costs over the near-term in connection with our expansion plans. We may need to seek additional financing sooner than we anticipate as a result of the following factors:

         -        changes in our operating plans;
         -        changes in our expansion plans;
         -        lower than anticipated sales of our menu offerings;
         -        increased food and/or labor costs; and
         -        potential acquisitions.

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

         IF WE ARE NOT ABLE TO ANTICIPATE AND REACT TO INCREASES IN OUR FOOD AND LABOR COSTS, OUR PROFITABILITY COULD BE ADVERSELY AFFECTED.

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

         A substantial number of our employees are subject to various minimum wage requirements. Many of our employees work in restaurants located in California and receive salaries equal to or slightly greater than the California minimum wage. On January 1, 2001, the California minimum wage was increased to $6.25 per hour from $5.75. On January 1, 2002, the California minimum wage will increase from $6.25 to $6.75 per hour. Similar proposals may come before legislators or voters in other jurisdictions in which we operate or seek to operate. Such minimum wage increases could have a material adverse effect on our business and results of operations.

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

         The performance of individual units may also be affected by factors such as traffic patterns, demographic considerations and the type, number and proximity of competing restaurants. In addition, factors such as inflation, utility costs, increased food, labor and employee benefit costs and the availability of experienced management and hourly employees may also adversely affect the restaurant industry in general and our units in particular.

         OUR FAILURE OR INABILITY TO ENFORCE OUR TRADEMARKS AND TRADE NAMES COULD ADVERSELY AFFECT OUR EFFORTS TO ESTABLISH BRAND EQUITY.

         Our ability to successfully expand our concept will depend on our ability to establish and maintain "brand equity" through the use of our trademarks, service marks, trade dress and other proprietary intellectual property, including our name and logos. We currently hold four trademarks and have seven service marks relating to our brand. Some or all of the rights in our intellectual property may not be enforceable, even if registered, against any prior users of similar intellectual property or our competitors who seek to utilize similar intellectual property in areas where we operate or intend to conduct operations. If we fail to enforce any of our intellectual property rights, we may be unable to capitalize on our efforts to establish brand equity. It is also possible that we will encounter claims from prior users of similar intellectual property in areas where we operate or intend to conduct operations. Claims from prior users could limit our operations and possibly cause us to incur costs through the payment of damages, licensing fees to a prior user or registrant of similar intellectual property, or attorney's fees or other legal costs as well.

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

         As of February 28, 2001 all but 15 of our existing restaurants are located in the southwest region of the United States. Accordingly, we are susceptible to fluctuations in our business caused by adverse economic or other conditions in this region, including natural or other disasters. Our significant investment in, and long-term commitment to, each of our units limits our ability to respond quickly or effectively to changes in local competitive conditions or other changes that could affect our operations. In addition, some of our competitors have many more units than we do. Consequently, adverse economic or other conditions in a region, a decline in the profitability of several existing units or the introduction of several unsuccessful new units in a geographic area could have a more significant effect on our results of operations than would be the case for a company with a larger number of restaurants or with more geographically dispersed restaurants.

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

         OUR COMMON STOCK MAY NOT DEVELOP AN ACTIVE, LIQUID TRADING MARKET.

         We completed our initial public offering in May 1999. Prior to this offering, there was no public market for our common stock. An active trading market in and increased liquidity of our common stock may not develop.

         THE MARKET PRICE OF OUR STOCK MAY BE ADVERSELY AFFECTED BY MARKET VOLATILITY.

         The stock market has experienced extreme price and volume fluctuations. The trading price of our common stock could be subject to wide fluctuations in response to a number of factors, including:

         -        fluctuations in our quarterly or annual results of operations;
         - changes in published earnings estimates by analysts and whether our earnings meet or exceed such estimates;
         -        additions or departures of key personnel; and
         - changes in overall market conditions, including the stock prices of other restaurant companies.

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

         THE INTERESTS OF OUR CONTROLLING STOCKHOLDERS MAY CONFLICT WITH YOUR INTERESTS.

         As of February 28, 2001, the executive officers, directors and entities affiliated with them, in the aggregate, beneficially own approximately 34.9% of our outstanding common stock. These stockholders are able to exercise control over all matters requiring approval by our stockholders, including the election of directors and approval of significant corporate transactions. This concentration of ownership may also have the effect of delaying or preventing a change in control of our company.

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

MANAGEMENT

OUR EXECUTIVE OFFICERS AND KEY EMPLOYEES

         As of March 27, 2001, our executive officers and key employees are as follows:


NAME                                   AGE                              POSITION WITH THE COMPANY
---------------------------------     -------    ------------------------------------------------------------------------
Ralph Rubio..................           45       President, Chief Executive Officer and Director

Stephen J. Sather............           53       Chief Operating Officer

Joseph N. Stein..............           40       Chief Strategic and Financial Officer

John Ramsay..................           41       Vice President of Franchise

Ted Frumkin..................           39       Vice President of Real Estate

Alison Glenn-Delaney.........           40       Vice President of Marketing

Ira Fils.....................           35       Vice President of Finance


         RALPH RUBIO, a co-founder, has served as President, Chief Executive Officer and Director since our inception in January 1983. Prior to founding Rubio's, Mr. Rubio was employed in restaurant management and in various other positions at the Old Spaghetti Factory, Hungry Hunter and Harbor House restaurant chains. Mr. Rubio has more than 21 years of experience in the restaurant industry.

         STEPHEN J. SATHER was promoted to Chief Operating Officer in July 1998. He has served as Vice President of Operations from February 1996 to July 1998. Prior to joining us, Mr. Sather served as Vice President of New Concepts for Rally's Hamburgers, Inc., a publicly held company, from December 1993 to February 1996. Prior to that, Mr. Sather served as Senior Vice President of Operations for La Salsa Holding Company, a privately held company, from December 1992 until November 1993. From April 1986 until November 1992, Mr. Sather was employed by Taco Bell Corporation, a publicly held company, and served as Director of New Concepts when he left. Mr. Sather has more than 26 years of experience in the restaurant industry.

         JOSEPH N. STEIN was appointed Chief Strategic and Financial Officer in April 1999. Prior to joining us, Mr. Stein served as Executive Vice President and Chief Administrative Officer of Checkers Drive-In Restaurants, Inc., a publicly held company, from January 1997 to April 1999, and as Executive Vice President and Chief Financial Officer of Rally's Hamburgers, Inc., a publicly held company, from December 1997 to April 1999. From May 1995 to January 1997, Mr. Stein was employed at CKE Restaurants, Inc., a publicly held company, serving as Senior Vice President and Chief Financial Officer. From April 1990 to May 1995, Mr. Stein held various executive positions at Fidelity National Title Insurance Company, a publicly held company, including Senior Vice President and Director of National Agency Operations. Mr. Stein has more than 14 years of experience in the restaurant industry.

         JOHN RAMSAY has served as our Vice President of Franchise since March 2000. From January 1994 to March 2000, he was Vice President of Franchise Development for Long John Silver's, a publicly held company, in Lexington, Kentucky. From September 1992 to January 1994, he was Director of Franchise Development for Long John Silver's. Mr. Ramsay was employed by Sbarro Restaurants, Inc., a publicly held company, in Commack, New York from August 1988 to March 1992 in the positions of Director of Design and Construction and Director of Franchise Development.

         TED FRUMKIN was promoted to Vice President of Real Estate in September 2000. Before this promotion he served as Director of Real Estate since May 1996. Prior to joining us, Mr. Frumkin served as Real Estate Manager at Office Depot Inc., a publicly held company, from December 1994 until May 1996. From July 1991 until December 1994, Mr. Frumkin served as Real Estate Manager at Wal-Mart Stores Inc., a publicly held company. Prior to that, Mr. Frumkin served as Real Estate Manager at Taco Bell Corporation, a publicly held company, from December 1985 until July 1991.

         ALISON GLENN-DELANEY has served as Vice President of Marketing since February 2001. Prior to joining us, Ms. Glenn-Delaney served as Vice President of Marketing at American Hospitality Concepts, Inc., a privately held company, from May 1998 to February 2000. Prior to that, Ms. Glenn-Delaney served as Vice President of Taco Cabana, a publicly held company, from January 1996 to January 1998, and Ruby Tuesday Inc., a publicly held company, from August 1993 to January 1996. Prior to that, Ms. Glenn-Delaney served as Director of Marketing for Metromedia Steakhouses, L.P. Ponderosa Division from 1986 to 1993. Ms. Glenn-Delaney has over 17 years of experience in the restaurant industry.

         IRA FILS has served as Vice President of Finance since January 2001. Before this promotion he served as Director of Financial Analysis and Planning from October 1998 to December 2000. Prior to joining us, Mr. Fils served as Finance Manager and Senior Financial Analyst at The Walt Disney Company, a publicly held company, in Anaheim, California, from February 1996 to September 1998. From May 1995 to February 1996, Mr. Fils served as Manager of Financial Planning & Analysis at American Restaurant Group, a private company, in Newport Beach, California. Mr. Fils was employed at Family Restaurants, Inc., a publicly held company, in Irvine, California, from June 1989 to May 1995 in various financial and analyst positions. Mr. Fils has more than 11 years of experience in the restaurant industry.

Item 2.  PROPERTIES

         Our corporate headquarters are located in Carlsbad, California. The principal executive offices of our wholly-owned subsidiary, Rubio's Restaurants of Nevada, Inc. are also located in Carlsbad, California. We occupy our headquarters under a lease that terminates on August 31, 2005, with options to extend the lease for an additional 13 years. We lease each of our restaurant facilities with the exception of the El Cajon unit, which the Company owns the building but leases the land. The majority of the leases are for 10-year terms and include options to extend the terms. The majority of the leases also include both fixed rate and percentage-of-sales rent provisions.

Item 3.  LEGAL PROCEEDINGS

         We are currently not a party to any litigation that could have a material adverse effect on our results of operations and financial position or its business.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matter was submitted to a vote of stockholders of the company during the quarter ended December 31, 2000.

PART II

Item 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

         (a) Our common stock is listed on the Nasdaq National Market under the symbol RUBO. Our common stock began trading on May 21, 1999.

         The following table sets forth, for the periods indicated, the high and low closing sales prices for our common stock for each quarter since our initial public offering, as regularly reported on the Nasdaq National Market. Such quotations represent inter-dealer prices without retail markup, markdown or commission and may not necessarily represent actual transactions.


                                                       High                Low
                                                 -----------------    ---------------
Second Quarter 1999                                  $16.50               $13.25
Third Quarter 1999                                   $15.50               $ 6.50
Fourth Quarter 1999                                  $10.00               $ 6.00
First Quarter 2000                                   $ 9.00               $ 6.28
Second Quarter 2000                                  $ 8.69               $ 6.13
Third Quarter 2000                                   $10.25               $ 5.81
Fourth Quarter 2000                                  $ 6.63               $ 2.56


         Since our initial public offering in May, 1999, we have not declared or paid any cash dividends on our common stock. We currently intend to retain all earnings for the operation and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future. As of March 6, 2001, there were approximately 7,547 beneficial stockholders of our common stock, including 323 holders of record. Our revolving line of credit agreement restricts the payment of cash dividends and other stock redemptions or repurchases, as defined in the agreement, without prior consent of the lender.

         (b) The registration statement on Form S-1 filed by us with the SEC in connection with our initial public offering (File No. 333-75087) as amended, was declared effective by the SEC on May 20, 1999. Our net proceeds after deducting the total expenses was approximately $23.4 million. As disclosed in our initial public offering prospectus, a portion of the offering proceeds were used to repay the remaining $1.5 million balance of our term loan agreement with a financial institution. The remaining proceeds have conformed with our intended use outlined in the prospectus, which has been to construct new restaurants and to fund our working capital needs. These expenditures were approximately $15.9 million. We currently have approximately $6.0 million remaining from our initial public offering.

PART II

Item 6.  SELECTED FINANCIAL DATA

         Our fiscal year is 52 or 53 weeks, ending the Sunday closest to December 31. Fiscal year 2000 includes 53 weeks and fiscal years 1996 through 1999 include 52 weeks.

         The following selected consolidated financial data should be read in conjunction with our consolidated financial statements and the accompanying notes included on pages F-1 through F-18 of this annual report on Form 10-K and with Management's Discussion and Analysis of Financial Condition and Results of Operations included under Item 7, under Part II of this annual report on Form 10-K. These historical results are not necessarily indicative of the results to be expected in the future.


                                                                                Fiscal
                                              ---------------------------------------------------------------------------
                                                 1996            1997            1998           1999            2000
                                              ------------    ------------    ------------   ------------    ------------
CONSOLIDATED STATEMENT OF OPERATIONS DATA:
   Restaurant sales.........................  $  19,523       $  29,704       $  44,699      $  67,854       $  95,693
   Franchise revenue........................         --              --              --             --              40
                                              ------------    ------------    ------------   ------------    ------------
     Total revenue..........................     19,523          29,704          44,699         67,854          95,733

   Costs and expenses:
     Cost of sales..........................      5,068           8,659          13,074         19,976          28,348
     Restaurant labor, occupancy and other..     10,441          15,639          22,616         33,984          50,445
     General and administrative expenses....      3,176           4,253           6,148          7,968          10,722
     Depreciation and amortization..........        735           1,259           1,946          2,993           4,296
     Pre-opening expenses...................         18             271             319            662             758
     Loss on asset impairment...............         --             387              --             --           2,237
                                              ------------    ------------    ------------   ------------    ------------
   Operating (loss) income..................         85            (764)            596          2,271          (1,073)

   Other income (expense):
     Interest income (expense), net.........         17             (75)            268            501             708
     Miscellaneous income (expense), net....          1              (6)            (10)            --              --
     Loss on disposal/sale of property......         (2)            (56)             (5)            (4)            (27)
                                              ------------    ------------    ------------   ------------    ------------
   Total other income (expense), net........         16            (137)            253            497             681
                                              ------------    ------------    ------------   ------------    ------------
     (Loss) income before income taxes......        101            (901)            849          2,768            (392)
     Income tax benefit (expense)...........        (29)            (99)             66         (1,117)            161
                                              ------------    ------------    ------------   ------------    ------------
     Net (loss) income......................  $      72       $  (1,000)      $     915      $   1,651       $    (231)
                                              ============    ============    ============   ============    ============

     Net (loss) income attributable to
       common stockholders                    $       3       $  (1,095)      $     568      $   1,513       $     (231)
                                              ============    ============    ============   ============    ============

   Net (loss) income per share
     Basic..................................  $      --       $   (1.08)      $    0.55      $    0.26       $    (0.03)
     Diluted................................         --           (1.08)           0.14           0.20            (0.03)
   Shares used in computing net (loss)
     income per share
     Basic..................................      1,008           1,010           1,033          5,741            8,883
     Diluted................................      1,026           1,010           6,418          8,094            8,883

CONSOLIDATED BALANCE SHEET DATA:
   Cash and cash equivalents................  $     633       $     866       $     786      $   3,459       $    1,311
   Total assets.............................     13,375          23,054          25,751         50,038           52,267
   Long-term debt, including current portion      2,483           2,562           1,856             --               --
   Redeemable convertible preferred stock...      7,550          17,003          17,695             --               --
   Total stockholders' equity...............      8,474            (141)            196         43,122           42,956
----------------


    Please see the consolidated financial statements and related notes appearing on pages F-1 through F-18 of this report for the determination of number of shares used in computing basic and diluted net (loss) income per share.

    Net (loss) income attributable to common stockholders includes the effect of the accretion on the redeemable convertible preferred stock which (increases)reduces net (loss) income attributable to common stockholders for the related periods. Net income attributable to common stockholders for the fiscal years 1998 and 1999 diluted earnings per share calculation is $915,000 and $1,651,000, respectively. The difference from the basic calculation is due to the reversal of the accretion on the redeemable convertible preferred stock as such stock is assumed to be converted to common stock for purposes of the diluted calculation.

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

Item 7.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THE FOLLOWING DISCUSSION OF OUR FINANCIAL CONDITION AND RESULTS OF OPERATIONS SHOULD BE READ IN CONJUNCTION WITH OUR CONSOLIDATED FINANCIAL STATEMENTS AND NOTES APPEARING ELSEWHERE IN THIS REPORT. SEE "RISK FACTORS" UNDER ITEM 1, OF
PART I OF THIS REPORT REGARDING CERTAIN FACTORS KNOWN TO US THAT COULD CAUSE REPORTED FINANCIAL INFORMATION NOT TO BE NECESSARILY INDICATIVE OF FUTURE RESULTS.

OVERVIEW

         We opened our first restaurant under the name "Rubio's, Home of the Fish Taco" in 1983 and grew steadily through 1994, at which time we operated 17 units. We accelerated the number of restaurant openings in recent years, going from six new restaurants in 1995 to 36 in 2000.

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

         Revenues represent gross restaurant sales less coupons and other discounts and includes franchise revenue for 2000. Cost of sales is composed of food, beverage, and paper supply expense. Components of restaurant labor, occupancy and other expenses include direct hourly and management wages, bonuses, fringe benefit costs, rent and other occupancy costs, advertising and promotion, operating supplies, utilities, maintenance and repairs, and other operating expenses.

         General and administrative expenses include all corporate and administrative functions that support existing operations and provide infrastructure to facilitate our future growth. Components of this category include management, supervisory and staff salaries and employee benefits, travel, information systems, training, corporate rent and professional and consulting fees and includes franchise expense for 2000.

         Pre-opening expenses, which are expensed as incurred, consist of the costs of hiring and training the initial workforce, travel, the cost of food used in training, the cost of the initial stocking of operating supplies and other direct costs related to opening.

RESULTS OF OPERATIONS

           All comparisons under this heading between 1998, 1999 and 2000 refer to the 52-week period ended December 27, 1998, the 52-week period ended December 26, 1999, and the 53-week period ended December 31, 2000, respectively, unless otherwise indicated.

           Our operating results, expressed as a percentage of sales, were as follows:


                                                                                     FISCAL
                                                             --------------------------------------------------------
                                                                  1998                 1999               2000
                                                             ----------------     ---------------    ----------------
Revenue (1).............................................          100.0%               100.0%            100.0%
Costs and expenses:
   Cost of sales........................................           29.2                 29.4              29.6
   Restaurant labor, occupancy and other................           50.6                 50.1              52.7
   General and administrative expenses (2)..............           13.8                 11.7              11.2
   Depreciation and amortization........................            4.4                  4.4               4.5
   Pre-opening expenses.................................            0.7                  1.0               0.8
   Loss on asset impairment.............................             --                   --               2.3
                                                             ----------------     ---------------    ----------------
Operating (loss) income                                             1.3                  3.4              (1.1)
Other income (expense):
   Interest income (expense), net.......................            0.6                  0.7               0.7
   Miscellaneous income (expense), net..................             --                   --                --
   Loss on disposal/sale of property....................             --                   --                --
                                                             ----------------     ---------------    ----------------
         Total other income, net........................            0.6                  0.7               0.7
                                                             ----------------     ---------------    ----------------
(Loss) income before income taxes.......................            1.9                  4.1              (0.4)
Income tax benefit (expense) ...........................            0.1                 (1.7)              0.2
                                                             ----------------     ---------------    ----------------
Net (loss) income.......................................            2.0%                 2.4%             (0.2)%
                                                             ================     ===============    ================


(1) Includes $40,000 in franchise revenue for 2000.
(2) Includes $346,000 in franchise expense for 2000.

53 WEEKS ENDED DECEMBER 31, 2000 COMPARED TO THE 52 WEEKS ENDED DECEMBER 26,
1999

         Results of operations reflect 53 weeks of operations for 90 restaurants and partial period operations for 36 restaurants for the 53 weeks ended December 31, 2000. Results of operations also reflect 52 weeks of operations for 59 restaurants and a partial period of operations for 31 restaurants for the 52 weeks ended December 26, 1999.

         REVENUE. Restaurant sales increased $27.8 million or 40.9%, to $95.7 million for the 53 weeks ended December 31, 2000 from $67.9 million for the 52 weeks ended December 26, 1999. The increase in 2000 included restaurant sales of approximately $1.7 million for the additional week. The increase was also due in part to $11.3 million in sales generated by a full year of operations from units opened in 1998 and 1999 that were not in our comparable unit base yet, combined with the $14.8 million from the 36 units opened in 2000. In addition, total sales from all units that comprise our comparable base increased $1.6 million (53 weeks vs. 52 week basis). Comparable unit sales on a 53 week vs. 53 week basis were up $363,000, or 0.6%. Units enter the comparable store base after 15 full months of operation. The positive increase in comparable store sales was due to a 2.4% increase in the average check amount, offset by a 1.8% decrease in transactions due to the limited success of promotional efforts in fiscal 2000.

         COST OF SALES. Cost of sales as a percentage of sales increased to 29.6% in the 53 weeks ended December 31, 2000 from 29.4% in the 52 weeks ended December 26, 1999 primarily due to inefficiencies in our new markets and higher costs incurred relating to certain menu changes made in July 2000.

         RESTAURANT LABOR, OCCUPANCY AND OTHER. Restaurant labor, occupancy, and other increased as a percentage of sales to 52.7% for the 53 weeks ended December 31, 2000 from 50.1% in the 52 weeks ended December 26, 1999. The increase as a percentage of sales is due in part to an increase in total direct labor of 1.3%. These labor increases were due to expected inefficiencies in the new stores, increasing mix of stores located in newer markets which have on average lower initial annual sales volumes than our mature markets and overall wage inflation. In addition, we experienced one-time training costs related to our new menu board and burrito enhancement rollout of approximately $191,000. The menu board rollout was completed in the third quarter of fiscal 2000. Another factor causing this increase was the higher electricity costs in the San Diego area. Utility costs increased 0.3% from the prior year. The other areas contributing to the increase were occupancy (0.6%, due to opening restaurants in higher profile areas), advertising (0.2%), labor related (0.1%) and in repairs (0.2%). A substantial number of our employees are subject to various minimum wage requirements. Many of our employees work in restaurants located in California and receive salaries equal to or slightly greater than the California minimum wage. On January 1, 2001, the California minimum wage was increased to $6.25 per hour from $5.75. On January 1, 2002, the California minimum wage is schedule to increase from $6.25 to $6.75. This increase may have a material impact on our results in fiscal 2002.

         GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased to $10.7 million for the 53 weeks ended December 31, 2000 from $8.0 million for the 52 weeks ended December 26, 1999. The increase was primarily due to increases in salary and benefits related to the hiring of additional corporate employees and field management and other corporate level expenses required to support and manage unit and franchise expansion. General and administrative expenses decreased as a percentage of sales to 11.2% in 2000 from 11.7% in 1999 primarily due to our expanding revenue base.

         DEPRECIATION AND AMORTIZATION. Depreciation and amortization expenses increased to $4.3 million in the 53 weeks ended December 31, 2000 from $3.0 million in the 52 weeks ended December 26, 1999. The $1.3 million increase was primarily due to the additional depreciation on the 36 new units opened during 2000 and the 31 new units opened during 1999. As a percentage of sales, depreciation and amortization increased to 4.5% in 2000 versus 4.4% in 1999.

         PRE-OPENING EXPENSES. Pre-opening expenses increased to $758,000 for the 53 weeks ended December 31, 2000 from $662,000 for the 52 weeks ended December 26, 1999 primarily due to the increase in unit openings to 36 in 2000 compared to 31 in 1999. The average pre-opening cost per new unit opening year over year remained approximately the same at $21,000 per unit.

         LOSS ON ASSET IMPAIRMENT. In 2000, we recorded a $2.2 million charge related to the impairment of a select number of underperforming restaurants as required under Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." We currently do not plan to close any restaurants. There was no impairment expense recorded in 1999.

         INTEREST INCOME (EXPENSE), NET. Net interest income increased to $708,000 for the 53 weeks ended December 31, 2000 from $501,000 in net interest income for the 52 weeks ending December 26, 1999. Interest income increased to $824,000 for the 53 weeks ended December 31, 2000 from $654,000 for the 52 weeks ended December 26, 1999. The increase is primarily due to realizing a full twelve months of additional cash available for investing in fiscal 2000 after our initial public offering, which was completed in May 1999. In addition, interest expense declined to $116,000 in 2000 from $153,000 in 1999. This decrease is primarily due to the repayment of all long-term debt in 1999 with the proceeds from our initial public offering.

         INCOME TAXES. The provision for income taxes for the 53 weeks ended December 31, 2000 and 52 weeks ended December 26, 1999 is based on the approximate annual effective tax rate applied to the respective period's pretax book (loss) income. The 41.1% tax benefit applied to 2000 comprises the federal and state statutory rates based on the annual effective rate on a pre-tax loss of $392,000 for 2000. The 40.3% tax rate applied to 1999 comprises the federal and state statutory rates based on the annual effective rate on pre-tax income of $2,768,000 for 1999.

         52 WEEKS ENDED DECEMBER 26, 1999 COMPARED TO THE 52 WEEKS ENDED DECEMBER 27, 1998

         Results of operations reflect a full 52 weeks of operations for 59 restaurants and a partial period of operations for 31 restaurants for the period ended December 26, 1999. Results of operations also reflect a full 52 weeks of operations for 43 restaurants and a partial period of operations for 16 restaurants for the period ended December 27, 1998.

         REVENUE. Restaurant sales increased $23.2 million, or 51.8%, to $67.9 million for the 52 weeks ended December 26, 1999 from $44.7 million for the 52 weeks ended December 27, 1998. This increase was principally due to the $8.9 million in sales generated by a full year of operations from the units opened in 1998 which have been opened for less than 15 months, combined with the $11.9 million from the 31 units opened during 1999. In addition, comparable unit sales increased $2.4 million, or 6.0%. Units enter the comparable store base after 15 full months of operation. The comparable unit sales increase was primarily driven by; 1) the success of the $0.99 Fish Taco, Tequila Shrimp Burrito, Lobster Burrito, and the Crab and Shrimp Enchilada promotions, 2) slightly weaker sales in the early part of 1998 due to poor weather and 3) a price increase of approximately 1.5% at the beginning of 1999.

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

         INTEREST INCOME (EXPENSE), NET. Net interest income increased to $501,000 for the 52 weeks ended December 26, 1999 from $268,000 in net interest income for the 52 weeks ending December 27, 1998. Interest income increased to $654,000 for the 52 weeks ended December 26, 1999 from $521,000 for the 52 weeks ended December 27, 1998 due to an increase in cash available for investing after our May 1999 initial public offering. In addition, interest expense declined to $153,000 in 1999 from $253,000 in 1998 as a result of the repayment of all long-term debt with the proceeds from the May 1999 initial public offering.

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

SEASONALITY

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

LIQUIDITY AND CAPITAL RESOURCES

         We have funded our capital requirements in recent years through cash flow from operations, private placement of preferred stock, bank debt, and the public sale of equity securities. We generated $6.2 million in cash flow from operating activities for the 53 weeks ended December 31, 2000 and $4.6 million for the 52 weeks ended December 26, 1999. The $1.6 million increase is due to higher cash flow from operations on 90 restaurants for a full year and 36 restaurants for a partial year in 2000 compared to cash flows from operations on 59 restaurants for a full year and 31 restaurants for a partial year in 1999.

         Net cash used in investing activities was $8.4 million for the 53 weeks ended December 31, 2000 compared to $23.6 million for the 52 weeks ended December 26, 1999. The $15.2 million decrease was primarily due to sales and maturities of investments that were primarily used to fund our 36 restaurant openings and our new menu board conversion in fiscal 2000.

         Net cash generated from financing activities was $35,000 for the 53 weeks ended December 31, 2000 compared to net cash provided of $21.7 million for the 52 weeks ended December 26, 1999. Financing activities in 2000 primarily consisted of proceeds from exercises of common stock options, which generated $37,000. Cash generated from financing activities in 1999 were primarily due to the initial public offering, which generated $23.4 million net of offering costs. Offsetting the cash generated from the initial public offering were payments on our debt totaling $1.9 million.

         In addition, we have a $12.0 million revolving line of credit agreement with a financial institution that matures July 2004, but as of December 31, 2000 there was no outstanding balance under this agreement. Interest on the revolving line of credit is calculated on the lower of either a bank reference rate plus 1% - 2% or on an adjusted LIBOR plus 2.5% - 3.5% per annum (8.90% at December 31, 2000).

         Our funds are principally used for the development and opening of new units. We incurred $16.6 million in capital expenditures during the 53 weeks ended December 31, 2000, of which, $12.9 million was for newly opened units, $1.0 million for future openings, $1.0 million for menu board upgrades, remodels and point of sale system upgrades, $0.9 million for existing locations and $0.8 million for corporate and information technology expenditures. During the 52 weeks ended December 26, 1999, we incurred $13.8 million in capital expenditures, of which $10.7 million was for newly opened units, $1.3 million for future openings, $0.8 million for corporate expenditures, $0.6 for point-of-sale system upgrades and a company-wide back office system roll-out and $0.4 for existing locations.

         We currently expect total capital expenditures in 2001 to be approximately $11.5 million, of which approximately $8.6 million is expected to be invested in the opening of new restaurants. We currently plan to open approximately 18 units in 2001 and approximately 8 units in 2002. We currently expect that future locations will generally cost between $380,000 and $450,000 per unit, net of landlord allowances and excluding pre-opening expenses. Some units may exceed this range due to the area in which they are built and the specific requirements of the project. Pre-opening expenses are expected to average between $19,000 and $25,000 per restaurant.

         We lease restaurant and office facilities and real property under operating leases expiring through 2014. We have leased all of our facilities, except for one building, to minimize the cash investment associated with each unit. The majority of our leases are for 10-year terms and include options to extend the terms. The majority of our leases also include fixed rate and percentage-of-sales rent provisions. Our future minimum lease payments for our headquarters and restaurants are expected to be as follows: $8.3 million in 2001, $8.3 million 2002, $8.3 million in 2003, $8.2 million in 2004, $8.1 million in 2005 and $26.5 million thereafter.

         We believe that the anticipated cash flow from operations combined with funds anticipated to be available from a $12.0 million credit facility and funds of approximately $6.0 million remaining from our initial public offering will be sufficient to satisfy our working capital and capital expenditure requirements for at least the next 12 months. For additional information regarding our credit facility, see Note 3 of our Notes to Consolidated Financial Statements on page F-10 of this report. We plan to incur substantial costs over the near term in connection with our expansion program. Changes in our operating plans, changes in our expansion plans, lower than anticipated sales, increased expenses, potential acquisitions or other events my cause us to seek additional financing sooner than anticipated. Additional financing may not be available on acceptable terms, or at all. Failure to obtain additional financing as needed could have a material adverse effect on our business and results of operations.

Item 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Our market risk exposures are related to our cash, cash equivalents and investments. We invest our excess cash in highly liquid short-term investments with maturities of less than one year and corporate bonds, mortgage and asset-backed securities, commercial paper, tax free municipals, municipal bonds, U.S. Treasury notes and agencies with maturities in excess of one year. These investments are not held for trading or other speculative purposes. Changes in interest rates affect the investment income we earn on our investments and, therefore, impact our cash flows and results of operations.

         In addition, we have a $12.0 million revolving line of credit agreement with a financial institution. Interest on the revolving line of credit is calculated on the lower of either a bank reference rate plus 1% - 2%, or an adjusted LIBOR plus 2.5% - 3.5% per annum (8.90% at December 31,
2000). However, there currently is no outstanding balance under this agreement. Should we draw on this line in the future, changes in interest rates would affect the interest expense on these loans and, therefore, impact our cash flows and results of operations.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

         In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133, as amended, establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires an entity to recognize all derivatives as either assets or liabilities on the balance sheet and measure those instruments at fair value. The new standard became effective for the Company on January 1, 2001. At present, the Company does not hold any derivative instruments nor does it engage in hedging activities. The initial adoption of SFAS No. 133 did not have a material effect on the Company's consolidated financial position or the results of operations.

         In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements," which summarized the SEC's interpretation of applying accounting principles generally accepted in the United States of America to revenue recognition in the financial statements. SAB No. 101 was subsequently amended in June 2000 and became effective in the current year. Based on the Company's current revenue recognition policies, the adoption of SAB No. 101, as amended, did not have a material impact on the Company's consolidated financial position or the results of operations.

         In March 2000, the Financial Accounting Standards Board issued Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation - an Interpretation of APB No. 25" ("FIN No. 44"). FIN No. 44 clarifies the application of APB Opinion No. 25 for certain issues including:
(a) the definition of employee for purposes of applying APB Opinion No. 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan,
(c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. FIN No. 44 took effect July 1, 2000. The adoption of FIN No. 44 did not have a material effect on the Company's consolidated financial position or the results of operations.

PART II - FINANCIAL INFORMATION

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         Our consolidated financial statements as of December 31, 2000 and December 26, 1999, and for each of the three years in the period ended December 31, 2000 and the independent auditors' report are included in this report as listed in the index on page F-1 of this report (Item 14 (a)) (1) and (2). Supplementary unaudited quarterly financial data for fiscal years 2000 and 1999 are included in this report on page F-18.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

PART III

Item 10. DIRECTORS AND EXECUTIVES OF THE REGISTRANT

         The information required by this item is incorporated by reference from our definitive proxy statement for the 2001 annual meeting of stockholders in the section entitled "Election of Directors" and "Compliance with Section 16(a) of the Securities Exchange Act of 1934." The balance of the response to this item regarding information on our executive officers is contained in the discussion entitled "Our Executive Officers and Key Employees" in Part I of this report.

Item 11. EXECUTIVE COMPENSATION

         The information required by this item is incorporated by reference from the section entitled "Executive Compensation and Other Information" in our definitive proxy statement for the 2001 annual meeting of stockholders.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required by this item is incorporated by reference from the section entitled "Ownership of Securities" in our definitive proxy statement for the 2001 annual meeting of stockholders.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by this item is incorporated by reference from the section entitled "Certain Transactions" in our definitive proxy statement for the 2001 annual meeting of stockholders.

PART IV

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

         (a)    (1)   Financial Statements
                      See index to financial statements on page F-1 for a list of the financial statements being filed herein.

         (a)    (2)   Financial Statement Schedules
                      None required.

         (a)    (3)   Exhibits
                      See Exhibits below for all Exhibits being filed or incorporated by reference herein.

     NUMBER                               DESCRIPTION
      3.1(1)             Second Amended and Restated Certificate of
                           Incorporation. (Exhibit 3.2)
      3.2(1)             Restated Bylaws (Exhibit 3.4)
      3.3                Amendment of Bylaws
      3.4                Certificate of Amendment to the Bylaws
      4.1(1)             Specimen common stock certificate.
     10.1(1)             Amended and Restated Investors' Rights Agreement,
                           dated November 19, 1997 (Exhibit 10.7).
     10.2(1)             Amendment No. 1 to the Amended and Restated
                           Investors' Rights Agreement, dated December 31, 1997 (Exhibit 10.8).
     10.3(1)             Amendment No. 2 to the Amended and Restated
                           Investor's Rights Agreement, dated May 1998 (Exhibit 10.9)
     10.4(1)             Amended and Restated Stock Restriction Agreement,
                           dated November 19, 1997 (Exhibit 10.10).
     10.5(1)             Series D Preferred Stock Purchase Warrant granted to
                           FSC Corp., dated May 11, 1998 (Exhibit 10.12).
     10.6(1)             Stock Purchase Agreement, dated June 16, 1998
                           (Exhibit 10.13).
     10.7(1)             Revolving Credit and Term Loan Agreement between us
                           and BankBoston, N.A., dated May 1998 (Exhibit 10.14).
     10.8(1)             Lease Agreement between us and Macro Plaza
                           Enterprises, dated October 27, 1997 (Exhibit 10.15).
     10.9(1)             First Amendment to Lease Agreement between us and
                           Cornerstone Corporate Centre, LLC, dated October 16, 1998 (Exhibit 10.16).
     10.10(1)            Agreement between us and Service America Corporation
                           dated April 9, 1992 (Exhibit 10.17).
     10.11(1)            Test Agreement between us and Host International,
                           Inc., dated August 4,1995 (Exhibit 10.18).
     10.12(1)            Amendment to Agreement between us and Pacific Basin
                           Foods, Inc., dated November 20, 1998 (Exhibit 10.20).
     10.13(1)            Agreement between us and Coca-Cola US Fountain, dated
                           March 10, 1998 (Exhibit 10.21).
     10.14(1)            Agreement between us and Dr. Pepper/Seven Up, Inc.,
                           dated June 23, 1998 (Exhibit 10.22).
     10.15(1)            Rental Agreement between us and Premier Food
                           Services, Inc., dated July 10, 1998 (Exhibit 10.23).
     10.16(1)            Letter Agreement between us and Volume Service
                           America, dated March 29, 1999 (Exhibit 10.24).
     10.17(1)(2)         Form of Indemnification Agreement between us and each
                           of its directors (Exhibit 10.25).
     10.18(1)(2)         Form of Indemnification Agreement between us and each
                           of its officers (Exhibit 10.26).
     10.19(1)(2)         1993 Stock Option/Stock Issuance Plan, as amended
                           (Exhibit 10.27).
     10.20(1)(2)         1993 Stock Option/Stock Issuance Plan Form of Notice
                           of Grant of Stock Option (Exhibit 10.28).
     10.21(1)(2)         1993 Stock Option/Stock Issuance Plan Form of Stock
                           Option Agreement (Exhibit 10.29).
     10.22(1)(2)         1993 Stock Option/Stock Issuance Plan Form of Stock
                           Purchase Agreement (Exhibit 10.30).
     10.23(1)(2)         1993 Stock Option/Stock Issuance Plan Form of
                           Restricted Stock Issuance Agreement (Exhibit 10.31).
     10.24(1)(2)         1995 Stock Option/Stock Issuance Plan (Exhibit 10.32).
     10.25(1)(2)         1995 Stock Option/Stock Issuance Plan Form of Notice
                           of Grant of Stock option (Exhibit 10.33).
     10.26(1)(2)         1995 Stock Option/Stock Issuance Plan Form of Stock
                           Option Agreement (Exhibit 10.34).
     10.27(1)(2)         1995 Stock Option/Stock Issuance Plan Form of Stock
                           Purchase Agreement (Exhibit 10.35).
     10.28(1)(2)         1995 Stock Option/Stock Issuance Plan Form of Stock
                           Issuance Agreement (Exhibit 10.36).
     10.29(1)(2)         1998 Stock Option/Stock Issuance Plan (Exhibit 10.37).

     10.30(1)(2)         1998 Stock Option/Stock Issuance Plan Form of Notice
                           of Grant of Stock Option (Exhibit 10.38).
     10.31(1)(2)         1998 Stock Option/Stock Issuance Plan Form of Stock
                           Option Agreement (Exhibit 10.39).
     10.32(1)(2)         1998 Stock Option/Stock Issuance Plan Form of
                           Addendum to Stock Option Agreement (Exhibit 10.40).
     10.33(1)(2)         1998 Stock Option/Stock Issuance Plan Form of Stock
                           Purchase Agreement (Exhibit 10.41).
     10.34(1)(2)         1998 Stock Option/Stock Issuance Plan Form of
                           Addendum to Stock Purchase Agreement (Exhibit 10.42).
     10.35(1)(2)         1998 Stock Option/Stock Issuance Plan Form of Stock
                           Issuance Agreement (Exhibit 10.43).
     10.36(1)(2)         1998 Stock Option/Stock Issuance Plan Form of
                           Addendum to Stock Issuance Agreement (Exhibit 10.44).
     10.37(1)            1999 Stock Incentive Plan (Exhibit 10.45).
     10.38(1)(2)         Employee Stock Purchase Plan (Exhibit 10.46).
     10.39(1)(2)         Letter Agreement between us and Host International,
                           Inc., dated May 18, 1999 (Exhibit 10.47).
     10.40(3)            Agreement between us and Alliant Food Services, Inc.,
                             dated January 21, 2000.
     10.41(4)            Second Amendment to the Credit Agreement between us
                           and Fleet National Bank dated August 15, 2000.
     10.42               Form of Franchise Agreement as of March 15, 2001.
     21.1(1)             Subsidiary List.
     23.1                Independent Auditors' Consent.
     24.1                Powers of Attorney (Included under the caption
                           "Signatures").
--------------------

(1) Incorporated by reference to the above noted exhibit to our registration statement on Form S-1 (333-75087) filed with the SEC on March 26, 1999, as amended.
(2)        Management contract or compensation plan.
(3) Incorporated by reference to Exhibit 10.1 to our quarterly report on Form 10-Q filed with the SEC on May 9, 2000.
(4) Incorporated by reference to Exhibit 10.1 to our quarterly report on Form 10-Q filed with the SEC on November 8, 2000.

           (a)    Reports on Form 8-K

              None.

           (b)    Exhibits

              The exhibits required by this Item are listed under Item 14(a)(3).

           (c)    Financial Statement Schedules

              The financial statement schedules required by this Item are listed under Item 14(a)(2).


                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: March 27, 2001                    RUBIO'S RESTAURANTS, INC.

                                         /s/ Ralph Rubio
                                         --------------------------------------
                                         Ralph Rubio
                                         Chief Executive Officer, President and
                                         Chairman

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


               SIGNATURE                                  TITLE                                    DATE
               ---------                                  -----                                    ----

/s/ Ralph Rubio
-----------------------------------------
Ralph Rubio                               Chief Executive Officer, President                  March 27, 2001
                                          and Chairman (Principal Executive
                                          Officer)

/s/ Joseph N. Stein
-----------------------------------------
Joseph N. Stein                           Chief Strategic and Financial Officer               March 27, 2001
                                          (Principal Financial and Accounting
                                          Officer)

/s/ Kyle A. Anderson
-----------------------------------------
Kyle A. Anderson                          Director                                            March 27, 2001

/s/ Craig Andrews
-----------------------------------------
Craig Andrews                             Director                                            March 27, 2001

/s/ Michael Dooling
-----------------------------------------
Michael Dooling                           Director                                            March 27, 2001

/s/ Kim Lopdrup
-----------------------------------------
Kim Lopdrup                               Director                                            March 27, 2001

/s/ Timothy J. Ryan
-----------------------------------------
Timothy J. Ryan                           Director                                            March 27, 2001


                            RUBIO'S RESTAURANTS, INC.
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                                       Page
Independent Auditors' Report                                                            F-2

Consolidated Balance Sheets as of December 26, 1999 and December 31, 2000               F-3

Consolidated Statements of Operations for Fiscal Years 1998, 1999 and 2000              F-4

Consolidated Statements of Stockholders' Equity for Fiscal Years 1998, 1999
and 2000                                                                                F-5

Consolidated Statements of Cash Flows for Fiscal Years 1998, 1999 and 2000              F-6

Notes to Consolidated Financial Statements                                              F-7


                          INDEPENDENT AUDITORS' REPORT



To the Board of Directors and Stockholders of Rubio's Restaurants, Inc.:

     We have audited the accompanying consolidated balance sheets of Rubio's Restaurants, Inc. and subsidiary (the "Company") as of December 26, 1999 and December 31, 2000, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Rubio's Restaurants, Inc. and subsidiary as of December 26, 1999 and December 31, 2000, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America.


DELOITTE & TOUCHE LLP

San Diego, California
February 15, 2001

                            RUBIO'S RESTAURANTS, INC.
                           CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)


                                                                                     December 26,         December 31,
                                                                                         1999                 2000
                                                                                    ----------------     ----------------
ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                                                          $   3,459            $   1,311
   Short-term investments                                                                 7,376                6,809
   Other receivables                                                                        579                1,138
   Income taxes receivable                                                                  215                  288
   Inventory                                                                                618                2,020
   Prepaid expenses                                                                         562                  581
   Deferred income taxes                                                                     50                    -
                                                                                    ----------------     ----------------
     Total current assets                                                                12,859               12,147

INVESTMENTS                                                                               8,544                  908
PROPERTY - net                                                                           27,923               37,917
OTHER ASSETS                                                                                439                  426
DEFERRED INCOME TAXES                                                                       273                  869
                                                                                    ----------------     ----------------
TOTAL                                                                                 $  50,038            $  52,267
                                                                                    ================     ================

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   Accounts payable                                                                   $   3,235            $   4,328
   Accrued expenses and other liabilities                                                 2,572                3,359
   Deferred income taxes                                                                      -                    6
                                                                                    ----------------     ----------------
     Total current liabilities                                                            5,807                7,693

DEFERRED RENT                                                                             1,109                1,518
DEFERRED FRANCHISE INCOME                                                                     -                  100
                                                                                    ----------------     ----------------
     Total liabilities                                                                    6,916                9,311
                                                                                    ----------------     ----------------

COMMITMENTS AND CONTINGENCIES (NOTE 4)

STOCKHOLDERS' EQUITY:
   Preferred stock, $.001 par value, 5,000,000 shares authorized, no shares
     issued or outstanding                                                                    -                    -
   Common stock, $.001 par value, 75,000,000 shares authorized, 8,871,775 issued and outstanding in 1999, and 8,894,440 issued and outstanding in 2000
                                                                                              9                    9
   Paid-in capital                                                                       41,357               41,394
   Deferred compensation                                                                     88                  137
   Accumulated other comprehensive income                                                    29                    8
   Retained earnings                                                                      1,639                1,408
                                                                                    ----------------     ----------------
     Total stockholders' equity                                                          43,122               42,956
                                                                                    ----------------     ----------------
TOTAL                                                                                 $  50,038            $  52,267
                                                                                    ================     ================


                 See notes to consolidated financial statements.

                            RUBIO'S RESTAURANTS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)


                                                                                      Years Ended
                                                               ----------------------------------------------------------
                                                                 December 27,        December 26,         December 31,
                                                                     1998                1999                 2000
                                                               -----------------    ----------------    -----------------
REVENUE:
  Restaurant sales                                                $   44,699          $    67,854         $    95,693
  Franchise revenue                                                        -                    -                  40
                                                               -----------------    ----------------    -----------------
TOTAL REVENUE                                                         44,699               67,854              95,733

COSTS AND EXPENSES:
   Cost of sales                                                      13,074               19,976              28,348
   Restaurant labor, occupancy and other                              22,616               33,984              50,445
   General and administrative expenses                                 6,148                7,968              10,722
   Depreciation and amortization                                       1,946                2,993               4,296
   Pre-opening expenses                                                  319                  662                 758
   Loss on asset impairment                                                -                    -               2,237
                                                               -----------------    ----------------    -----------------
TOTAL COSTS AND EXPENSES                                              44,103               65,583              96,806

                                                               -----------------    ----------------    -----------------
OPERATING (LOSS) INCOME                                                  596                2,271              (1,073)

OTHER INCOME (EXPENSE):
   Interest and investment income                                        521                  654                 824
   Interest expense                                                     (253)                (153)               (116)
   Miscellaneous expense - net                                           (10)                   -                   -
   Loss on disposal/sale of property                                      (5)                  (4)                (27)
                                                               -----------------    ----------------    -----------------
     Other income - net                                                  253                  497                 681
                                                               -----------------    ---------------- -- -----------------
 (LOSS) INCOME BEFORE INCOME TAXES                                       849                2,768                (392)
INCOME TAX BENEFIT (EXPENSE)                                              66               (1,117)                161
                                                               -----------------    ----------------    -----------------

NET (LOSS) INCOME                                                 $      915          $     1,651         $      (231)
                                                               =================    ================    =================

NET (LOSS) INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS:
   Basic                                                          $      568          $     1,513         $      (231)
                                                               =================    ================    =================

   Diluted                                                        $      915          $     1,651         $      (231)
                                                               =================    ================    =================

NET (LOSS) INCOME PER SHARE:
   Basic                                                          $     0.55          $      0.26         $     (0.03)
                                                               =================    ================    =================

   Diluted                                                        $     0.14          $      0.20         $     (0.03)
                                                               =================    ================    =================

SHARES USED IN CALCULATING NET (LOSS) INCOME PER SHARE:
   Basic                                                               1,033                5,741               8,883
                                                               =================    ================    =================

   Diluted                                                             6,418                8,094               8,883
                                                               =================    ================    =================


                 See notes to consolidated financial statements.

                            RUBIO'S RESTAURANTS, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
     YEARS ENDED DECEMBER 27, 1998, DECEMBER 26, 1999 AND DECEMBER 31, 2000
                     (In thousands, except number of shares)


                                            Convertible
                                          Preferred Stock
                                             Series A                      Common Stock                           Deferred
                                    ----------------------------    ---------------------------     Paid-In       Compen-
                                       Shares          Amount         Shares          Amount        Capital        sation
                                    --------------    ----------    ------------    -----------   ------------   -----------
BALANCE, DECEMBER 29, 1997             1,973,395      $       2       1,010,557     $       1     $     28
   Exercise of common stock                                              38,043                         52
     options
   Repurchase shares of Series A
     preferred stock                     (48,648)                                                      (80)
   Deferred compensation--stock
     options                                                                                                      $     23
   Net income
   Accretion of
     redemption-preferred stock
   Other comprehensive income:
     Net unrealized gain on
       available-for-sale
       investments, net of $31 tax

     Total comprehensive income
                                    --------------    ----------    ------------    -----------   ------------   -----------
BALANCE, DECEMBER 27, 1998             1,924,747             2        1,048,600             1                           23
   Exercise of common stock options                                      33,987                         53
   Deferred compensation-stock
     options                                                                                                            65
   Accretion of
     redemption-preferred stock
   Series A preferred stock
     converted to common              (1,924,747)           (2)       1,924,747             2
   Series B preferred stock
     converted to common                                              1,092,007             1        3,432
   Series C preferred stock
     converted to common                                                793,640             1        4,258
   Series D preferred stock
     converted to common                                              1,452,491             2       10,140
   Initial public offering-net of
     $2,636 in offering costs                                         2,486,748             2       23,474
   Exercise of warrants                                                  39,555
   Net income
   Other comprehensive income:
     Net unrealized loss on
       available-for-sale
       investments, net of $10 tax
       credit

     Total comprehensive income
                                    --------------    ----------    ------------    -----------   ------------   -----------
BALANCE, DECEMBER 26, 1999                     -      $      -        8,871,775             9       41,357              88
   Exercise of common stock options                                      22,665                         37
   Deferred compensation-stock
     options                                                                                                            49
   Net loss
   Other comprehensive income:
     Net unrealized loss on
       available-for-sale
       investments, net of $14 tax
       credit

   Total comprehensive loss
                                    --------------    ----------    ------------    -----------   ------------   -----------
BALANCE, DECEMBER 31, 2000                     -      $       -       8,894,440     $       9     $ 41,394       $     137
                                    ==============    ==========    ============    ===========   ============   ===========



                                           Accumulated     Retained
                                              Other        Earnings          Total           Total
                                             Compre-       (Accumu-          Stock-         Compre-
                                             hensive         lated          holders'        hensive
                                             Income        Deficit)          Equity         Income
                                            ----------    ------------    -------------    ----------
BALANCE, DECEMBER 29, 1997                                 $     (172)     $      (141)
   Exercise of common stock
     options                                                                        52
   Repurchase shares of Series A
     preferred stock                                             (270)            (350)
   Deferred compensation--stock
     options                                                                        23
   Net income                                                     915              915      $     915
   Accretion of
     redemption-preferred stock                                  (347)            (347)
   Other comprehensive income:
     Net unrealized gain on
       available-for-sale
       investments, net of $31 tax           $      44                              44             44
                                                                                            ----------
     Total comprehensive income                                                             $     959
                                             ----------    ------------    -------------    ==========
BALANCE, DECEMBER 27, 1998                          44            126              196
   Exercise of common stock option                                                  53
   Deferred compensation-stock
     options                                                                        65
   Accretion of
     redemption-preferred stock                                  (138)            (138)
   Series A preferred stock
     converted to common                                                             -
   Series B preferred stock
     converted to common                                                         3,433
   Series C preferred stock
     converted to common                                                         4,259
   Series D preferred stock
     converted to common                                                        10,142
   Initial public offering-net of
     $2,636 in offering costs                                                   23,476
   Exercise of warrants
   Net income                                                   1,651            1,651      $   1,651
   Other comprehensive income:
     Net unrealized loss on
       available-for-sale
       investments, net of $10 tax
       credit                                      (15)                            (15)           (15)
                                                                                            ----------
     Total comprehensive income                                                             $   1,636
                                             ----------    ------------    -------------    ==========
BALANCE, DECEMBER 26, 1999                          29          1,639           43,122
   Exercise of common stock option                                                  37
   Deferred compensation-stock
     options                                                                        49
   Net loss                                                      (231)            (231)     $    (231)

   Other comprehensive income:
     Net unrealized loss on
       available-for-sale
       investments, net of $14 tax                 (21)                            (21)           (21)
       credit                                                                               ----------
                                                                                            $    (252)
                                             ----------    ------------    -------------    ==========
   Total comprehensive loss                    $     8     $    1,408      $     42,956
                                             ==========    ============    =============

BALANCE, DECEMBER 31, 2000


                 See notes to consolidated financial statements.

                            RUBIO'S RESTAURANTS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)


                                                                                      Years Ended
                                                               ----------------------------------------------------------
                                                                 December 27,        December 26,         December 31,
                                                                     1998                1999                 2000
                                                               -----------------    ----------------    -----------------
OPERATING ACTIVITIES:
   Net (loss) income                                              $       915         $     1,651         $      (231)
   Adjustments to reconcile net (loss) income to net cash
     provided by operating activities:
       Depreciation and amortization                                    1,946               2,993               4,296
       Deferred compensation                                               23                  65                  49
       Loss on asset impairment                                             -                   -               2,237
       Loss on disposal/sale of property                                    5                   4                  27
       Changes in assets and liabilities:
         Other receivables                                               (157)               (409)               (559)
         Income taxes receivable                                          (96)               (116)                (73)
         Inventory                                                       (106)               (258)             (1,402)
         Prepaid expenses                                                (121)               (267)                (18)
         Deferred income taxes                                           (447)                110                (540)
         Other assets                                                    (146)                (92)                 13
         Accounts payable                                               1,177                 292               1,093
         Accrued expenses and other liabilities                           924                 422                 787
         Income taxes payable                                             105                (105)                  -
         Deferred rent                                                    167                 304                 409
         Deferred franchise income                                          -                   -                 100
                                                               -----------------    ----------------    -----------------
           Cash provided by operating activities                        4,189               4,594               6,188
                                                               -----------------    ----------------    -----------------

INVESTING ACTIVITIES:
   Proceeds from sale of property                                           7                  26                   -
   Purchase of property                                                (6,924)            (13,813)            (16,554)
   Purchases of investments                                           (29,648)           (112,436)            (27,163)
   Sales and maturities of investments                                 32,955             102,629              35,346
                                                               -----------------    ----------------    -----------------
           Cash used for investing activities                          (3,610)            (23,594)             (8,371)
                                                               -----------------    ----------------    -----------------

FINANCING ACTIVITIES:
   Proceeds from long-term debt                                         2,228                   -                   -
   Principal payments on long-term debt                                (2,934)             (1,856)                  -
   Proceeds under revolving line of credit                                  -               1,000                   -
   Payments under revolving line of credit                                  -              (1,000)                  -
   Proceeds from sale of redeemable preferred stock                       350                   -                   -
   Repurchase of Series A preferred stock                                (350)                  -                   -
   Initial public offering-net of $2,636 in offering costs                  -              23,476                   -
   Proceeds from exercise of common stock options                          52                  53                  37
   Other                                                                   (5)                  -                  (2)
                                                               -----------------    ----------------    -----------------
           Cash provided by (used for) financing activities              (659)             21,673                  35
                                                               -----------------    ----------------    -----------------

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                          (80)              2,673              (2,148)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                            866                 786               3,459
                                                               -----------------    ----------------    -----------------
CASH AND CASH EQUIVALENTS AT END OF YEAR                          $       786         $     3,459         $     1,311
                                                               =================    ================    =================

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid for interest                                         $       220         $       166         $         -

   Cash paid for income taxes--net                                $       403         $     1,202         $       439


                 See notes to consolidated financial statements.

                            RUBIO'S RESTAURANTS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     YEARS ENDED DECEMBER 27, 1998, DECEMBER 26, 1999 AND DECEMBER 31, 2000


1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       NATURE OF OPERATIONS--Rubio's Restaurants, Inc. was incorporated in California in 1985 and reincorporated in Delaware in 1997. Rubio's Restaurants, Inc. has a wholly-owned subsidiary, Rubio's Restaurants of Nevada, Inc. (collectively, the "Company"). As of December 31, 2000 the Company owns and operates a chain of 126 restaurants and three concessions in California, Arizona, Nevada, Colorado and Utah.

       PRINCIPLES OF CONSOLIDATION--The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. All significant intercompany transactions and accounts have been eliminated in consolidation.

       FISCAL YEAR--The Company operates and reports on a 52-53 week fiscal year ending on the Sunday closest to December 31. Fiscal years 1998 and 1999, ended on December 27, 1998 and December 26, 1999, respectively, included 52 weeks. Fiscal year 2000, ended on December 31, 2000, included 53 weeks.

       ACCOUNTING ESTIMATES--The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and contingencies at the date of the financial statements and the reported amounts of revenues and expenses during the year. Actual results may differ from those estimates.

       CASH EQUIVALENTS--Cash equivalents consist of money market instruments purchased with an original maturity date of three months or less.

       INVESTMENTS--The Company's investments are composed primarily of corporate bonds, mortgage and asset-backed securities, commercial paper, tax-free municipals, municipal bonds, U.S. Treasury notes and agencies. While it is the Company's general intent to hold such securities until maturity, management will occasionally sell particular securities for cash flow purposes. Therefore, pursuant to Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities," the Company's investments are classified as available-for-sale based upon the Company's intent, and are accounted for at fair market value. The fair market value of such investments is determined based on quoted market prices at December 31, 2000. Holding gains and losses on these investments are included as other accumulated comprehensive income in the statements of stockholders' equity. Short-term investments are investments with original maturities of greater than three months and remaining maturities of less than one year, or investments that are reasonably expected to be realized in cash or consumed in operations over the next year.

       INVENTORY--Inventory consists of food, beverage and restaurant supplies and is stated at the lower of cost (first-in, first-out method) or market value.

       PROPERTY--Property is stated at cost. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the assets or the remaining lease term, whichever is less. The Company capitalizes costs related to construction of new leased restaurant facilities. The lives for equipment are 3-7 years and for building and leasehold improvements, 5-20 years.

                            RUBIO'S RESTAURANTS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
     YEARS ENDED DECEMBER 27, 1998, DECEMBER 26, 1999 AND DECEMBER 31, 2000


1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

       The Company periodically assesses its ability to recover the carrying value of its long-lived assets. If management concludes that the carrying value will not be recovered, an impairment write-down is recorded to reduce the asset to its estimated fair value.

       In the fourth quarter of fiscal year 2000, in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," the Company recorded a loss of $2.2 million on long-lived assets where circumstances indicated that the assets were impaired based on the expected future cash flows of certain restaurant locations. Impairment is reviewed at the lowest levels for which there are identifiable cash flows that are independent of the cash flows of other groups of assets. In the Company's circumstances, such analysis is performed on an individual restaurant basis. The impairment charge was the difference between the carrying value and the estimated fair value of the assets. The Company currently plans to continue to operate these stores to the end of their lease terms.

       DEFERRED RENT--Rent expense on operating leases with scheduled or minimum rent increases is expensed on the straight-line basis over the lease terms. Deferred rent represents the excess of rent charged to expense over rent payable under the lease agreement.

       USAGE ALLOWANCE--The Company receives payments in arrears from the Company's beverage suppliers under the suppliers' marketing allowance programs and records such amounts as a receivable. The Company recognizes the usage allowance as a reduction to cost of sales based on the actual quantity purchased on a monthly basis.

       REVENUE RECOGNITION---Revenue recognition consists of the following:

       RESTAURANT SALES: Revenues from the operation of Company-owned restaurants are recognized when sales occur.

       FRANCHISE REVENUE: Franchise revenue is comprised of 1) area development fees, 2) new store opening fees and 3) royalties. All fees received from franchised operations are included in revenue as earned. Area development fees are recognized as revenue on the occurrence of certain deliverables: 1) 50% at the time an initial comprehensive analysis of the entire market is delivered to the franchisee and 2) 50% ratably recognized as an updated analysis per restaurant site is delivered. New store opening fees are recognized as revenue in the month a franchisee location opens. Royalties from franchised restaurants are recorded in revenue as earned.

       STORE PRE-OPENING EXPENSES--Costs incurred in connection with the training of personnel and promotion of new store openings are expensed as incurred.

       ADVERTISING--Advertising costs incurred to produce media advertising for new campaigns are expensed in the year in which the advertising first takes place. Other advertising costs are expensed when incurred. Advertising costs included in restaurant labor, occupancy and other expenses totaled $1.4 million, $2.1 million and $3.2 million, respectively, for fiscal years 1998, 1999 and 2000.

       STOCK-BASED COMPENSATION--The Company follows SFAS No. 123, "Accounting for Stock-Based Compensation." SFAS No. 123 encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting

                            RUBIO'S RESTAURANTS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
     YEARS ENDED DECEMBER 27, 1998, DECEMBER 26, 1999 AND DECEMBER 31, 2000


1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the fair value of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock.

       CONCENTRATION OF CREDIT RISK--The Company invests its excess cash in money market accounts and debt securities. The Company has not experienced any material losses on its cash accounts or other investments.

       EARNINGS PER SHARE--Basic earnings per share is computed by dividing net income or loss attributable to common stockholders by the weighted average of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock (convertible preferred stock, warrants to purchase common stock and common stock options using the treasury stock method) were exercised or converted into common stock. Potential common shares in the diluted earnings per share computation are excluded where their effect would be antidilutive.

       RECENT ACCOUNTING PRONOUNCEMENTS--In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133, as amended, establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires an entity to recognize all derivatives as either assets or liabilities on the balance sheet and measure those instruments at fair value. The new standard became effective for the Company on January 1, 2001. At present, the Company does not hold any derivative instruments nor does it engage in hedging activities. The initial adoption of SFAS No. 133 did not have a material effect on the Company's consolidated financial position or the results of operations.

       In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements," which summarized the SEC's interpretation of applying accounting principles generally accepted in the United States of America to revenue recognition in the financial statements. SAB No. 101 was subsequently amended in June 2000 and became effective in fiscal 2000. Based on the Company's current revenue recognition policies, the adoption of SAB No. 101, as amended, did not have a material impact on the Company's consolidated financial position or the results of operations.

       In March 2000, the Financial Accounting Standards Board issued Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation - an Interpretation of APB No. 25" ("FIN No. 44"). FIN No. 44 clarifies the application of APB Opinion No. 25 for certain issues including:
(a) the definition of employee for purposes of applying APB Opinion No. 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan,
(c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. FIN No. 44 took effect July 1, 2000. The adoption of FIN No. 44 did not have a material effect on the Company's consolidated financial position or the results of operations.

                            RUBIO'S RESTAURANTS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
     YEARS ENDED DECEMBER 27, 1998, DECEMBER 26, 1999 AND DECEMBER 31, 2000


2. BALANCE SHEET DETAILS as of December 26, 1999 and December 31, 2000, respectively (in thousands):


                                                                                        1999                 2000
                                                                                   ----------------    -----------------
OTHER RECEIVABLES:
   Tenant improvement receivables                                                    $     384            $    604
   Beverage usage receivable                                                                 -                 248
   Accrued interest receivable                                                             166                 133
   Other                                                                                    29                 153
                                                                                   ----------------    -----------------
Total                                                                               $      579            $  1,138
                                                                                   ================    =================

PROPERTY-at cost:
   Building and leasehold improvements                                               $  17,308           $  24,843
   Equipment and furniture                                                              17,395              23,862
   Construction in process and related costs                                             1,586               1,545
                                                                                   ----------------    -----------------
                                                                                        36,289              50,250
   Less: accumulated depreciation and amortization                                      (8,366)            (12,333)
                                                                                   ----------------    -----------------
Total                                                                                $  27,923           $  37,917
                                                                                   ================    =================

OTHER ASSETS:
   Long-term deposits                                                                $     366           $     328
   Other                                                                                    73                  98
                                                                                   ----------------    -----------------
Total                                                                                $     439           $     426
                                                                                   ================    =================

ACCRUED EXPENSES AND OTHER LIABILITIES:
   Compensation                                                                      $   1,161           $     992
   Sales taxes                                                                             499                 877
   Vacation pay                                                                            300                 445
   Other deferred income                                                                     -                 150
   Unearned usage allowance                                                                 95                  47
   Other                                                                                   517                 848
                                                                                   ----------------    -----------------
Total                                                                                $   2,572           $   3,359
                                                                                   ================    =================


INVESTMENTS:
   Corporate bonds                                                                   $   6,177         $     5,403
   Mortgage and asset-backed securities                                                  2,645               1,211
   Commercial paper                                                                      2,371                 499
   Tax free municipals                                                                   1,761                 254
   Municipal bonds                                                                       1,503                 350
   U.S. Treasury notes                                                                   1,121                   -
   Agencies                                                                                342                   -
                                                                                   ----------------    -----------------
                                                                                        15,920               7,717
   Less: current portion                                                                (7,376)             (6,809)
                                                                                   ----------------    -----------------
   Non-current                                                                       $   8,544           $     908
                                                                                   ================    =================


3.     CREDIT FACILITIES

       REVOLVING LINE OF CREDIT--On August 15, 2000, the Company amended its existing $7,500,000 revolving line of credit. The revolving line of credit, which was to mature in May 2001, has been increased to $12,000,000 with a maturity date of July 2004. The fee charged for any unused portion of the revolving line of credit as of December 31, 2000 was 0.375%. The fee charged on any unused portion of the revolving line of credit is based on certain leverage ratios and ranges from the lower of either a bank reference rate plus 1% - 2%, or an adjusted LIBOR rate plus 2.5% - 3.5% per annum (8.90% at December 31, 2000). As of December 31, 2000, there were no borrowings against the revolving line of credit, as amended.

        The revolving line of credit agreement contains various covenants including a fixed charge coverage ratio, minimum interest coverage ratio, and maximum total leverage ratio, and places certain restrictions on fixed asset purchases. The revolving line of credit restricts the payment of cash dividends and other stock redemptions or repurchases. Borrowings under the revolving line of credit are secured by the Company's assets.

                            RUBIO'S RESTAURANTS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
     YEARS ENDED DECEMBER 27, 1998, DECEMBER 26, 1999 AND DECEMBER 31, 2000


4.     COMMITMENTS AND CONTINGENCIES

       The Company leases restaurant and office facilities, vehicles, and office equipment under various operating leases expiring through 2014. The leases generally provide renewal options from three to ten years. Certain leases are subject to scheduled annual increases or minimum annual increases based upon the consumer price index, not to exceed specific maximum amounts. Certain leases have built-in contingent percentage rents based upon sales, and other leases pass through common area charges to the Company. Rental expense under these operating leases was $3,545,546, $5,350,047 and $7,788,284 for fiscal years 1998, 1999 and 2000, respectively. Contingent percentage rent based on sales included in rental expense was $122,125, $195,102 and $273,399 for fiscal years 1998, 1999 and 2000, respectively.

       Future minimum annual lease commitments, as of December 31, 2000, are as follows (in thousands):


FISCAL YEAR
-----------
2001                                                           $      8,314
2002                                                                  8,259
2003                                                                  8,262
2004                                                                  8,206
2005                                                                  8,100
Thereafter                                                           26,535
                                                               -----------------
                                                               $     67,676
                                                               =================


       EMPLOYEE SAVINGS PLAN--The Company has a defined contribution benefit 401(k) plan. This plan allows eligible employees to contribute a percentage of their salary, subject to annual limits. The Company matches 25% of each eligible employee's contributions up to 6% of gross salary. The Company's contributions vest over a five-year period. The Company contributed $43,573, $42,913 and $48,424 for fiscal years 1998, 1999 and 2000.

5.     INCOME TAXES

       The Company accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes." Under SFAS No. 109, the deferred tax benefit (provision) is determined under the liability method. Under this method, deferred tax assets and liabilities are recognized based on differences between the financial statements and tax basis of assets and liabilities using presently enacted tax rates.

       The components of income tax expense for the years ended December 27, 1998, December 26, 1999 and December 31, 2000 are as follows (in thousands):


                                                                     1998                1999                 2000
                                                               -----------------    ----------------    -----------------
Federal (expense) benefit:
   Current                                                        $     (307)         $      (736)      $      (312)
   Deferred                                                              368                 (134)              437
State (expense) benefit:
   Current                                                              (105)                (246)              (53)
   Deferred                                                              110                   (1)               89
                                                               -----------------    ----------------    -----------------
Total income tax benefit (expense)                                $       66          $    (1,117)      $       161
                                                               =================    ================    =================


       The income tax benefit (expense) differs from the Federal statutory rate because of the effect of the following items for the years ended December 27, 1998, December 26, 1999 and December 31, 2000:


                                                                     1998                1999                 2000
                                                               -----------------    ----------------    -----------------
Statutory rate                                                     (35.0)%                (34.0)%              34.0%
State income taxes, net of Federal benefit                          (5.9)                  (5.9)                6.0
Non-deductible items                                                 (.9)                   (.3)               (2.6)
Valuation allowance                                                 53.2                      -                   -
Other                                                               (3.6)                   (.1)                3.7
                                                               -----------------    ----------------    -----------------
Effective tax benefit (expense) rate                                 7.8%                 (40.3)%              41.1%
                                                               =================    ================    =================


                            RUBIO'S RESTAURANTS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
     YEARS ENDED DECEMBER 27, 1998, DECEMBER 26, 1999 AND DECEMBER 31, 2000


5.     INCOME TAXES (continued)

       Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting and the amounts used for income tax purposes.

       The tax effects of items comprising the Company's net deferred tax assets as of December 26, 1999 and December 31, 2000 are as follows (in thousands):


                                                                                        1999                 2000
                                                                                   ----------------    -----------------
Deferred rent                                                                            $  475               $ 650
Federal credits                                                                             148                 216
Reserves currently not deductible                                                           231                 162
Deferred compensation                                                                        37                  59
State taxes                                                                                 (37)                (67)
Difference between book and tax basis of property                                          (462)                (58)
Unrealized gain on investments                                                              (20)                 (8)
Other                                                                                       (49)                (91)
                                                                                   ----------------    -----------------
Net deferred tax asset                                                                   $  323               $ 863
                                                                                   ================    =================
Net current (liability) asset                                                            $   50               $  (6)
                                                                                   ================    =================
Net non-current asset                                                                    $  273               $ 869
                                                                                   ================    =================


       The Company has Federal credit carryforwards available to offset future tax liabilities of $216,000.

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

7.     STOCKHOLDERS' EQUITY

       INITIAL PUBLIC OFFERING--The Company completed its initial public offering (the "Offering") on May 21, 1999. The Offering resulted in the issuance of 2,486,748 shares of our common stock at $10.50 per share, resulting in net proceeds to us of approximately $23.5 million. In connection with the offering, 39,555 shares of our common stock were issued upon the exercise of certain outstanding warrants.

       COMMON STOCK--Holders of common stock are entitled to one vote per share. The rights of the common stock are subject to prior rights of the preferred stock.

                            RUBIO'S RESTAURANTS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
     YEARS ENDED DECEMBER 27, 1998, DECEMBER 26, 1999 AND DECEMBER 31, 2000


7.     STOCKHOLDERS' EQUITY (continued)

       DEBT ISSUE COSTS--In connection with the revolving line of credit (see
Note 3), we issued a warrant to purchase up to 45,000 shares of the Company's common stock (subject to adjustment under a formula defined in the warrant). The warrant is exercisable under certain specified conditions. The warrant term extends until the earlier of December 31, 2002 or the business day preceding an acquisition. The exercise price is $7.19454 per share. The fair value of the warrant upon date of issuance was not material.

       STOCK OPTIONS AND PURCHASE PLANS

       i) 1995 STOCK OPTION/STOCK ISSUANCE PLAN--On May 30, 1996, the stockholders of the Company approved the 1995 Stock Option/Stock Issuance Plan (the "1995 Plan"). The 1995 Plan supersedes and incorporates all options outstanding under the 1993 Stock Option Plan. The 1995 Plan provides for the issuance of incentive and nonstatutory options and for the purchase of common stock for eligible individuals. The Board of Directors administers the 1995 Plan.

       Each option granted under the 1995 Plan has a maximum term of either five or ten years (depending on stock ownership) and is subject to earlier termination in the event of the optionee's termination of service. The 1995 Plan was incorporated into the 1999 Stock Incentive Plan.

       ii) 1998 STOCK OPTION/STOCK ISSUANCE PLAN--On March 27, 1998, the stockholders of the Company approved the 1998 Stock Option/Stock Issuance Plan (the "1998 Plan"). The 1998 Plan provides for the issuance of incentive and nonstatutory options and for the purchase of common stock for eligible individuals. The Board of Directors administers the 1998 Plan. The stock issuable under the 1998 Plan is shares of authorized but unissued or reacquired stock.

       Each option granted under the 1998 Plan has a maximum term of either five or ten years (depending on stock ownership) and is subject to earlier termination in the event of the optionee's termination of service. The 1998 Plan was incorporated into the 1999 Stock Incentive Plan.

       iii) 1999 STOCK INCENTIVE PLAN--On March 18, 1999 and March 24, 1999, the Board of Directors and the stockholders, respectively, of the Company approved the 1999 Stock Incentive Plan (the "1999 Plan"). All outstanding options under the 1995 Stock Option/Stock Issuance Plan and the 1998 Stock Option/Stock Issuance Plan (collectively, the "predecessor plans") are incorporated into the 1999 Plan. No further grants will be made under the predecessor plans. Except as otherwise noted below, new grants made under the 1999 Plan have substantially the same terms as options previously granted under the predecessor plans.

       The stock issuable under the 1999 Plan shall be shares of authorized but unissued or reacquired common stock, including shares repurchased by the Company on the open market. A total of 1,390,091 shares of common stock have been authorized for issuance under the 1999 Plan, which includes the shares subject to outstanding options under the predecessor plans. The number of shares of common stock reserved for issuance under the 1999 Plan will automatically increase on the first trading day in January each year, beginning in calendar year 2000. The increase will be equal to 3% of the total number of shares of common stock outstanding as of the last trading day in December of the preceding year, not to exceed 450,000 shares in any given year. In

                            RUBIO'S RESTAURANTS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
     YEARS ENDED DECEMBER 27, 1998, DECEMBER 26, 1999 AND DECEMBER 31, 2000


7.     STOCKHOLDERS' EQUITY (continued)

addition, no participant in the 1999 Plan may be granted stock options, separately exercisable stock appreciation rights and direct stock issuances for more than 500,000 shares of common stock in the aggregate per calendar year. Each option shall have a maximum term of either five or ten years, depending on the related program, and is subject to earlier termination in the event of the optionee's termination of service.

       The 1999 Plan is divided into five separate components: (1) the discretionary option grant program, (2) the stock issuance program, (3) the salary investment option grant program, (4) the automatic option grant program, and (5) the director fee option grant program.

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

       3) The salary investment option grant program, if activated, would be available to executive officers and other highly compensated eligible employees. The participants may elect, prior to the start of a calendar year, to reduce their base salary by a specific dollar amount not less than $10,000 nor more than $50,000. The options will be exercisable at a price equal to one-third of the fair market value of the common stock at grant date. The options will vest monthly for one year and are subject to full and immediate vesting upon certain changes in ownership of the Company.

       4) The automatic option grant program is available to non-employee board members. Eligible individuals will automatically receive an option grant for 25,000 shares on the date of joining the board providing that they have not been previously employed by the Company. In addition, at the date of each annual meeting of stockholders, each non-employee board member will automatically be granted an option to purchase 5,000 shares of common stock, provided that the individual has served on the board for at least six months. All grants under the automatic option grant program vest immediately upon issuance. The exercise price per share shall be equal to 100% of the fair market value of the common stock on the date of grant.

       5) The director fee option grant program allows, if activated, for non-employee board members to apply any of their annual retainer fees to the acquisition of a special option grant. The options will be exercisable at a price equal to one-third of the fair market value of the common stock at the grant date. The options will vest monthly for one year and are subject to full and immediate vesting upon certain changes in ownership of the Company.

                            RUBIO'S RESTAURANTS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
     YEARS ENDED DECEMBER 27, 1998, DECEMBER 26, 1999 AND DECEMBER 31, 2000


7.     STOCKHOLDERS' EQUITY (continued)

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

       The following is a summary of stock option activity for fiscal 1998, 1999 and 2000:


                                                                              Shares                       Weighted
                                                               -------------------------------------       Average
                                                                   Options                                 Exercise
                                                                Available for           Options            Price Per
                                                                    Grant             Outstanding            Share
                                                               -----------------    ----------------    -----------------
Balance at December 29, 1997                                         89,793              224,650             $1.33
   Authorized                                                       150,000                    -                -
   Granted                                                         (137,140)             137,140              2.63
   Exercised                                                              -              (38,043)             1.39
   Forfeited                                                         43,207              (43,207)             1.75
                                                               -----------------    ----------------
Balance at December 27, 1998                                        145,860              280,540              1.96
   Authorized                                                       700,000                    -                -
   Granted                                                         (405,950)             405,950              9.72
   Exercised                                                              -              (33,987)             1.57
   Forfeited                                                         61,215              (61,215)             5.77
                                                               -----------------    ----------------
Balance at December 26, 1999                                        501,125              591,288              6.77
   Authorized                                                       266,153                    -                -
   Granted                                                         (699,620)             699,620              7.09
   Exercised                                                              -              (22,665)             1.68
   Forfeited                                                        229,009             (229,009)             7.61
                                                               -----------------    ----------------
Balance at December 31, 2000                                        296,667            1,039,234              6.91
                                                               =================    ================
Exercisable, December 27, 1998                                                            92,585              1.46
                                                                                    ================
Exercisable, December 26, 1999                                                           178,702              4.09
                                                                                    ================
Exercisable, December 31, 2000                                                           318,536              5.91
                                                                                    ================


       The Company applies APB Opinion No. 25 and related Interpretations in accounting for its employee stock option plans (see Note 1). Under APB Opinion No. 25, the Company will record compensation expense resulting from the difference between the respective grant price per share and the estimated fair market value of the common stock at the dates of grant. Total deferred

                            RUBIO'S RESTAURANTS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
     YEARS ENDED DECEMBER 27, 1998, DECEMBER 26, 1999 AND DECEMBER 31, 2000


7.     STOCKHOLDERS' EQUITY (continued)

compensation for fiscal 1998 grants was $300,540 and will be recorded ratably over the vesting period of the respective options. The Company recorded $22,881, $64,532 and $49,488 of deferred compensation expense associated with these option grants for fiscal years 1998, 1999 and 2000, respectively.

       The following table summarizes the impact on the Company's net (loss) income had compensation cost been determined based upon the fair value at the grant date for awards under the stock option plans consistent with the methodology prescribed under SFAS No. 123 (in thousands, except per share data):


                                                                                     Fiscal Years
                                                               ----------------------------------------------------------
                                                                     1998                1999                 2000
                                                               -----------------    ----------------    -----------------
Net (loss) income attributable to common stockholders:
     Basic                                                        $      568          $     1,513         $      (231)
     Diluted                                                             915                1,651                (231)
As adjusted under SFAS No. 123:
   Net (loss) income:
     Basic                                                        $      520          $     1,228         $      (716)
     Diluted                                                             868                1,366                (716)
  Net (loss) income per share:
     Basic                                                        $     0.50          $      0.21         $     (0.08)
     Diluted                                                            0.14                 0.17               (0.08)


       The weighted average fair value at the date of grant for options granted during 1998, 1999 and 2000 was $0.57, $5.59 and $4.74 per share, respectively. The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:


                                                                                     Fiscal Years
                                                               ----------------------------------------------------------
                                                                     1998                1999                 2000
                                                               -----------------    ----------------    -----------------
Expected dividend                                                 None                  None                None
Expected stock price volatility                                   None                  57%                 80%
Risk-free interest rate                                           5.60%                 5.14%               5.88%
Assumed forfeiture rate                                           10%                   15%                 15%
Expected lives of options                                         5 years               5 years             5 years


       The estimated fair value of options granted is subject to the assumptions made and if the assumptions changed, the estimated fair value amounts could be significantly different.

       The following table summarizes information as of December 31, 2000 concerning currently outstanding and exercisable options:


                                                 Options Outstanding                         Options Exercisable
                                   -------------------------------------------------    -------------------------------
                                                        Weighted
                                                        Average         Weighted                           Weighted
                                                       Remaining         Average                            Average
                                       Number         Contractual       Exercise            Number         Exercise
    Range of Exercise Prices         Outstanding      Life (Years)        Price           Exercisable        Price
---------------------------------- ---------------- ----------------- --------------    ---------------- --------------
$1.00----$2.00...............           163,050            6           $    1.65             132,998        $    1.60
$4.00----$9.00...............           654,574            9           $    7.11              99,482        $    7.97
$10.00--$10.00...............           213,200            8           $   10.00              83,114        $   10.00
$15.00--$15.60...............             8,410            8           $   15.24               2,942        $   15.23
                                   ----------------                                     ----------------
                                      1,039,234                        $    6.91             318,536        $    5.91
                                   ================                                     ================


                            RUBIO'S RESTAURANTS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
     YEARS ENDED DECEMBER 27, 1998, DECEMBER 26, 1999 AND DECEMBER 31, 2000


8.     EARNINGS PER SHARE

       Reconciliation of basic and diluted earnings per share in accordance with SFAS No. 128 (see Note 1) is as follows (in thousands, except per share data):


                                                                                     Fiscal Years
                                                               ----------------------------------------------------------
                                                                     1998                1999                 2000
                                                               -----------------    ----------------    -----------------
Numerator
   Basic:
     Net (loss) income                                             $     915            $   1,651           $    (231)
     Accretion on redeemable convertible preferred stock                (347)                (138)                  -
                                                               -----------------    ----------------    -----------------
         Net (loss) income attributable to common
         stockholders                                                    568                1,513                (231)

   Diluted:
     Reversal of accretion on redeemable convertible
       preferred stock                                                   347                  138                   -
                                                               -----------------    ----------------    -----------------
         Net (loss) income attributable to common
         stockholders                                              $     915            $   1,651           $    (231)
                                                               =================    ================    =================



                                                                                     Fiscal Years
                                                               ----------------------------------------------------------
                                                                     1998                1999                 2000
                                                               -----------------    ----------------    -----------------
Denominator
   Basic:
     Weighted average common shares
       outstanding                                                    1,033                5,741               8,883


   Diluted:
     Effect of dilutive securities:
       Common stock options                                             122                  241                   -
       Conversion of convertible preferred stock                      5,263                2,112                   -
                                                               -----------------    ----------------    -----------------
       Total weighted average common and potential common
         shares outstanding                                           6,418                8,094               8,883
                                                               =================    ================    =================

 (Loss) earnings per share:
   Basic                                                              $0.55                $0.26              $(0.03)
   Diluted                                                            $0.14                $0.20              $(0.03)


       In fiscal year 2000, the Company excluded the effect of 141,966 common stock options in the calculation of diluted earnings per share as the affect would be antidilutive.

9.     SEGMENTED INFORMATION

       The Company owns and operates high-quality, quick-service Mexican restaurants under the name "Rubio's Baja Grill," with restaurants primarily in California, Arizona, Nevada, Colorado and Utah. In accordance with SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," the Company currently considers its business to consist of one reportable operating segment.

10.    SUBSEQUENT EVENTS

       STOCK OPTIONS--On January 23, 2001, non-qualified stock options were granted to purchase 206,916 shares of common stock at $4.6875 per share, subject to five-year vesting.

                            RUBIO'S RESTAURANTS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
     YEARS ENDED DECEMBER 27, 1998, DECEMBER 26, 1999 AND DECEMBER 31, 2000


11.    QUARTERLY FINANCIALS (UNAUDITED)

       Summarized unaudited quarterly financial data (in thousands, except income per share) for fiscal 2000 and 1999 was as follows:


                                                                              Fiscal 2000
                                                  ---------------------------------------------------------------------
                                                         First             Second             Third           Fourth
                                                         Quarter           Quarter           Quarter          Quarter
Total revenues                                          $19,929            $23,462           $26,324          $25,978
Income(loss) from operations                            $   249            $   947           $ 1,061          $(3,330)
Net income(loss)                                        $   269            $   701           $   707          $(1,908)
Basic net income (loss) per share                       $  0.03            $  0.08           $  0.08          $ (0.21)
Diluted net income (loss) per share                     $  0.03            $  0.08           $  0.08          $ (0.21)



                                                                              Fiscal 1999
                                                  ---------------------------------------------------------------------
                                                         First             Second             Third           Fourth
                                                         Quarter           Quarter           Quarter          Quarter
Total revenues                                         $14,383              $16,322          $19,729           $17,420
Income from operations                                 $    72              $   603          $ 1,574           $    22
Net income                                             $    45              $   394          $ 1,090           $   122
Basic net income (loss) per share                      $ (0.04)             $  0.08          $  0.12           $  0.01
Diluted net income (loss) per share                    $ (0.04)             $  0.05          $  0.12           $  0.01


       The sum of the quarterly earnings per share amounts do not equal the annual amount as the calculations are performed individually each quarter.