Form 10-Q
period 2001-04-01
RUBIOS RESTAURANTS INC
filed 2001-05-16
CIK 1082423

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 1, 2001

or

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 000-26125

RUBIO'S RESTAURANTS, INC.
(Exact Name of Registrant as Specified in Its Charter)

DELAWARE (State or Other Jurisdiction of Incorporation or Organization)	33-0100303 (I.R.S. Employer Identification Number)

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

(1) Yes /x/  No / /    (2) Yes /x/  No / /

As of April 13, 2001 there were 8,921,993 shares of the Registrant's common stock, par value $0.001 per share, outstanding.

RUBIO'S RESTAURANTS, INC.

TABLE OF CONTENTS

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

RUBIO'S RESTAURANTS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	December 31, 2000	April 1, 2001
	(see note)	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,311	$4,149
Short-term investments	6,809	3,472
Other receivables	1,138	1,005
Income taxes receivable	288	391
Inventory	2,020	2,329
Prepaid expenses	581	537

Total current assets	12,147	11,883
INVESTMENTS	908	780
PROPERTY — net	37,917	39,392
OTHER ASSETS	426	418
DEFERRED INCOME TAXES	869	869

TOTAL	$52,267	$53,342

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$4,328	$4,037
Accrued expenses and other liabilities	3,359	4,733
Deferred income taxes	6	13

Total current liabilities	7,693	8,783
DEFERRED RENT	1,518	1,594
DEFERRED FRANCHISE INCOME	100	97

Total liabilities	9,311	10,474

COMMITMENTS AND CONTINGENCIES (NOTE 3)
STOCKHOLDERS' EQUITY:
Preferred Stock, $.001 par value, 5,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $.001 par value, 75,000,000 shares authorized, 8,894,440 issued and outstanding in 2000, and 8,921,993 issued and outstanding in 2001	9	9
Paid-in capital	41,394	41,439
Deferred compensation	137	149
Accumulated other comprehensive income	8	17
Retained earnings	1,408	1,254

Total stockholders' equity	42,956	42,868

TOTAL	$52,267	$53,342

Note: The balance sheet for the period ended December 31, 2000 is derived from audited financial statements and is in accordance with accounting principles generally accepted in the United States of America. Entire footnotes for that audited period are not included in this report.

See notes to consolidated financial statements-unaudited.

RUBIO'S RESTAURANTS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS—UNAUDITED

(In thousands, except per share data)

	For the 13 Weeks Ended
	March 26, 2000	April 1, 2001
REVENUE:
Restaurant sales	$19,929	$26,548
Franchise revenue	—	30

TOTAL REVENUE	19,929	26,578

COSTS AND EXPENSES:
Cost of sales	5,865	7,478
Restaurant labor, occupancy and other	10,432	15,380
General and administrative expenses	2,294	2,717
Depreciation and amortization	902	1,219
Pre-opening expenses	187	141

TOTAL COSTS AND EXPENSES	19,680	26,935

OPERATING (LOSS) INCOME	249	(357)

OTHER INCOME (EXPENSE):
Interest and investment income	225	119
Interest expense	(22)	(19)
Loss on disposal/sale of property	(3)	—

Other income — net	200	100

(LOSS) INCOME BEFORE INCOME TAXES	449	(257)
INCOME TAX BENEFIT (EXPENSE)	(180)	103

NET (LOSS) INCOME	$269	$(154)

NET (LOSS) INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS:
Basic	$269	$(154)

Diluted	$269	$(154)

NET (LOSS) INCOME PER SHARE:
Basic	$0.03	$(0.02)

Diluted	$0.03	$(0.02)

SHARES USED IN CALCULATING NET (LOSS) INCOME PER SHARE:
Basic	8,874	8,911

Diluted	9,021	8,911

See notes to consolidated financial statements-unaudited.

RUBIO'S RESTAURANTS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS—UNAUDITED

(In thousands)

	For the 13 Weeks Ended
	March 26, 2000	April 1, 2001
OPERATING ACTIVITIES:
Net (loss) income	$269	$(154)
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	902	1,219
Deferred compensation	15	12
Loss on disposal/sale of property	3	—
Changes in assets and liabilities:
Other receivables	52	133
Income taxes receivable	—	(103)
Inventory	(428)	(309)
Prepaid expenses	(304)	44
Other assets	18	8
Deferred income taxes	—	7
Accounts payable	357	(291)
Accrued expenses and other liabilities	(347)	1,374
Income taxes payable	177	—
Deferred rent	87	76
Deferred franchise income	—	(3)

Cash provided by operating activities	801	2,013

INVESTING ACTIVITIES:
Proceeds from sale of property	—	307
Purchase of property	(2,990)	(3,001)
Purchases of investments	(7,567)	(5,223)
Sales and maturities of investments	10,814	8,697

Cash provided by investing activities	257	780

FINANCING ACTIVITIES:
Proceeds from exercise of common stock options	11	45
Other	(2)	—

Cash provided by financing activities	9	45

INCREASE IN CASH AND CASH EQUIVALENTS	1,067	2,838
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	3,459	1,311

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$4,526	$4,149

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for income taxes — net	$3	$—

See notes to consolidated financial statements-unaudited.

RUBIO'S RESTAURANTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—UNAUDITED

1. BASIS OF PRESENTATION

    The accompanying consolidated financial information has been prepared by Rubio's Restaurants, Inc. and its wholly-owned subsidiary, Rubio's Restaurants of Nevada, Inc. (collectively, the "Company") without audit, in accordance with the instructions to Form 10-Q and therefore does not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America.

    UNAUDITED INTERM FINANCIAL DATA — In the opinion of management, the unaudited consolidated financial statements for the interim periods presented reflect all adjustments, consisting of only normal recurring accruals, necessary for a fair presentation of the financial position and results of operations as of and for such periods indicated. These consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes thereto for the fiscal year ended December 31, 2000 included in the Company's Form 10-K. Results for the interim periods presented herein are not necessarily indicative of results which may be reported for any other interim period or for the entire fiscal year.

    RECLASSIFICATION — Certain prior period amounts have been reclassified to conform to current period presentation. Specifically, the Company has reclassified approximately $82,000 of expenses attributable to credit card processing costs from general and administrative expenses to restaurant labor, occupancy and other for 2000 to conform to the 2001 presentation.

2. BALANCE SHEET DETAILS AS OF DECEMBER 31, 2000 AND APRIL 1, 2001, respectively (in thousands):

	2000	2001
OTHER RECEIVABLES:
Tenant improvement receivables	$604	$364
Beverage usage receivable	248	164
Accrued interest receivable	133	50
Other	153	427

Total	$1,138	$1,005

INVESTMENTS:
Corporate bonds	$5,403	$2,619
Tax-free municipals	254	850
Municipal bonds	350	530
Mortgage and asset-backed securities	1,211	253
Commercial paper	499	—

	7,717	4,252
Less: current portion	(6,809)	(3,472)

Non-current	$908	$780

PROPERTY — at cost:
Building and leasehold improvements	$24,843	$26,390
Equipment and furniture	23,862	24,404
Construction in process and related costs	1,545	1,682

	50,250	52,476
Less: accumulated depreciation and amortization	(12,333)	(13,084)

Total	$37,917	$39,392

OTHER ASSETS:
Long-term deposits	$328	$326
Other	98	92

Total	$426	$418

ACCRUED EXPENSES AND OTHER LIABILITIES:
Compensation	$992	$2,200
Sales taxes	877	811
Vacation pay	445	521
Unearned usage allowance	47	114
Other deferred income	150	81
Other	848	1,006

Total	$3,359	$4,733

3. COMMITMENTS AND CONTINGENCIES

    REVOLVING LINE OF CREDIT — As of April 1, 2001, the Company had available a $12,000,000 revolving line of credit with a maturity date of July 2004.  The credit line bears interest based on certain leverage ratios and ranges from the lower of a bank reference rate plus 1%—2%, or an adjusted London Interbank Offered Rate plus 2.5%—3.5% per annum. The Company pays a commitment fee on the unused portion of the credit line. In addition, the availability of the credit line is subject to maintaining certain financial covenants. There were no borrowings against the credit line as of December 31, 2000 and April 1, 2001.

    UTILITY COSTS — A utility company in California has been required to cap its charge per unit of electricity to its customers including, a number of the Company's locations leaving any overages to be kept in a "compensating balancing account" that may or may not be payable in the future. At this time, the Company believes that given the uncertainties surrounding future governmental and regulatory decisions related to this "compensating balancing account," the ultimate liability is not readily determinable or estimable and it is not probable that the amount will be payable. Therefore, in accordance with Statement of Financial Accounting Standards ("SFAS") No. 5, "Accounting for Contingencies," the Company has not accrued for it.

4. EARNINGS PER SHARE

    Reconciliation of basic and diluted earnings per share in accordance with SFAS No. 128, "Earnings Per Share," is as follows (in thousands, except per share data):

	13 Weeks Ended
	March 26, 2000	April 1, 2001
Numerator
Basic:
Net (loss) income attributable to common stockholders	$269	$(154)

Diluted:
Net (loss) income attributable to common stockholders	$269	$(154)

Denominator
Basic:
Weighted average common shares outstanding	8,874	8,911
Diluted:
Effect of dilutive securities:
Common stock options	147	—

Total weighted average common and potential common shares outstanding	9,021	8,911

(Loss) earnings per share:
Basic	$0.03	$(0.02)

Diluted	$0.03	$(0.02)

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

OVERVIEW

    We opened our first restaurant under the name "Rubio's, Home of the Fish Taco" in 1983 and grew steadily through 1994, at which time we operated 17 units. We accelerated the number of restaurant openings in recent years, going from six new restaurants in 1995 to 36 in 2000. As of December 31, 2000, we had 126 restaurants open. We have opened an additional four restaurants in the current quarter, bringing our total of restaurants open as of April 1, 2001 to 130.

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

    Revenues represent gross restaurant sales less coupons and other discounts and franchise revenue. Cost of sales is composed of food, beverage, and paper supply expense. Components of restaurant labor, occupancy and other expenses include direct hourly and management wages, bonuses, fringe benefit costs, rent and other occupancy costs, advertising and promotion, operating supplies, utilities, maintenance and repairs, and other operating expenses.

    General and administrative expenses include all corporate and administrative functions that support existing operations and provide infrastructure to facilitate our future growth. Components of this category include management, supervisory and staff salaries and employee benefits, travel, information systems, training, corporate rent, professional and consulting fees and franchise expense.

    Pre-opening expenses, which are expensed as incurred, consist of the costs of hiring and training the initial workforce, travel, the cost of food used in training, the cost of the initial stocking of operating supplies and other direct costs related to opening.

RESULTS OF OPERATIONS

    All comparisons under this heading between 2000 and 2001 refer the 13-week period ended March 26, 2000 and the 13-week period ended April 1, 2001, respectively, unless otherwise indicated.

    Our operating results, expressed as a percentage of revenue, were as follows:

	13 Weeks Ended
	March 26, 2000	April 1, 2001
Revenue (1)	100.0%	100.0%
Costs and expenses:
Cost of sales	29.4	28.2
Restaurant labor, occupancy and other	52.4	57.9
General and administrative expenses (2)	11.5	10.2
Depreciation and amortization	4.5	4.6
Pre-opening expenses	0.9	0.5

Operating (loss) income	1.3	(1.4)

Other income (expense):
Interest income (expense), net	1.0	0.4
Loss on disposal/sale of property	—	—

Total other income, net	1.0	0.4

(Loss) income before income taxes	2.3	(1.0)
Income tax benefit (expense)	(0.9)	0.4

Net (loss) income	1.4%	(0.6)%

(1)
Includes $30,000 in franchise revenue for the 13 weeks ended April 1, 2001.
(2)
Includes $50,000 and $88,000 in franchise expense for the 13 weeks ended March 26, 2000 and April 1, 2001, respectively.

13 WEEKS ENDED APRIL 1, 2001 COMPARED TO THE 13 WEEKS ENDED MARCH 26, 2000

    Results of operations reflect 13 weeks of operations for 126 restaurants and partial period operations for 4 restaurants for the 13 weeks ended April 1, 2001. Results of operations also reflect 13 weeks of operations for 90 restaurants and a partial period of operations for 6 restaurants for the 13 weeks ended March 26, 2000.

    REVENUE.  Revenue increased $6.7 million or 33.4%, to $26.6 million for the 13 weeks ended April 1, 2001 from $19.9 million for the 13 weeks ended March 26, 2000. The increase in 2001 was due in part to $6.6 million in sales generated by a full quarter of operations from units opened in 2000, 1999 and 1998 that were not yet in our comparable unit base. Units enter the comparable store base after 15 full months of operation. Total sales from all units that comprise our comparable base increased $0.3 million. Comparable unit sales for the quarter increased $310,000, or 1.7%.  The positive increase in comparable store sales was primarily due to a 5.8% increase in the average check amount, offset by a 3.9% decrease in transactions. Average check increased primarily as a result of a price increase of 4.5% that was implemented on January 1st of 2001.

    COST OF SALES.  Cost of sales as a percentage of restaurant sales decreased to 28.2% in the 13 weeks ended April 1, 2001 from 29.4% in the 13 weeks ended March 26, 2000. The decrease was primarily due to the previously mentioned price increase that leveraged food cost as well as implementing new portioning tools that produce our food more consistently. We were also able to work with our suppliers to reduce some of our commodity prices. In addition, some menu item components were changed that also had a favorable impact on product cost. Offsetting these savings were the higher cost burrito upgrades we made in the summer of 2000.

    RESTAURANT LABOR, OCCUPANCY AND OTHER.  Restaurant labor, occupancy, and other increased as a percentage of restaurant sales to 57.9% for the 13 weeks ended April 1, 2001 from 52.4% in the 13 weeks ended March 26, 2000. The increase as a percentage of sales is due in part to an increase in total direct and related labor costs of approximately 3.2%. These labor increases were due to expected inefficiencies in the new stores, increasing mix of stores located in newer markets which have on average lower initial annual sales volumes than our mature markets and overall wage inflation. Also contributing to the higher labor related costs was the more than doubling of workers' compensation in California. Higher utility costs in California resulted in a 0.7% increase in utility costs in the current quarter. Lastly, increased occupancy costs of 0.8%, increased advertising costs of 0.7% and operating supplies of 0.1% also contributed to the cost increases from prior year.

    GENERAL AND ADMINISTRATIVE EXPENSES.  General and administrative expenses increased to $2.7 million for the 13 weeks ended April 1, 2001 from $2.3 million for the 13 weeks ended March 26, 2000. As a percentage of restaurant sales, general and administrative expenses decreased to 10.2% for the 13 weeks ended April 1, 2001 from 11.5% for the 13 weeks ended March 26, 2000. The decrease was primarily due to the leveraging of our expanding revenue base.

    DEPRECIATION AND AMORTIZATION.  Depreciation and amortization expenses increased to $1.2 million in the 13 weeks ended April 1, 2001 from $0.9 million in the 13 weeks ended March 26, 2000. The $0.3 million increase was primarily due to the additional depreciation on the 36 new units opened during 2000 and the 4 new units opened during 2001. As a percentage of restaurant sales, depreciation and amortization increased to 4.6% for the 13 weeks ended April 1, 2001 versus 4.5% for the 13 weeks ended March 26, 2000.

    PRE-OPENING EXPENSES.  Pre-opening expenses decreased to $141,000 for the 13 weeks ended April 1, 2001 from $187,000 for the 13 weeks ended March 26, 2000. The decrease was due in part to opening four units in the 13 weeks ended April 1, 2001 versus opening six locations in the 13 weeks ended March 26, 2000. The average pre-opening cost per new unit opening was higher in the current year quarter due to opening two out of the four locations in our new San Francisco market.

    INTEREST INCOME (EXPENSE), NET.  Net interest income decreased to $100,000 for the 13 weeks ended April 1, 2001 from $200,000 in net interest income for the 13 weeks ended March 26, 2000. Interest income decreased to $119,000 for the 13 weeks ended April 1, 2001 from $225,000 for the 13 weeks ended March 26, 2000. The decrease is primarily due to less cash available for investing in the current year quarter versus last year's comparable quarter. In addition, interest expense declined to $19,000 in the first quarter of 2001 from $22,000 in first quarter of 2000.

    INCOME TAXES.  The (benefit) provision for income taxes for the 13 weeks ended April 1, 2001 and 13 weeks ended March 26, 2000 is based on the approximate annual effective tax rate of 40% applied to the respective period's pretax book (loss) income. The 40% tax benefit applied to the 13 weeks ended April 1, 2001 comprises the federal and state statutory rates based on the estimated annual effective rate on a pre-tax loss of $257,000. The 40% tax rate applied to the 13 weeks ended March 26, 2000 comprises the federal and state statutory rates based on the estimated annual effective rate on pre-tax income of $449,000.

  SEASONALITY

    Historically, we've experienced seasonal variability in our quarterly operating results with higher sales per restaurant in the second and third quarters than in the first and fourth quarters. The higher sales in the second and third quarters affect profitability by reducing the impact of our restaurants' fixed and semi-fixed costs, as well as through increased revenues. This seasonal impact on our operating results is expected to continue.

  INFLATION

    Components of our operations subject to inflation include food, beverage, lease and labor costs. Our leases require us to pay taxes, maintenance, repairs, insurance and utilities, all of which are subject to inflationary increases. We believe that current adverse conditions in the insurance, utility and labor areas specifically, could have an impact on our results of operations during the upcoming year.

  LIQUIDITY AND CAPITAL RESOURCES

    We have funded our capital requirements in recent years through the public sale of equity securities, cash flow from operations, private placement of preferred stock and bank debt. We generated $2.0 million in cash flow from operating activities for the 13 weeks ended April 1, 2001 and $0.8 million for the 13 weeks ended March 26, 2000. The $1.2 million increase is due in part to higher cash flow from operations on 126 restaurants for a full quarter and four restaurants for a partial quarter in 2001 compared to cash flow from operations on 90 restaurants for a full quarter and six restaurants for a partial quarter in 2000. In addition, there was a timing difference with one week of payroll resulting in an increase of accrued compensation of $0.9 million in 2001.

    Net cash provided by investing activities was $0.8 million for the 13 weeks ended April 1, 2001 compared to $0.3 million for the 13 weeks ended March 26, 2000. The $0.5 million increase was primarily due to sales and maturities of investments that were used to fund our four restaurant openings and our new point of sale conversions in the 13 weeks ended April 1, 2001.

    Net cash generated from financing activities was $45,000 for the 13 weeks ended April 1, 2001 compared to net cash provided of $9,000 for the 13 weeks ended March 26, 2000. Financing activities in both quarters consisted primarily of proceeds from exercises of common stock options.

    In addition, we have a $12.0 million revolving line of credit agreement with a financial institution that matures July 2004, and as of April 1, 2001 there was no outstanding balance under this agreement. Interest on the revolving line of credit is calculated on the lower of either a bank reference rate plus 1%—2%, or on an adjusted London Interbank Offered Rate plus 2.5%—3.5% per annum.

    Our funds are principally used for the development and opening of new units. We incurred $3.0 million in capital expenditures during the 13 weeks ended April 1, 2001, of which, $1.4 million was for newly opened units, $1.0 million for future openings, $0.3 for remodels and point of sale system upgrades, $0.2 million for existing locations and $0.1 million for corporate and information technology expenditures. During the 13 weeks ended March 26, 2000, we incurred $3.0 million in capital expenditures, of which $2.7 million was for new unit openings and $0.2 million was for expenditures on existing locations and $0.1 million for corporate expenditures.

    We currently expect total capital expenditures in 2001 to be approximately $11.5 million, of which approximately $8.6 million is expected to be invested in the opening of new restaurants. We currently plan to open approximately 18 units in 2001 and approximately eight units in 2002. We currently expect that future locations will generally cost between $380,000 and $450,000 per unit, net of landlord allowances and excluding pre-opening expenses. Some units may exceed this range due to the area in which they are built and the specific requirements of the project. Pre-opening expenses are expected to average between $19,000 and $25,000 per restaurant in existing markets and between $25,000 and $35,000 in new markets.

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

  •
  lack of market awareness or acceptance of our restaurant concept in new geographic areas;

  •
  uncertainties related to local demographics, tastes and preferences;

  •
  local custom, wages, costs and other legal and economic conditions particular to new regions;

  •
  the need to develop relationships with local distributors and suppliers for fresh produce, fresh tortillas and other ingredients; and

  •
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

IF WE ARE NOT ABLE TO SUCCESSFULLY PURSUE OUR EXPANSION STRATEGY, OUR BUSINESS AND RESULTS OF OPERATIONS MAY BE ADVERSELY IMPACTED.

    We intend to continue to pursue an expansion strategy. As of April 1, 2001, we have opened 130 company-owned restaurants, 51 restaurants in greater Los Angeles, California which includes Los Angeles, Orange, San Bernardino, Ventura and Riverside counties, 37 restaurants in San Diego county, 15 restaurants in Phoenix/Tucson, Arizona, nine restaurants in Denver, Colorado, six restaurants in Salt Lake City, Utah, five restaurants in Las Vegas, Nevada, four in the Sacramento, California area and three in the San Francisco, California area. We currently plan to open approximately 18 restaurants in 2001, four of which have been opened as of April 1, 2001. Ten of the 18 planned 2001 openings are outside Southern California. We currently plan to open approximately eight restaurants in 2002. Our ability to successfully achieve our expansion strategy will depend on a variety of factors, many of which are beyond our control.

    These factors include:

  •
  our ability to operate our restaurants profitably;

  •
  our ability to respond effectively to the intense competition in the quick-service restaurant industry;

  •
  our ability to locate suitable restaurant sites or negotiate acceptable lease terms;

  •
  our ability to obtain required local, state and federal governmental approvals and permits related to construction of the sites, food and alcoholic beverages;

  •
  our dependence on contractors to construct new restaurants in a timely manner;

  •
  our ability to attract, train and retain qualified and experienced restaurant personnel and management;

  •
  our need for additional capital and our ability to obtain such capital on favorable terms or at all; and

  •
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

  •
  labor costs for our hourly and management personnel, including increases in federal or state minimum wage requirements;

  •
  fluctuations in food costs, particularly the cost of chicken, beef, fish, cheese and produce;

  •
  increasing insurance costs such as workers' compensation, general liability and directors and officers insurance;

  •
  the timing of new restaurant openings and related expenses;

  •
  the amount of sales contributed by new and existing restaurants;

  •
  our ability to achieve and sustain profitability on a quarterly or annual basis;

  •
  consumer confidence;

  •
  changes in consumer preferences;

  •
  the level of competition from existing or new competitors in the quick-service restaurant industry;

  •
  factors associated with closing a unit, including payment of the base rent for the balance of the lease term;

  •
  impact of weather on revenues and costs of food; and

  •
  general economic conditions.

    Accordingly, results for any one quarter or for any year are not necessarily indicative of results to be expected for any other quarter or for any year. Comparable unit sales for any particular future period may decrease.

OUR FINANCIAL PERFORMANCE MAY BE MATERIALLY ADVERSELY AFFECTED BY THE ENERGRY CRISIS IN CALIFORNIA.

    The Company has 95 restaurants located in California that may be adversely affected by the current utility crisis in the state. If the utility companies institute "rolling blackouts," the Company's financial performance could be materially impacted by these power outages. If a rolling blackout occurs, the locations without power may have to cease operations during the power outage and food supplies may be ruined.

WE HAVE RECENTLY INITIATED A FRANCHISE STRATEGY. WE MAY BE UNSUCCESSFUL IN FULLY EXECUTING THIS PROGRAM.

    We started a franchise program by entering into an agreement with a franchisee in late October 2000. We had a total of two franchise agreements signed as of April 1, 2001. These agreements represent commitments to open 14 units. In conjunction with these signings, we received $140,000 in franchise fees in 2000 and were able to recognize $40,000 of that as income in the fourth quarter of 2000 and another $30,000 in the first quarter of 2001. We also incurred $88,000 and $50,000 of expense related to franchising in the 13 weeks ended April 1, 2001 and March 26, 2000 respectively. Currently, no franchisee restaurants are open. The first franchise restaurant is expected to open in the second quarter of 2001. Our inability to successfully execute our franchising program could adversely affect our business and results of operations. The opening and success of franchised restaurants is dependent on a number of factors, including availability of suitable sites, negotiations of acceptable lease or purchase terms for new locations, permitting and government regulatory compliance and the ability to meet construction schedules. The franchisees may not have all these business abilities or access to the financial resources necessary to open our restaurants or to successfully develop or operate our restaurants in their franchise areas in a manner consistent with our standards.

UNANTICIPATED COSTS OR DELAYS IN THE DEVELOPMENT OR CONSTRUCTION OF OUR RESTAURANTS COULD PREVENT OUR TIMELY AND COST-EFFECTIVE OPENING OF NEW RESTAURANTS.

    We depend on contractors and real estate developers to construct our restaurants. Many factors may adversely affect the cost and time associated with the development and construction of our restaurants, including:

  •
  labor disputes;

  •
  shortages of materials and skilled labor;

  •
  adverse weather;

  •
  unforeseen engineering problems;

  •
  environmental problems;

  •
  construction or zoning problems;

  •
  local government regulations;

  •
  modifications in design; and

  •
  other unanticipated increases in costs.

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

WE MAY BE UNABLE TO FUND OUR SUBSTANTIAL WORKING CAPITAL REQUIREMENTS AND MAY NEED ADDITIONAL FUNDING SOONER THAN WE ANTICIPATE.

    We plan to incur substantial costs over the near-term in connection with our expansion plans. We may need to seek additional financing sooner than we anticipate as a result of the following factors:

  •
  changes in our operating plans;

  •
  changes in our expansion plans;

  •
  lower than anticipated sales of our menu offerings;

  •
  increased food and/or labor costs; and

  •
  potential acquisitions.

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

    A substantial number of our employees are subject to various minimum wage requirements. Many of our employees work in restaurants located in California and receive salaries equal to or slightly greater than the California minimum wage. On January 1, 2001, the California minimum wage was increased to $6.25 per hour from $5.75. On January 1, 2002, the California minimum wage will increase from $6.25 to $6.75 per hour. Similar proposals may come before legislators or voters in other jurisdictions in which we operate or seek to operate. In addition, workers' compensation premiums have more than doubled in California. Such minimum wage and insurance cost increases could continue to have a material adverse effect on our business and results of operations.

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

OUR FAILURE OR INABILITY TO ENFORCE OUR TRADEMARKS AND TRADE NAMES COULD ADVERSELY AFFECT OUR EFFORTS TO ESTABLISH BRAND EQUITY.

    Our ability to successfully expand our concept will depend on our ability to establish and maintain "brand equity" through the use of our trademarks, service marks, trade dress and other proprietary intellectual property, including our name and logos. We currently hold four trademarks and have seven service marks relating to our brand. Some or all of the rights in our intellectual property may not be enforceable, even if registered, against any prior users of similar intellectual property or our competitors who seek to use similar intellectual property in areas where we operate or intend to conduct operations. If we fail to enforce any of our intellectual property rights, we may be unable to capitalize on our efforts to establish brand equity. It is also possible that we will encounter claims from prior users of similar intellectual property in areas where we operate or intend to conduct operations. Claims from prior users could limit our operations and possibly cause us to incur costs through the payment of damages, licensing fees to a prior user or registrant of similar intellectual property, or attorney's fees or other legal costs as well.

AS A RESTAURANT SERVICE PROVIDER, WE COULD BE SUBJECT TO ADVERSE PUBLICITY OR CLAIMS FROM OUR GUESTS.

    We may be the subject of complaints or litigation from guests alleging food-related illness, injuries suffered on the premises or other food quality, health or operational concerns. Adverse publicity resulting from such allegations may materially affect us and our restaurants, regardless of whether such allegations are true or whether we are ultimately held liable. We are also the subject of complaints or allegations from current, former or prospective employees from time to time. A lawsuit or claim could result in an adverse decision against us that could have a material adverse effect on our business and results of operations.

OUR RESTAURANTS ARE CONCENTRATED IN THE SOUTHWEST REGION OF THE UNITED STATES, AND THEREFORE, OUR BUSINESS IS SUBJECT TO FLUCTUATIONS IF ADVERSE BUSINESS CONDITIONS OCCUR IN THAT REGION.

    As of April 1, 2001 all but 15 of our existing restaurants are located in the southwest region of the United States. Accordingly, we are susceptible to fluctuations in our business caused by adverse economic or other conditions in this region, including natural or other disasters. Our significant investment in, and long-term commitment to, each of our units limits our ability to respond quickly or effectively to changes in local competitive conditions or other changes that could affect our operations. In addition, some of our competitors have many more units than we do. Consequently, adverse economic or other conditions in a region, a decline in the profitability of several existing units or the introduction of several unsuccessful new units in a geographic area could have a more significant effect on our results of operations than would be the case for a company with a larger number of restaurants or with more geographically dispersed restaurants.

OUR CURRENT INSURANCE MAY NOT PROVIDE ADEQUATE LEVELS OF COVERAGE AGAINST CLAIMS.

    There are types of losses we may incur that may be uninsurable or that we believe are not economically insurable, such as losses due to earthquakes and other natural disasters. In view of the location of many of our existing and planned units, our operations are particularly susceptible to damage and disruption caused by earthquakes. Further, we do maintain insurance coverage for employee-related litigation, however, the deductible per incident is high and we carry only limited insurance for the effects of adverse publicity. In addition, punitive damage awards are generally not covered by insurance. We may also be subject to litigation which, regardless of the outcome, could result in adverse publicity and damages. Such litigation, adverse publicity or damages could have a material adverse effect on our business and results of operations.

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

  •
  fluctuations in our quarterly or annual results of operations;

  •
  changes in published earnings estimates by analysts and whether our earnings meet or exceed such estimates;

  •
  additions or departures of key personnel; and

  •
  changes in overall market conditions, including the stock prices of other restaurant companies.

    In the past, companies that have experienced volatility in the market price of their stock have been the object of securities class action litigation. If we were subject to securities class action litigation, it could result in substantial costs and a diversion of our management's attention and resources.

THE INTERESTS OF OUR CONTROLLING STOCKHOLDERS MAY CONFLICT WITH YOUR INTERESTS.

    As of April 13, 2001, the executive officers, directors and entities affiliated with them, in the aggregate, beneficially own approximately 35.3% of our outstanding common stock. These stockholders are able to exercise control over all matters requiring approval by our stockholders, including the election of directors and approval of significant corporate transactions. This concentration of ownership may also have the effect of delaying or preventing a change in control of our company.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

    Our market risk exposures are related to our cash, cash equivalents and investments. We invest our excess cash in highly liquid short-term investments primarily with maturities of less than one year and corporate bonds, tax-free municipals, municipal bonds, mortgage and asset-backed securities and commercial paper with maturities in excess of one year. These investments are not held for trading or other speculative purposes. Changes in interest rates affect the investment income we earn on our investments and, therefore, impact our cash flows and results of operations.

    In addition, we have a $12.0 million revolving line of credit agreement with a financial institution. Interest on the revolving line of credit is calculated on the lower of either a bank reference rate plus 1%—2%, or on an adjusted London Interbank Offered Rate plus 2.5%—3.5% per annum. Currently, there are no borrowings under this agreement. Should we draw on this line in the future, changes in interest rates would affect the interest expense on these loans and, therefore, impact our cash flows and results of operations.

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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

    Not applicable

Item 2. Changes in Securities and Use of Proceeds

  (a)
  Not applicable

  (b)
  Not applicable

  (c)
  Not applicable

  (d)
  We currently have approximately $3.6 million remaining from our initial public offering in May 1999 as well as an additional $4.8 million of cash; cash equivalents and investments generated from previous private placements and operating cash flows. The use of proceeds during this reporting period has conformed to our intended use outlined in our initial public offering prospectus.

Item 3. Defaults Upon Senior Securities

    Not applicable

Item 4. Submission of Matters to a Vote of Security Holders

    Not applicable

Item 5. Other Information

    Not applicable

Item 6. Exhibits and Reports on Form 8-K

a)	3.1	(1)	Second Amended and Restated Certificate of Incorporation (Exhibit 3.2)
	3.2	(1)	Restated Bylaws (Exhibit 3.4)
	3.3	(2)	Certificate of Amendment to Bylaws (Exhibit 3.4)
	10.1		Third Amendment to the Credit Agreement between us and Fleet National Bank dated March 19, 2001.

  (1)
  Incorporated by reference to the above noted exhibit to our registration statement on Form S-1 (333-75087) filed with the SEC on March 26, 1999, as amended.

  (2)
  Incorporated by reference to the above noted exhibit to our annual report on Form 10-K filed with the SEC on April 2, 2001.

b)	Reports on Form 8-K:
No reports on Form 8-K were filed by the Registrant during the 13 weeks ended April 1, 2001.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto dully authorized.

Dated: May 15, 2001	RUBIO'S RESTAURANTS, INC.
/s/ Joseph N. Stein Joseph N. Stein Chief Strategic and Financial Officer (Principal Financial and Accounting Officer)

QuickLinks

TABLE OF CONTENTS
  Item 1. Financial Statements
CONSOLIDATED BALANCE SHEETS
CONSOLIDATED STATEMENTS OF OPERATIONS—UNAUDITED
CONSOLIDATED STATEMENTS OF CASH FLOWS—UNAUDITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—UNAUDITED
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 3. Quantitative and Qualitative Disclosures About Market Risk
PART II—OTHER INFORMATION
  Item 1. Legal Proceedings
  Item 2. Changes in Securities and Use of Proceeds
  Item 3. Defaults Upon Senior Securities
  Item 4. Submission of Matters to a Vote of Security Holders
  Item 5. Other Information
  Item 6. Exhibits and Reports on Form 8-K
SIGNATURES