Form 10-Q
period 2001-07-01
RUBIOS RESTAURANTS INC
filed 2001-08-15
CIK 1082423

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 1, 2001
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

(1) Yes /x/  No / /
(2) Yes /x/  No / /

    As of July 27, 2001 there were 8,921,993 shares of the Registrant's common stock, par value $0.001 per share, outstanding.

RUBIO'S RESTAURANTS, INC.

TABLE OF CONTENTS

		Page
PART I	FINANCIAL INFORMATION
Item 1.	Financial Statements
	Consolidated Balance Sheets at July 1, 2001 (unaudited) and December 31, 2000	3
	Consolidated Statements of Operations (unaudited) for the thirteen weeks ended July 1, 2001 and June 25, 2000 and the twenty-six weeks ended July 1, 2001 and June 25, 2000	4
	Consolidated Statements of Cash Flows (unaudited) for the twenty-six weeks ended July 1, 2001 and June 25, 2000	5
	Notes to Consolidated Financial Statements (unaudited)	6
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	9
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	22
PART II	OTHER INFORMATION
Item 1.	Legal Proceedings	23
Item 2.	Changes in Securities and Use of Proceeds	23
Item 3.	Defaults Upon Senior Securities	23
Item 4.	Submission of Matters to a Vote of Security Holders	23
Item 5.	Other Information	23
Item 6.	Exhibits and Reports on Form 8-K	24
	Signatures	25

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

RUBIO'S RESTAURANTS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	July 1, 2001	December 31, 2000
	(unaudited)	(see Note)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$3,242	$1,311
Short-term investments	3,779	6,809
Other receivables	1,074	1,138
Income taxes receivable	—	288
Inventory	1,567	2,020
Prepaid expenses	846	581

Total current assets	10,508	12,147
INVESTMENTS	274	908
PROPERTY—net	40,151	37,917
OTHER ASSETS	400	426
DEFERRED INCOME TAXES	869	869

TOTAL	$52,202	$52,267

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$3,132	$4,328
Accrued expenses and other liabilities	3,517	3,359
Income taxes payable	140	—
Deferred income taxes	10	6

Total current liabilities	6,799	7,693
DEFERRED RENT	1,663	1,518
DEFERRED FRANCHISE REVENUE	66	100

Total liabilities	8,528	9,311

COMMITMENTS AND CONTINGENCIES (NOTE 3)
STOCKHOLDERS' EQUITY:
Preferred Stock, $.001 par value, 5,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $.001 par value, 75,000,000 shares authorized, 8,921,993 issued and outstanding in 2001, and 8,894,440 issued and outstanding in 2000	9	9
Paid-in capital	41,439	41,394
Deferred compensation	162	137
Accumulated other comprehensive income	12	8
Retained earnings	2,052	1,408

Total stockholders' equity	43,674	42,956

TOTAL	$52,202	$52,267

Note: The balance sheet as of December 31, 2000 is derived from audited consolidated financial statements and is in accordance with accounting principles generally accepted in the United States of America. Entire notes for the audited period are not included in this report.

See notes to consolidated financial statements—unaudited.

RUBIO'S RESTAURANTS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS—UNAUDITED

(In thousands, except per share data)

	13 Weeks Ended		26 Weeks Ended
	July 1, 2001	June 25, 2000	July 1, 2001	June 25, 2000
REVENUE:
Restaurant sales	$28,877	$23,462	$55,425	$43,391
Franchise revenue	35	—	65	—

TOTAL REVENUE	28,912	23,462	55,490	43,391

COSTS AND EXPENSES:
Cost of sales	7,878	6,840	15,356	12,706
Restaurant labor, occupancy and other	15,846	12,038	31,225	22,469
General and administrative expenses	2,502	2,444	5,219	4,739
Depreciation and amortization	1,310	1,003	2,529	1,905
Pre-opening expenses	93	190	234	377

TOTAL COSTS AND EXPENSES	27,629	22,515	54,563	42,196

OPERATING INCOME	1,283	947	927	1,195

OTHER INCOME (EXPENSE):
Interest and investment income	70	248	188	474
Interest expense	(22)	(22)	(41)	(44)
Loss on disposal/sale of property	(1)	(5)	(1)	(8)

OTHER INCOME—NET	47	221	146	422

INCOME BEFORE INCOME TAXES	1,330	1,168	1,073	1,617
INCOME TAX EXPENSE	(532)	(467)	(429)	(647)

NET INCOME	$798	$701	$644	$970

NET INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS:
Basic	$798	$701	$644	$970

Diluted	$798	$701	$644	$970

NET INCOME PER SHARE:
Basic	$0.09	$0.08	$0.07	$0.11

Diluted	$0.09	$0.08	$0.07	$0.11

SHARES USED IN CALCULATING NET INCOME PER SHARE:
Basic	8,922	8,881	8,917	8,877

Diluted	9,002	9,034	8,998	9,024

See notes to consolidated financial statements—unaudited.

RUBIO'S RESTAURANTS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS—UNAUDITED

(In thousands)

	26 Weeks Ended
	July 1, 2001	June 25, 2000
OPERATING ACTIVITIES:
Net income	$644	$970
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,529	1,905
Deferred compensation	25	31
Loss on disposal/sale of property	1	8
Changes in assets and liabilities:
Other receivables	64	(290)
Income taxes receivable	288	—
Inventory	453	(353)
Prepaid expenses	(265)	(2)
Other assets	26	36
Deferred income taxes	4	(32)
Accounts payable	(1,196)	(514)
Accrued expenses and other liabilities	158	1,064
Income taxes payable	140	451
Deferred rent	145	180
Deferred franchise revenue	(34)	—

Cash provided by operating activities	2,982	3,454

INVESTING ACTIVITIES:
Proceeds from sale of property	562	—
Purchase of property	(5,326)	(6,490)
Purchases of investments	(10,451)	(16,121)
Sales and maturities of investments	14,119	21,909

Cash used in investing activities	(1,096)	(702)

FINANCING ACTIVITIES:
Proceeds from exercise of common stock options	45	16
Other	—	(2)

Cash provided by financing activities	45	14

INCREASE IN CASH AND CASH EQUIVALENTS	1,931	2,766
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	1,311	3,459

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$3,242	$6,225

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for income taxes—net	$—	$193

See notes to consolidated financial statements—unaudited.

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

    UNAUDITED INTERM FINANCIAL DATA—In the opinion of management, the unaudited consolidated financial statements for the interim periods presented reflect all adjustments, consisting of only normal recurring accruals, necessary for a fair presentation of the financial position and results of operations as of and for such periods indicated. These consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes thereto for the fiscal year ended December 31, 2000 included in the Company's Form 10-K. Results for the interim periods presented herein are not necessarily indicative of results which may be reported for any other interim period or for the entire fiscal year.

    RECLASSIFICATION—Certain prior period amounts have been reclassified to conform to current period presentation. Specifically, the Company has reclassified approximately $192,000 of expenses attributable to credit card processing costs from general and administrative expenses to restaurant labor, occupancy and other ($82,000 in the first quarter and $110,000 in the second quarter) for 2000 to conform to the 2001 presentation.

2. BALANCE SHEET DETAILS AS OF JULY 1, 2001 and DECEMBER 31, 2000, respectively (in thousands):

	2001	2000
OTHER RECEIVABLES:
Tenant improvement receivables	$202	$604
Beverage usage receivable	164	248
Accrued interest receivable	46	133
Other	662	153

Total	$1,074	$1,138

INVESTMENTS:
Corporate bonds	$2,114	$5,403
Tax-free municipals	900	254
Municipal bonds	527	350
Commercial paper	299	499
Mortgage and asset-backed securities	213	1,211

	4,053	7,717
Less: current portion	(3,779)	(6,809)

Non-current	$274	$908

	2001	2000
PROPERTY—at cost:
Building and leasehold improvements	$27,931	$24,843
Equipment and furniture	25,651	23,862
Construction in process and related costs	837	1,545

	54,419	50,250
Less: accumulated depreciation and amortization	(14,268)	(12,333)

Total	$40,151	$37,917

OTHER ASSETS:
Long-term deposits	$312	$328
Other	88	98

Total	$400	$426

ACCRUED EXPENSES AND OTHER LIABILITIES:
Compensation	$1,341	$992
Sales taxes	704	877
Vacation pay	569	445
Unearned usage allowance	88	47
Other deferred income	81	150
Other	734	848

Total	$3,517	$3,359

3. COMMITMENTS AND CONTINGENCIES

    REVOLVING LINE OF CREDIT—As of July 1, 2001, the Company had available a $12,000,000 revolving line of credit with a maturity date of July 2004.  The credit line bears interest based on certain leverage ratios and ranges from the lower of a bank reference rate plus 1%-2%, or an adjusted London Interbank Offered Rate plus 2.5%-3.5% per annum. The Company pays a commitment fee on the unused portion of the credit line. In addition, the availability of the credit line is subject to maintaining certain financial covenants. There were no borrowings against the credit line as of July 1, 2001 and December 31, 2000. On July 25, 2001, the Company drew $1.0 million on the line of credit. This amount is still outstanding as of this date.

    LITIGATION—The Company is subject to various types of litigation that arise in the ordinary course of its business. Based upon information presently available, management is of the opinion that such litigation will not have a material adverse effect on the consolidated financial position, results of operations or cash flows of the Company.

4. EARNINGS PER SHARE

    Reconciliation of basic and diluted earnings per share in accordance with SFAS No. 128, "Earnings Per Share," is as follows (in thousands, except per share data):

	13 Weeks Ended		26 Weeks Ended
	July 1, 2001	June 25, 2000	July 1, 2001	June 25, 2000
Numerator
Basic:
Net income attributable to common stockholders	$798	$701	$644	$970

Diluted:
Net income attributable to common stockholders	$798	$701	$644	$970

Denominator
Basic:
Weighted average common shares outstanding	8,922	8,881	8,917	8,877
Diluted:
Effect of dilutive securities:
Common stock options	80	153	81	147

Total weighted average common and potential common shares outstanding	9,002	9,034	8,998	9,024

Earnings per share:
Basic	$0.09	$0.08	$0.07	$0.11

Diluted	$0.09	$0.08	$0.07	$0.11

5. RECENT ACCOUNTING PRONOUNCEMENTS

    In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations." SFAS No. 141 allows only the purchase method of accounting to be used for business combinations that occur after June 30, 2001. At present, the Company has not entered into any business combinations and therefore, the adoption of SFAS No. 141 has no effect on the Company's consolidated financial position or its results of operations.

    Also in July 2001, the Financial Accounting Standards Board issued SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 requires that goodwill and other intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. It requires a company to perform a transitional assessment of whether there is an indication that goodwill is impaired as of the date of adoption. Any goodwill impairment loss will be recognized as the cumulative effect of a change in accounting principle no later than the end of the fiscal year of adoption. The Company believes the initial adoption of SFAS No. 142 will not have a material effect on its consolidated financial position or the results of operations.

    In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133, as amended, establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires an entity to recognize all derivatives as either assets or liabilities on the balance sheet and measure those instruments at fair value. The new standard became effective for the Company on January 1, 2001. At present, the Company does not hold any derivative instruments nor does it engage in hedging activities. The initial adoption of SFAS No. 133 did not have an effect on the Company's consolidated financial position or the results of operations.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    This quarterly report on Form 10-Q may contain certain projections, estimates and other forward-looking statements that involve a number of risks and uncertainties, including without limitation, those discussed below under "Risk Factors." While this outlook represents our current judgment on the future direction of the business, such risks and uncertainties could cause actual results to differ materially from any future performance suggested below. We undertake no obligation to release publicly the results of any revisions to these forward-looking statements to reflect events or circumstances arising after the date of this quarterly report.

OVERVIEW

    We opened our first restaurant under the name "Rubio's, Home of the Fish Taco" in 1983 and grew steadily through 1994, at which time we operated 17 units. We accelerated the number of restaurant openings in recent years, going from six new restaurants in 1995 to 36 in 2000. As of December 31, 2000, we had 126 restaurants open. We have opened an additional nine company-owned restaurants this year, five this past quarter, bringing our total of company-owned restaurants open as of July 1, 2001 to 135. We also opened our first franchise restaurant on June 4, 2001.

    As a result of our expansion, period-to-period comparisons of our financial results may not be meaningful. When a new unit opens, it will typically incur higher than normal levels of food and labor costs until new personnel gain experience. Hourly labor schedules are gradually adjusted downward during the first three months of a restaurant opening, in order to reach operating efficiencies similar to those at established units. In calculating our comparable restaurant base, we introduce a restaurant into our comparable restaurant base once it has been in operation for 15 calendar months.

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

RESULTS OF OPERATIONS

    All comparisons under this heading between 2001 and 2000 refer to the 13-week period ended July 1, 2001 and the 13-week period ended June 25, 2000, respectively, unless otherwise indicated.

    Our operating results, expressed as a percentage of revenue, were as follows:

	13 Weeks Ended
	July 1, 2001	June 25, 2000
Revenue (1)	100.0%	100.0%
Costs and expenses:
Cost of sales	27.3	29.2
Restaurant labor, occupancy and other	54.9	51.3
General and administrative expenses (2)	8.7	10.4
Depreciation and amortization	4.5	4.3
Pre-opening expenses	0.3	0.8

Operating income	4.3	4.0

Other income (expense):
Interest income (expense), net	0.2	0.9
Loss on disposal/sale of property	—	—

Total other income, net	0.2	0.9

Income before income taxes	4.5	4.9
Income tax expense	(1.8)	(2.0)

Net income	2.7%	2.9%

(1)
Includes $35,000 in franchise revenue for the 13 weeks ended July 1, 2001.

(2)
Includes $130,000 and $130,000 in franchise expense for the 13 weeks ended July 1, 2001 and June 25 2000, respectively.

13 WEEKS ENDED JULY 1, 2001 COMPARED TO THE 13 WEEKS ENDED JUNE 25, 2000

    Results of operations reflect 13 weeks of operations for 130 restaurants and partial period operations for 5 restaurants for the 13 weeks ended July 1, 2001. Results of operations also reflect 13 weeks of operations for 96 restaurants and a partial period of operations for 11 restaurants for the 13 weeks ended June 25, 2000.

    REVENUE.  Revenue increased $5.4 million or 23.3%, to $28.9 million for the 13 weeks ended July 1, 2001 from $23.5 million for the 13 weeks ended June 25, 2000. The increase in 2001 was due in part to $3.9 million in sales generated by a full quarter of operations from units opened in 2000 that were not yet in our comparable unit base. Units enter the comparable store base after 15 full months of operation. Total sales from all units that comprise our comparable base were down from prior year by $92,000, or 0.4%. Sales from our nine 2001 openings were $1.6 million. The decrease in comparable store sales was primarily due to a 3.8% decrease in transactions, offset by a 3.4% increase in average check. Average check increased primarily as a result of a price increase of 4.5% at the beginning of the year and a lobster promotion that ran the last six weeks of the quarter.

    COST OF SALES.  Cost of sales as a percentage of restaurant sales decreased to 27.3% in the 13 weeks ended July 1, 2001 from 29.2% in the 13 weeks ended June 25, 2000. The decrease was primarily due to the previously mentioned price increase that leveraged food cost as well as implementing new portioning tools that produce our food more consistently. We were also able to work with our suppliers to reduce some of our commodity prices. In addition, some menu item components were changed that also had a favorable impact on product cost. Offsetting these savings were the higher cost burrito upgrades we made in the summer of 2000.

    RESTAURANT LABOR, OCCUPANCY AND OTHER.  Restaurant labor, occupancy, and other increased as a percentage of restaurant sales to 54.9% for the 13 weeks ended July 1, 2001 from 51.3% in the 13 weeks ended June 25, 2000. The increase as a percentage of restaurant sales is due in part to an increase in total direct and related labor costs of approximately 2.1%. These labor increases were primarily due to expected inefficiencies in the new stores, increasing mix of stores located in newer markets which have on average lower initial annual sales volumes than our mature markets and overall wage inflation. Also contributing to the higher labor related costs was the increase of workers' compensation in California. Occupancy costs, which include rents, percentage rents and common area maintenance, increased by 0.9%. Also contributing to the variance were higher utility costs in California that resulted in a 0.5% increase from prior year.

    GENERAL AND ADMINISTRATIVE EXPENSES.  General and administrative expenses increased to $2.5 million for the 13 weeks ended July 1, 2001 from $2.4 million for the 13 weeks ended June 25, 2000. As a percentage of restaurant sales, general and administrative expenses decreased to 8.7% for the 13 weeks ended July 1, 2001 from 10.4% for the 13 weeks ended June 25, 2000. The decrease was primarily due to the leveraging of our expanding revenue base as well as lower wages, recruiting and travel expenses.

    DEPRECIATION AND AMORTIZATION.  Depreciation and amortization expenses increased to $1.3 million in the 13 weeks ended July 1, 2001 from $1.0 million in the 13 weeks ended June 25, 2000. The $0.3 million increase was primarily due to the additional depreciation on the 36 new units opened during 2000 and the 9 new units opened during 2001. As a percentage of restaurant sales, depreciation and amortization increased to 4.5% for the 13 weeks ended July 1, 2001 from 4.3% for the 13 weeks ended June 25, 2000.

    PRE-OPENING EXPENSES.  Pre-opening expenses decreased to $93,000 for the 13 weeks ended July 1, 2001 from $190,000 for the 13 weeks ended June 25, 2000. The decrease was due in part to opening five units in the 13 weeks ended July 1, 2001 versus opening eleven units in the 13 weeks ended June 25, 2000. The average pre-opening cost per new unit opening increased from approximately $17,300 per new unit in the prior year quarter to approximately $18,600 per new unit in the current year quarter. This per unit average increase was due to opening one location in our new San Francisco market and one location in the relatively new Sacramento market.

    INTEREST INCOME (EXPENSE), NET.  Net interest income decreased to $48,000 for the 13 weeks ended July 1, 2001 from $226,000 in net interest income for the 13 weeks ended June 25, 2000. Interest income decreased to $70,000 for the 13 weeks ended July 1, 2001 from $248,000 for the 13 weeks ended June 25, 2000. The decrease is primarily due to less cash available for investing in the current year quarter versus last year's comparable quarter.

    INCOME TAXES.  The provision for income taxes for the 13 weeks ended July 1, 2001 and 13 weeks ended June 25, 2000 is based on the approximate annual effective tax rate of 40% applied to the respective period's pretax book income. The 40% tax expense applied to the 13 weeks ended July 1, 2001 comprises the federal and state statutory rates based on the estimated annual effective rate on pre-tax income of $1,330,000. The 40% tax rate applied to the 13 weeks ended June 25, 2000 comprises the federal and state statutory rates based on the estimated annual effective rate on pre-tax income of $1,168,000.

    All comparisons in the following section refer to the 26-week period ended July 1, 2001 and the 26-week period ended June 25, 2000, respectively, unless otherwise indicated.

    Our operating results, expressed as a percentage of revenue, were as follows:

	26 Weeks Ended
	July 1, 2001	June 25, 2000
Revenue (1)	100.0%	100.0%
Costs and expenses:
Cost of sales	27.7	29.3
Restaurant labor, occupancy and other	56.3	51.8
General and administrative expenses (2)	9.4	10.9
Depreciation and amortization	4.6	4.4
Pre-opening expenses	0.4	0.9

Operating income	1.6	2.7

Other income (expense):
Interest income (expense), net	0.3	1.0
Loss on disposal/sale of property	—	—

Total other income, net	0.3	1.0

Income before income taxes	1.9	3.7
Income tax expense	(0.7)	(1.5)

Net income	1.2%	2.2%

(1)
Includes $65,000 in franchise revenue for the 26 weeks ended July 1, 2001.

(2)
Includes $218,000 and $179,000 in franchise expense for the 26 weeks ended July 1, 2001 and June 25, 2000, respectively.

26 WEEKS ENDED JULY 1, 2001 COMPARED TO THE 26 WEEKS ENDED JUNE 25, 2000

    Results of operations reflect 26 weeks of operations for 126 restaurants and partial period operations for nine restaurants for the 26 weeks ended July 1, 2001. Results of operations also reflect 26 weeks of operations for 90 restaurants and a partial period of operations for 17 restaurants for the 26 weeks ended June 25, 2000.

    REVENUE.  Revenue increased $12.0 million or 27.6%, to $55.4 million for the 26 weeks ended July 1, 2001 from $43.4 million for the 26 weeks ended June 25, 2000. The increase in 2001 was due in part to $9.9 million in sales generated by a full six months of operations from units opened in 2000 and 1999 that were not yet in our comparable unit base. Contributing to the positive sales variance were revenues from our nine 2001 openings of $1.9 million. Units enter the comparable store base after 15 full months of operation. Total sales from all units that comprise our comparable base were up from prior year by $215,000, or 0.5%. The increase in comparable store sales was primarily due to a 4.5% increase in the average check amount, offset by a 3.9% decrease in transactions. Average check increased primarily as a result of a price increase of 4.5% at the beginning of the year and a lobster promotion that ran the last six weeks of the second quarter.

    COST OF SALES.  Cost of sales as a percentage of restaurant sales decreased to 27.7% in the 26 weeks ended July 1, 2001 from 29.3% in the 26 weeks ended June 25, 2000. The decrease was primarily due to the price increase at the beginning of the year, which leveraged food cost as well as implementing a new portioning system that produces our food more consistently. We were also able to work with our suppliers to reduce some of our commodity prices. In addition, some menu item components were changed that also had a favorable impact on product cost. Offsetting these savings were the higher cost burrito upgrades we made in the summer of 2000.

    RESTAURANT LABOR, OCCUPANCY AND OTHER.  Restaurant labor, occupancy, and other increased as a percentage of restaurant sales to 56.3% for the 26 weeks ended July 1, 2001 from 51.8% in the 26 weeks ended June 25, 2000. The increase as a percentage of sales is due in part to an increase in total direct and related labor costs of approximately 2.6%. These labor increases were due to expected inefficiencies in the new stores and an increasing mix of stores located in newer markets, which have on average lower initial annual sales volumes than our mature markets, and overall wage inflation. Also contributing to the higher labor related costs was the increase of workers' compensation premiums in California. Occupancy costs, which include rents, percentage rents and common area maintenance, increased by 0.8%. Utility costs increased by 0.6% from prior year primarily due to the California energy crisis. Increases in advertising costs of 0.4% and other unit operating expenses of 0.1% also contributed to the variance from prior year.

    GENERAL AND ADMINISTRATIVE EXPENSES.  General and administrative expenses increased to $5.2 million for the 26 weeks ended July 1, 2001 from $4.7 million for the 26 weeks ended June 25, 2000. As a percentage of restaurant sales, general and administrative expenses decreased to 9.4% for the 26 weeks ended July 1, 2001 from 10.9% for the 26 weeks ended June 25, 2000. The decrease as a percentage of sales was primarily due to the leveraging of our expanding revenue base.

    DEPRECIATION AND AMORTIZATION.  Depreciation and amortization expenses increased to $2.5 million in the 26 weeks ended July 1, 2001 from $1.9 million in the 26 weeks ended June 25, 2000. The $0.6 million increase was primarily due to the additional depreciation on the 36 new units opened during 2000 and the 9 new units opened during 2001. As a percentage of restaurant sales, depreciation and amortization increased to 4.6% for the 26 weeks ended July 1, 2001 versus 4.4% for the 26 weeks ended June 25, 2000.

    PRE-OPENING EXPENSES.  Pre-opening expenses decreased to $234,000 for the 26 weeks ended July 1, 2001 from $377,000 for the 26 weeks ended June 25, 2000. The decrease was due in part to opening eight less units in the first six months of 2001 versus 2000. The average pre-opening cost per new unit opening increased from approximately $22,000 per new unit in the prior year to approximately $26,000 per new unit in the current year due to opening three locations in our new San Francisco market and one location in the relatively new Sacramento market. New markets traditionally require higher pre-opening costs than in mature markets due to the lack of leveraging an existing region's resources.

    INTEREST INCOME (EXPENSE), NET.  Net interest income decreased to $147,000 for the 26 weeks ended July 1, 2001 from $430,000 in net interest income for the 26 weeks ended June 25, 2000. Interest income decreased to $188,000 for the 26 weeks ended July 1, 2001 from $474,000 for the 26 weeks ended June 25, 2000. The decrease is primarily due to less cash available for investing in the first six months of 2001 versus the comparable period last year. Interest expense decreased to $41,000 in the current year from $44,000 in the same prior year period.

    INCOME TAXES.  The provision for income taxes for the 26 weeks ended July 1, 2001 and 26 weeks ended June 25, 2000 is based on the approximate annual effective tax rate of 40% applied to the respective period's pretax book income. The 40% tax expense applied to the 26 weeks ended July 1, 2001 comprises the federal and state statutory rates based on the estimated annual effective rate on pre-tax income of $1,073,000. The 40% tax rate applied to the 26 weeks ended June 25, 2000 comprises the federal and state statutory rates based on the estimated annual effective rate on pre-tax income of $1,617,000.

  SEASONALITY

    Historically, we've experienced seasonal variability in our quarterly operating results with higher sales per restaurant in the second and third quarters than in the first and fourth quarters. The higher sales in the second and third quarters improve profitability by reducing the impact of our restaurants' fixed and semi-fixed costs, as well as through increased revenues. This seasonal impact on our operating results is expected to continue.

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

  LIQUIDITY AND CAPITAL RESOURCES

    We have funded our capital requirements in recent years through the public sale of equity securities, cash flow from operations, private placement of preferred stock and bank debt. We generated $3.0 million in cash flow from operating activities for the 26 weeks ended July 1, 2001 and $3.5 million for the 26 weeks ended June 25, 2000. The $0.5 million decrease is due in part to lower construction related invoices in accounts payable at July 1, 2001 versus at December 31, 2000.

    Net cash used by investing activities was $1.1 million for the 26 weeks ended July 1, 2001 compared to $0.7 million for the 26 weeks ended June 25, 2000. The decrease in cash was primarily due to the liquidation of investments that were used to fund our nine restaurant openings and our new point of sale conversions during the 26 weeks ended July 1, 2001.

    Net cash provided by financing activities was $45,000 for the 26 weeks ended July 1, 2001 compared to net cash provided of $14,000 for the 26 weeks ended June 25, 2000. Financing activities in both years consisted primarily of proceeds from exercises of common stock options.

    In addition, we have a $12.0 million revolving line of credit agreement with a financial institution that matures July 2004, and as of July 1, 2001 there was no outstanding balance under this agreement. On July 25, 2001, the Company drew $1.0 million on the line of credit. This amount is still outstanding as of this date. Interest on the revolving line of credit is calculated on the lower of either a bank reference rate plus 1%-2%, or on an adjusted London Interbank Offered Rate plus 2.5%-3.5% per annum.

    Our funds are principally used for the development and opening of new units. We incurred $5.3 million in capital expenditures during the 26 weeks ended July 1, 2001, of which $3.6 million was for newly opened units, $0.2 million for future openings, $0.9 for remodels and point of sale system upgrades, $0.5 million for existing locations and $0.1 million for corporate and information technology expenditures. During the 26 weeks ended June 25, 2000, we incurred $6.5 million in capital expenditures, of which $5.2 million was for new unit openings, $0.2 million for future openings, $0.9 million was for expenditures on existing locations and $0.2 million for corporate expenditures.

    We currently expect total capital expenditures in 2001 to be approximately $11.0 million, of which approximately $8.8 million is forecasted for the opening of new restaurants. We currently plan to open approximately 18 units in 2001 and approximately eight units in 2002. We currently expect that future locations will generally cost between $380,000 and $450,000 per unit, net of landlord allowances and excluding pre-opening expenses. Some units may exceed this range due to the area in which they are built and the specific requirements of the project. Pre-opening expenses are expected to average between $19,000 and $25,000 per restaurant in existing markets and between $25,000 and $35,000 in newer markets.

    We believe that the proceeds from the initial public offering completed in May 1999 together with anticipated cash flow from operations and funds anticipated to be available from our existing credit facility will be sufficient to satisfy our working capital requirements for at least the next 12 months. Changes in our operating plans, amendments to our expansion plans, lower than anticipated sales, increased expenses, potential acquisitions or other events may cause us to seek additional financing sooner than anticipated. Additional financing may not be available on acceptable terms, or at all. Failure to obtain additional financing as needed could have a material adverse effect on our business and results of operations.

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

OUR EXPANSION INTO NEW GEOGRAPHIC AREAS INVOLVES A NUMBER OF RISKS WHICH COULD DELAY OR PREVENT THE OPENING OF NEW RESTAURANTS OR REQUIRE US TO ADJUST OUR EXPANSION STRATEGY.

    Almost all of our current restaurants are located in the southwest region of the United States. Our expansion into geographic areas outside the Southwest involves a number of risks, including:

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

    We may not be successful in addressing these risks. We also may not be able to open our planned new operations on a timely basis, or at all, or sustain such operations in these new areas. Delays in opening or failure to open or sustain new restaurants outside the Southwest could have a material adverse effect on our business and results of operations. We currently anticipate that our new restaurants will take several months to reach planned operating levels due to inefficiencies typically associated with expanding into new regions, such as lack of market awareness, acceptance of our restaurant concept and inability to hire sufficient staff.

IF WE ARE NOT ABLE TO SUCCESSFULLY PURSUE OUR EXPANSION STRATEGY, OUR BUSINESS AND RESULTS OF OPERATIONS MAY BE ADVERSELY IMPACTED.

    We continue to evaluate our expansion strategy. As of July 1, 2001, we have opened 135 company-owned restaurants, 51 restaurants in greater Los Angeles, California which includes Los Angeles, Orange, San Bernardino, Ventura and Riverside counties, 38 restaurants in San Diego county, 17 restaurants in Phoenix/Tucson, Arizona, nine restaurants in Denver, Colorado, six restaurants in Salt Lake City, Utah, five restaurants in Las Vegas, Nevada, five in the Sacramento, California area and four in the San Francisco, California area. We currently plan to open approximately 18 restaurants in 2001, nine of which have been opened as of July 1, 2001. Ten of the 18 planned 2001 openings are outside Southern California. We currently plan to open approximately eight restaurants in 2002. Our ability to successfully achieve our expansion strategy will depend on a variety of factors, many of which are beyond our control.

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
  •
  general economic conditions.

    If we are not able to successfully address these factors, we may not be able to expand at the rate contemplated and may have to adjust our expansion strategy, and our business and results of operations may be adversely impacted.

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
  •
  the timing of new restaurant openings and related expenses;

  •
  factors associated with closing a unit, including payment of the base rent for the balance of the lease term;
  •
  increasing insurance costs such as workers' compensation, general liability, health related and directors and officers insurance;
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

OUR FINANCIAL PERFORMANCE MAY BE MATERIALLY ADVERSELY AFFECTED BY THE ENERGRY CRISIS IN CALIFORNIA.

    The Company has 98 restaurants located in California. These units may be materially adversely affected by the current utility crisis in the state. If the utility companies institute "rolling blackouts," the Company's financial performance could be materially impacted by these power outages. If a rolling blackout occurs, the locations without power may have to cease operations during the power outage and food supplies may be ruined.

WE HAVE RECENTLY INITIATED A FRANCHISE STRATEGY. WE MAY BE UNSUCCESSFUL IN FULLY EXECUTING THIS PROGRAM.

    We started a franchise program by entering into an agreement with a franchisee in late October 2000. We had a total of two franchise agreements signed as of July 1, 2001. These agreements represent commitments to open 14 units. In conjunction with these signings, we received $140,000 in franchise fees in 2000 and were able to recognize $40,000 of that as income in the fourth quarter of 2000. We have recorded $65,000 in franchise revenue during the first six months of 2001 related to area development fees, franchise fees and royalties. We also incurred $218,000 and $179,000 of expense related to franchising in the 26 weeks ended July 1, 2001 and June 25, 2000 respectively. We opened our first franchise location on June 4, 2001 in Fresno, California. Our second franchise restaurant is expected to open in the fourth quarter of 2001. Our inability to successfully execute our franchising program could adversely affect our business and results of operations. The opening and success of franchised restaurants is dependent on a number of factors, including availability of suitable sites, negotiations of acceptable lease or purchase terms for new locations, permitting and government regulatory compliance and the ability to meet construction schedules. The franchisees may not have all these business abilities or access to the financial resources necessary to open the restaurants or to successfully develop or operate the restaurants in their franchise areas in a manner consistent with our standards.

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

WE MAY BE UNABLE TO FUND OUR SUBSTANTIAL WORKING CAPITAL REQUIREMENTS AND MAY NEED ADDITIONAL FUNDING SOONER THAN WE ANTICIPATE.

    We plan to incur substantial costs over the near-term in connection with our marketing plans and expansion strategy. We may need to seek additional financing sooner than we anticipate as a result of the following factors:

  •
  changes in our operating plans;
  •
  changes in our marketing strategies;
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

OUR RESOURCES MAY BE STRAINED IN IMPLEMENTING OUR BUSINESS STRATEGY.

    Our growth strategy will place a strain on our management, financial and other resources. To manage our growth effectively, we must maintain the level of quality and service at our existing and future restaurants. We must also continue to enhance our operational, marketing, financial and management systems and locate, hire, train and retain experienced and dedicated operating personnel, particularly managers. We may not be able to effectively manage any one or more of these or other aspects of our expansion. Failure to do so could have a material adverse effect on our business and results of operations.

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

    A substantial number of our employees are subject to various minimum wage requirements. Many of our employees work in restaurants located in California and receive salaries equal to or slightly greater than the California minimum wage. On January 1, 2001, the California minimum wage was increased to $6.25 per hour from $5.75. On January 1, 2002, the California minimum wage will increase from $6.25 to $6.75 per hour. Similar proposals may come before legislators or voters in other jurisdictions in which we operate or seek to operate. In addition, workers' compensation premiums have increased significantly in California. Such minimum wage and insurance cost increases could continue to have a material adverse effect on our business and results of operations.

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

    The performance of our restaurants may be affected by factors such as traffic patterns, demographic considerations and the type, number and proximity of our competition. In addition, factors such as inflation, utility costs, increased food, labor and employee benefit costs and the availability of experienced management and hourly employees may also adversely affect the restaurant industry in general and our units in particular.

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

    As of July 1, 2001 all but 15 of our existing restaurants are located in the southwest region of the United States. Accordingly, we are susceptible to fluctuations in our business caused by adverse economic or other conditions in this region, including natural or other disasters. Our significant investment in, and long-term commitment to, each of our units limits our ability to respond quickly or effectively to changes in local competitive conditions or other changes that could affect our operations. In addition, some of our competitors have many more units than we do. Consequently, adverse economic or other conditions in a region, a decline in the profitability of several existing units or the introduction of several unsuccessful new units in a geographic area could have a more significant effect on our results of operations than would be the case for a company with a larger number of restaurants or with more geographically dispersed restaurants, and we may have to adjust our expansion strategy.

OUR CURRENT INSURANCE MAY NOT PROVIDE ADEQUATE LEVELS OF COVERAGE AGAINST CLAIMS.

    There are types of losses we may incur that may be uninsurable or that we believe are not economically insurable, such as losses due to earthquakes and other natural disasters. In view of the location of many of our existing and planned units, our operations are particularly susceptible to damage and disruption caused by earthquakes. Further, we do maintain insurance coverage for employee-related litigation, however, the deductible per incident is high and we carry only limited insurance for the effects of adverse publicity. In addition, punitive damage awards are generally not covered by insurance. We may also be subject to litigation which, regardless of the outcome, could result in adverse publicity and damages. Such litigation, adverse publicity or damages could have a material adverse effect on our business and results of operations. We do from time to time have employee related claims brought against us. These claims and expenses related to these claims typically have not been material to the overall financial performance of the Company. We may, however, experience a claim that is material in nature and that may have a material adverse effect on the financial results of the Company.

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
  •
  concentrated dispositions of Company stock; and
  •
  changes in overall market conditions, including the stock prices of other restaurant companies.

    In the past, companies that have experienced volatility in the market price of their stock have been the object of securities class action litigation. If we were subject to securities class action litigation, it could result in substantial costs and a diversion of our management's attention and resources.

THE INTERESTS OF OUR CONTROLLING STOCKHOLDERS MAY CONFLICT WITH YOUR INTERESTS.

    As of August 6, 2001, the executive officers, directors and entities affiliated with them, in the aggregate, beneficially own approximately 32.7% of our outstanding common stock. These stockholders are able to exercise control over all matters requiring approval by our stockholders, including the election of directors and approval of significant corporate transactions. This concentration of ownership may also have the effect of delaying or preventing a change in control of our company.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    Our market risk exposures are related to our cash, cash equivalents and investments. We invest our excess cash in highly liquid short-term investments primarily with maturities of less than one year and corporate bonds, tax-free municipals, municipal bonds, commercial paper and mortgage and asset-backed securities with maturities in excess of one year. These investments are not held for trading or other speculative purposes. Changes in interest rates affect the investment income we earn on our investments and, therefore, impact our cash flows and results of operations.

    In addition, we have a $12.0 million revolving line of credit agreement with a financial institution. Interest on the revolving line of credit is calculated on the lower of either a bank reference rate plus 1%-2%, or on an adjusted London Interbank Offered Rate plus 2.5%-3.5% per annum.

    There were no borrowings under this agreement as of July 1, 2001. On July 25, 2001, the Company drew $1.0 million on the line of credit. This amount is still outstanding as of this date. Changes in interest rates would affect the interest expense on these borrowings and, therefore, impact our cash flows and results of operations.

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

PART II—OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

    Not applicable

Item 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

    (a) Not applicable

    (b) Not applicable

    (c) Not applicable

    (d) We currently have approximately $2.1 million remaining from our initial public offering in May 1999 as well as an additional $5.2 million of cash, cash equivalents and investments generated from previous private placements and operating cash flows. The use of proceeds during this reporting period has conformed to our intended use outlined in our initial public offering prospectus.

Item 3. DEFAULTS UPON SENIOR SECURITIES

    Not applicable

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    At the Company's annual meeting of stockholders held on June 8, 2001, the stockholders voted on the following matters:

(1)
Election of directors to serve for a three-year term ending upon the 2004 annual meeting of stockholders. The directors were elected as follows:

Nominees	Votes For	Votes Withheld	Broker Non-Vote
Jack W. Goodall	8,278,426	21,730	—
Timothy J. Ryan	8,252,972	47,184	—
(2)
Ratification of the selection of Deloitte & Touche LLP as the Company's independent auditors for the fiscal year ending December 30, 2001.

Votes For	Votes Against	Votes Abstain	Broker Non-Vote
8,285,598	7,515	7,043	—

Item 5. OTHER INFORMATION

    Not applicable

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

a)		3.1	(1)	Second Amended and Restated Certificate of Incorporation (Exhibit 3.2)
		3.2	(1)	Restated Bylaws (Exhibit 3.4)
		3.3	(2)	Certificate of Amendment to Bylaws (Exhibit 3.4)

			(1)	Incorporated by reference to the above noted exhibit to our registration statement on Form S-1 (333-75087) filed with the SEC on March 26, 1999, as amended.
			(2)	Incorporated by reference to the above noted exhibit to our annual report on Form 10-K filed with the SEC on April 2, 2001.
b	)	Reports on Form 8-K:

			The Company filed with the Securities and Exchange Commission a Current Report on Form 8-K on May 23, 2001, disclosing under "Item 5 Other Events" the approval by the board of directors of an amendment to its insider trading policy effective May 4, 2001, permitting its officers, directors and other parties subject to the Company's insider trading guidelines to enter into written trading plans complying with SEC Rule 10b5-1.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto dully authorized.

Dated: August 15, 2001	RUBIO'S RESTAURANTS, INC.
	By:	/s/ JOSEPH N. STEIN Joseph N. Stein Chief Strategic and Financial Officer (Principal Financial and Accounting Officer)

QuickLinks

RUBIO'S RESTAURANTS, INC. TABLE OF CONTENTS
  PART I—FINANCIAL INFORMATION
  ITEM 1. FINANCIAL STATEMENTS
RUBIO'S RESTAURANTS, INC. CONSOLIDATED BALANCE SHEETS (In thousands, except share data)
RUBIO'S RESTAURANTS, INC. CONSOLIDATED STATEMENTS OF OPERATIONS—UNAUDITED (In thousands, except per share data)
RUBIO'S RESTAURANTS, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS—UNAUDITED (In thousands)
RUBIO'S RESTAURANTS, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—UNAUDITED
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
SIGNATURES