Form 10-Q
period 2001-09-30
RUBIOS RESTAURANTS INC
filed 2001-11-14
CIK 1082423

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

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

(1) Yes /x/  No / /  (2) Yes /x/  No / /

    As of November 5, 2001 there were 8,922,786 shares of the Registrant's common stock, par value $0.001 per share, outstanding.

RUBIO'S RESTAURANTS, INC.

TABLE OF CONTENTS

		Page
PART I	FINANCIAL INFORMATION
Item 1.	Financial Statements
	Consolidated Balance Sheets at September 30, 2001 (unaudited) and December 31, 2000	3
	Consolidated Statements of Operations (unaudited) for the 13 weeks ended September 30, 2001 and September 24, 2000 and the 39 weeks ended September 30, 2001 and September 24, 2000	4
	Consolidated Statements of Cash Flows (unaudited) for the 39 weeks ended September 30, 2001 and September 24, 2000	5
	Notes to Consolidated Financial Statements (unaudited)	6
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	11
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	25
PART II.	OTHER INFORMATION
Item 1.	Legal Proceedings	26
Item 2.	Changes in Securities and Use of Proceeds	26
Item 3.	Defaults Upon Senior Securities	26
Item 4.	Submission of Matters to a Vote of Security Holders	26
Item 5.	Other Information	26
Item 6.	Exhibits and Reports on Form 8-K	26
	Signatures	27

PART I—FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

RUBIO'S RESTAURANTS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	September 30, 2001	December 31, 2000
	(unaudited)	(see Note)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$4,532	$1,311
Short-term investments	4,105	6,809
Other receivables	994	1,138
Income taxes receivable	—	288
Inventory	1,596	2,020
Prepaid expenses	892	581

Total current assets	12,119	12,147
INVESTMENTS	277	908
PROPERTY — net	34,922	37,917
OTHER ASSETS	364	426
DEFERRED INCOME TAXES	3,392	869

TOTAL	$51,074	$52,267

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$2,645	$4,328
Accrued expenses and other liabilities	4,142	3,359
Line of credit	1,000	—
Income taxes payable	865	—
Deferred income taxes	9	6

Total current liabilities	8,661	7,693
DEFERRED RENT	1,739	1,518
DEFERRED FRANCHISE REVENUE	66	100

Total liabilities	10,466	9,311

COMMITMENTS AND CONTINGENCIES (NOTE 4)
STOCKHOLDERS' EQUITY:
Preferred stock, $.001 par value, 5,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $.001 par value, 75,000,000 shares authorized, 8,922,786 issued and outstanding in 2001, and 8,894,440 issued and outstanding in 2000	9	9
Paid-in capital	41,440	41,394
Deferred compensation	174	137
Accumulated other comprehensive income	11	8
(Accumulated deficit) retained earnings	(1,026)	1,408

Total stockholders' equity	40,608	42,956

TOTAL	$51,074	$52,267

Note: The balance sheet as of December 31, 2000 is derived from audited consolidated financial statements and is in accordance with accounting principles generally accepted in the United States of America. Entire notes for the audited period are not included in this report.

See notes to consolidated financial statements-unaudited.

RUBIO'S RESTAURANTS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS—UNAUDITED
(In thousands, except per share data)

	13 Weeks Ended		39 Weeks Ended
	September 30, 2001	September 24, 2000	September 30, 2001	September 24, 2000
REVENUE:
Restaurant sales	$29,998	$26,290	$85,377	$69,632
Franchise and licensing revenue	39	34	150	83

TOTAL REVENUE	30,037	26,324	85,527	69,715

COSTS AND EXPENSES:
Cost of sales	8,345	7,892	23,702	20,597
Restaurant labor, occupancy and other	16,502	13,571	47,728	36,039
General and administrative expenses	2,554	2,532	7,772	7,270
Depreciation and amortization	1,362	1,091	3,890	2,997
Pre-opening expenses	112	177	346	556
Loss on asset impairment and special charges	6,310	—	6,310	—
Loss on disposal/sale of property	6	17	6	26

TOTAL COSTS AND EXPENSES	35,191	25,280	89,754	67,485

OPERATING (LOSS) INCOME	(5,154)	1,044	(4,227)	2,230

OTHER INCOME (EXPENSE):
Interest and investment income	58	182	246	657
Interest expense	(33)	(51)	(75)	(95)

OTHER INCOME — NET	25	131	171	562

(LOSS)INCOME BEFORE INCOME TAXES	(5,129)	1,175	(4,056)	2,792
INCOME TAX BENEFIT (EXPENSE)	2,052	(468)	1,622	(1,116)

NET (LOSS) INCOME	$(3,077)	$707	$(2,434)	$1,676

NET (LOSS) INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS:
Basic	$(3,077)	$707	$(2,434)	$1,676

Diluted	$(3,077)	$707	$(2,434)	$1,676

NET (LOSS) INCOME PER SHARE:
Basic	$(0.34)	$0.08	$(0.27)	$0.19

Diluted	$(0.34)	$0.08	$(0.27)	$0.19

SHARES USED IN CALCULATING NET (LOSS) INCOME PER SHARE:
Basic	8,923	8,885	8,919	8,880

Diluted	8,923	9,052	8,919	9,031

See notes to consolidated financial statements-unaudited.

RUBIO'S RESTAURANTS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS—UNAUDITED
(In thousands)

	39 Weeks Ended
	September 30, 2001	September 24, 2000
OPERATING ACTIVITIES:
Net (loss) income	$(2,434)	$1,676
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	3,890	2,997
Deferred compensation	37	47
Loss on asset impairment and special charges	6,310	—
Loss on disposal/sale of property	6	26
Changes in assets and liabilities:
Other receivables	144	(489)
Income taxes receivable	288	—
Inventory	424	(1,084)
Prepaid expenses	(311)	(140)
Other assets	62	(17)
Deferred income taxes	(2,520)	(22)
Accounts payable	(1,683)	352
Accrued expenses and other liabilities	783	684
Income taxes payable	865	685
Deferred rent	221	282
Deferred franchise revenue	(34)	—

Cash provided by operating activities	6,048	4,997

INVESTING ACTIVITIES:
Proceeds from sale of property	644	—
Purchase of property	(7,855)	(11,392)
Purchases of investments	(12,514)	(18,229)
Sales and maturities of investments	15,852	25,119

Cash used in investing activities	(3,873)	(4,502)

FINANCING ACTIVITIES:
Proceeds from exercise of common stock options	46	20
Proceeds from borrowings on line of credit	1,000	—
Other	—	(2)

Cash provided by financing activities	1,046	18

INCREASE IN CASH AND CASH EQUIVALENTS	3,221	513
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	1,311	3,459

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$4,532	$3,972

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for income taxes — net	$45	$431

See notes to consolidated financial statements-unaudited.

RUBIO'S RESTAURANTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- UNAUDITED

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

    UNAUDITED INTERIM FINANCIAL DATA  —In the opinion of management, the unaudited consolidated financial statements for the interim periods presented reflect all adjustments, consisting of only normal recurring accruals, necessary for a fair presentation of the financial position and results of operations as of and for such periods indicated. These consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes thereto for the fiscal year ended December 31, 2000 included in our Form 10-K. Results for the interim periods presented herein are not necessarily indicative of results which may be reported for any other interim period or for the entire fiscal year.

    RECLASSIFICATION  —Certain prior period amounts have been reclassified to conform to current period presentation. Specifically, the Company has reclassified approximately $320,000 of expenses attributable to credit card processing costs from general and administrative expenses to restaurant labor, occupancy and other for the 39 weeks ended September 24, 2000 to conform to the 39 weeks ended September 30, 2001 presentation. The Company also reclassified $83,000 of licensing revenue for the 39 weeks ended September 24, 2000 from restaurant sales to franchise and licensing revenue to conform to the 39 weeks ended September 30, 2001 presentation.

2. ASSET IMPAIRMENT AND STORE CLOSURE EXPENSE

    The Company periodically assesses its ability to recover the carrying value of its long-lived assets. If the Company concludes that the carrying value will not be recovered, an impairment write-down is recorded to reduce the asset to its estimated fair value.

    In the 13 weeks ended September 30, 2001, in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," the Company recorded a loss of $3,219,000 on long-lived assets where circumstances indicated that the assets were impaired based on the expected future cash flows on 15 restaurant locations. Impairment is reviewed at the lowest levels for which there are identifiable cash flows that are independent of the cash flows of other groups of assets. In the Company's circumstances, such analysis is performed on an individual restaurant basis. The impairment charge was the difference between the carrying value and the estimated fair value of the assets. Nine of the 11 stores closed on October 30, 2001 were included in this third quarter impairment charge. Two of the fifteen impaired stores will close by the end of fiscal 2002. Four of the fifteen impaired stores will continue to operate through the end of the lease term. (See Note 7.)

    In addition, the Company has decided to pursue a franchising effort on thirteen selected company-owned locations in certain regions. An analysis of this effort yielded a write-down of assets of $3,091,000. This write-down was based on the estimated attainable sales price after royalties on the assets compared to the current net book value of these units.

3. BALANCE SHEET DETAILS AS OF SEPTEMBER 30, 2001 and DECEMBER 31, 2000, respectively (in thousands):

	2001	2000
OTHER RECEIVABLES:
Tenant improvement receivables	$300	$604
Beverage usage receivable	146	248
Accrued interest receivable	37	133
Other	511	153

Total	$994	$1,138

INVESTMENTS:
Government agencies	$1,696	$—
Corporate bonds	911	5,403
Tax-free municipals	900	254
Municipal bonds	425	350
Commercial paper	299	499
Mortgage and asset-backed securities	151	1,211

	4,382	7,717
Less: current portion	(4,105)	(6,809)

Non-current	$277	$908

PROPERTY — at cost:
Building and leasehold improvements	$25,331	$24,843
Equipment and furniture	23,973	23,862
Construction in process and related costs	1,070	1,545

	50,374	50,250
Less: accumulated depreciation and amortization	(15,452)	(12,333)

Total	$34,922	$37,917

OTHER ASSETS:
Long-term deposits	$283	$328
Other	81	98

Total	$364	$426

ACCRUED EXPENSES AND OTHER LIABILITIES:
Compensation	$2,145	$992
Sales taxes	836	877
Vacation pay	574	445
Unearned usage allowance	50	47
Other deferred income	—	150
Other	537	848

Total	$4,142	$3,359

4. COMMITMENTS AND CONTINGENCIES

    REVOLVING LINE OF CREDIT  —As of September 30, 2001, the Company had available a $12,000,000 revolving line of credit with a maturity date of July 2004.  The credit line bears interest based on certain leverage ratios and ranges from the lower of a bank reference rate plus 1%—2%, or an adjusted London Interbank Offered Rate plus 2.5%—3.5% per annum. The Company pays a commitment fee on the unused portion of the credit line. In addition, the availability of the credit line is subject to maintaining certain financial covenants. On July 25, 2001, we drew $1.0 million on the line of credit. This amount was still outstanding as of September 30, 2001. There were no borrowings outstanding at December 31, 2000.

    LITIGATION  —The Company is subject to various types of litigation that arise in the ordinary course of its business. Based upon information presently available, management is of the opinion that such litigation will not have a material adverse effect on the consolidated financial position, results of operations or cash flows of the Company.

5. EARNINGS PER SHARE

    Reconciliation of basic and diluted (loss) earnings per share in accordance with SFAS No. 128, "Earnings Per Share," is as follows (in thousands, except per share data):

	13 Weeks Ended		39 Weeks Ended
	September 30, 2001	September 24, 2000	September 30, 2001	September 24, 2000
Numerator
Basic:
Net (loss) income attributable to common stockholders	$(3,077)	$707	$(2,434)	$1,676

Diluted:
Net (loss) income attributable to common stockholders	$(3,077)	$707	$(2,434)	$1,676

Denominator
Basic:
Weighted average common shares outstanding	8,923	8,885	8,919	8,880
Diluted:
Effect of dilutive securities:
Common stock options	—	167	—	151

Total weighted average common and potential common shares outstanding	8,923	9,052	8,919	9,031

(Loss) earnings per share:
Basic	$(0.34)	$0.08	$(0.27)	$0.19

Diluted	$(0.34)	$0.08	$(0.27)	$0.19

6. RECENT ACCOUNTING PRONOUNCEMENTS

    In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets."  This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of a Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business (as previously defined in that Opinion). The provisions of the statement are effective for financial statements issued for fiscal years beginning after December 15, 2001. The Company has not yet determined the impact, if any, that this statement will have on its financial statements.

    In July 2001, the Financial Accounting Standards Board issued SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 requires that goodwill and other intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. It requires a company to perform a transitional assessment of whether there is an indication that goodwill is impaired as of the date of adoption. Any goodwill impairment loss will be recognized as the cumulative effect of a change in accounting principle no later than the end of the fiscal year of adoption. The Company believes the initial adoption of SFAS No. 142 will not have a material effect on our consolidated financial position or the results of operations.

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

7. SUBSEQUENT EVENTS

    On October 30, 2001, the Company closed 11 locations: five in Colorado, four in Utah, one in Sacramento, California and one in Las Vegas, Nevada. As previously mentioned in Note 2, nine of these stores were included in a third quarter 2001 impairment charge and the other two stores were previously included in a fourth quarter 2000 impairment charge. As of October 30, 2001, the Company has a total of 131 restaurants, 56 in the greater Los Angeles, California area, 38 in San Diego, California, 19 in Arizona, four in Colorado, four in Las Vegas, Nevada, four in Sacramento, California, four in San Francisco, California and two in Utah. We are looking to franchise the remaining 10 open stores in Colorado, Utah and Nevada.

    In addition to the $6.3 million impairment charge recorded in the third quarter of 2001, we will be recording additional charges in the fourth quarter of 2001 in the range of $4.6 to $5.1 million related to store closures, future lease obligations on these closed stores (net of any estimated sub-lease income, if any), severance and other related charges. In accordance with the Emerging Issues Task Force No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)," these charges are recognized as a liability when management commits the Company to its store closure plan. Charges for 2001 related to these issues will total in the range of $10.9 to $11.4 million.

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

OVERVIEW

    We opened our first restaurant under the name "Rubio's, Home of the Fish Taco" in 1983 and grew steadily through 1994, at which time we operated 17 units. We accelerated the number of restaurant openings in recent years, going from six new restaurants in 1995 to 36 in 2000. As of December 31, 2000, we had 126 restaurants open. We have opened an additional 14 company-owned restaurants this year, five this past quarter, bringing our total of company-owned restaurants open as of September 30, 2001 to 140. We also opened our first franchise restaurant on June 4, 2001.

    As a result of our past expansion, period-to-period comparisons of our financial results may not be meaningful. When a new unit opens, it will typically incur higher than normal levels of food and labor costs until new personnel gain experience. Hourly labor schedules are gradually adjusted downward during the first three months of a restaurant opening, in order to reach operating efficiencies similar to those at established units. In calculating our comparable restaurant base, we introduce a restaurant into our comparable restaurant base once it has been in operation for 15 calendar months.

    On October 30, 2001, we closed 11 under-performing units: five of the units were closed in Colorado, four in Utah and one each in the Sacramento, California and Las Vegas, Nevada regions. We plan to close another two locations by the end of fiscal 2002, one in Southern California and one in Arizona. We also decided to actively pursue several franchise groups in an effort to sell the remaining company-owned locations in Colorado, Utah and Nevada. We will continue to focus our efforts on building our presence in our core markets in California and Arizona.

    Revenues represent gross restaurant sales less coupons and other discounts and franchise and licensing revenue. Cost of sales is composed of food, beverage, and paper supply expense. Components of restaurant labor, occupancy and other expenses include direct hourly and management wages, bonuses, fringe benefit costs, rent and other occupancy costs, advertising and promotion, operating supplies, utilities, maintenance and repairs, and other operating expenses.

    General and administrative expenses include all corporate and administrative functions that provide support infrastructure to facilitate our operations. Components of this category include management, supervisory and staff salaries and employee benefits, travel, information systems, training, corporate rent, professional and consulting fees and franchise expense.

    Pre-opening expenses, which are expensed as incurred, consist of the costs of hiring and training the initial workforce, travel, the cost of food used in training, the cost of the initial stocking of operating supplies and other direct costs related to opening a new restaurant.

RESULTS OF OPERATIONS

    All comparisons under this heading between 2001 and 2000 refer to the 13-week period ended September 30, 2001 and the 13-week period ended September 24, 2000, respectively, unless otherwise indicated.

    Our operating results, expressed as a percentage of revenue, were as follows:

	13 Weeks Ended
	September 30, 2001	September 24, 2000
Revenue (1)	100.0%	100.0%
Costs and expenses:
Cost of sales	27.8	30.0
Restaurant labor, occupancy and other	54.9	51.6
General and administrative expenses (2)	8.5	9.6
Depreciation and amortization	4.5	4.1
Pre-opening expenses	0.4	0.7
Loss on asset impairment and special charges	21.0	—
Loss on disposal/sale of property	—	0.1

Operating (loss) income	(17.1)	3.9

Other income (expense):
Interest income, net	0.1	0.5

(Loss) income before income taxes	(17.0)	4.4
Income tax benefit (expense)	6.8	(1.8)

Net (loss) income	(10.2)%	2.6%

(1)
Includes $39,000 and $34,000 in franchise and licensing revenue for the 13 weeks ended September 30, 2001 and September 24, 2000.

(2)
Includes $78,000 and $67,000 in franchise expense for the 13 weeks ended September 30, 2001 and September 24, 2000.

13 WEEKS ENDED SEPTEMBER 30, 2001 COMPARED TO THE 13 WEEKS ENDED SEPTEMBER 24, 2000

    Results of operations reflect 13 weeks of operations for 135 restaurants and partial period operations for 5 restaurants for the 13 weeks ended September 30, 2001. Results of operations also reflect 13 weeks of operations for 107 restaurants and a partial period of operations for 8 restaurants for the 13 weeks ended September 24, 2000.

    REVENUE.  Revenue increased $3.7 million or 14.1%, to $30.0 million for the 13 weeks ended September 30, 2001 from $26.3 million for the 13 weeks ended September 24, 2000. The increase in 2001 was due to sales from our 14 2001 openings of $2.2 million and a $2.1 million increase in sales generated by a full quarter of operations from units opened in 2000 that were not yet in our comparable unit base, offset by a decrease in comparable store sales of $0.6 million or 2.8%. Units enter the comparable store base after 15 full months of operation. The decrease in comparable store sales was primarily due to an 8.7% decrease in transactions, offset by a 6.5% increase in average check. The average check increase is primarily a result of a price increase of 4.5% at the beginning of the year. Average transactions decreased generally due to the overall economic slowdown as well as the effect of running a new $0.99 Crispy Shrimp Taco promotion this year versus a proven $0.99 Fish Taco promotion last year.

    COST OF SALES.  Cost of sales as a percentage of restaurant sales decreased to 27.8% in the 13 weeks ended September 30, 2001 from 30.0% in the 13 weeks ended September 24, 2000. The decrease was primarily due to the previously mentioned price increase that leveraged food cost as well as our procedural and training improvements in the kitchen with respect to food preparation. We were also able to work with our suppliers to reduce some of our commodity prices. In addition, some menu item components were changed that also had a favorable impact on product cost. Offsetting these savings were the higher cost burrito upgrades we made beginning in the summer of 2000.

    RESTAURANT LABOR, OCCUPANCY AND OTHER.  Restaurant labor, occupancy, and other increased as a percentage of restaurant sales to 54.9% for the 13 weeks ended September 30, 2001 from 51.6% in the 13 weeks ended September 24, 2000. The increase as a percentage of restaurant sales is due in part to an increase in total direct and related labor costs of approximately 2.1%. These labor increases were primarily due to the increasing mix of stores located in newer markets, which have on average lower initial annual sales volumes than our mature markets and overall wage inflation. Also contributing to the higher labor related costs was the increase of workers' compensation in California. Occupancy costs increased 1.1%, which is primarily due to the lack of leverage on sales volumes and higher common area maintenance costs. Also contributing to the unfavorable variance were higher utility costs in California that resulted in an approximate 0.1% increase from prior year.

    GENERAL AND ADMINISTRATIVE EXPENSES.  General and administrative expenses of $2.5 million for the 13 weeks ended September 30, 2001 were basically flat compared to the 13 weeks ended September 24, 2000. As a percentage of restaurant sales, general and administrative expenses decreased to 8.5% for the 13 weeks ended September 30, 2001 from 9.6% for the 13 weeks ended September 24, 2000. The decrease was primarily due to the leveraging of our expanding revenue base as well as lower wages, recruiting and travel expenses.

    DEPRECIATION AND AMORTIZATION.  Depreciation and amortization expenses increased to $1.4 million in the 13 weeks ended September 30, 2001 from $1.1 million in the 13 weeks ended September 24, 2000. The $0.3 million increase was primarily due to the additional depreciation on the 36 new units opened during 2000 and the 14 new units opened during 2001. As a percentage of restaurant sales, depreciation and amortization increased to 4.5% for the 13 weeks ended September 30, 2001 from 4.1% for the 13 weeks ended September 24, 2000.

    PRE-OPENING EXPENSES.  Pre-opening expenses decreased to $112,000 for the 13 weeks ended September 30, 2001 from $177,000 for the 13 weeks ended September 24, 2000. The decrease was due in part to opening five units in the 13 weeks ended September 30, 2001 versus opening eight units in the 13 weeks ended September 24, 2000. The average pre-opening cost per new unit opening increased 1.2% in the 13 weeks ended September 30, 2001 versus the 13 weeks ended September 24, 2000. Pre-opening costs per new unit in the 13 weeks ended September 30, 2001 averaged $22,400 per new unit versus an average of $22,125 per new unit in the 13 weeks ended September 24, 2000.

    LOSS ON ASSET IMPAIRMENT AND SPECIAL CHARGES.  In the third quarter of 2001, we recorded a $6.3 million charge related to the impairment of a selected number of under-performing restaurants as required under Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." The charge is broken out into three components: $3.1 million for the loss associated with restaurants that we intend to sell to franchisees, $2.4 million for restaurants to be closed and $0.8 million for restaurants that will remain open through the end of the lease term.

    INTEREST INCOME, NET.  Net interest income decreased to $25,000 for the 13 weeks ended September 30, 2001 from $131,000 in net interest income for the 13 weeks ended September 24, 2000. Interest income decreased to $58,000 for the 13 weeks ended September 30, 2001 from $182,000 for the 13 weeks ended September 24, 2000. The decrease is primarily due to less cash available for investing in the current year quarter versus last year's comparable quarter and interest expense incurred by our borrowing on the line of credit in late July 2001.

    INCOME TAXES.  The provision for income taxes for the 13 weeks ended September 30, 2001 and 13 weeks ended September 24, 2000 is based on the approximate annual effective tax rate of 40%

applied to the respective period's pretax book (loss) income. The 40% tax benefit applied to the 13 weeks ended September 30, 2001 comprises the federal and state statutory rates based on the estimated annual effective rate on the pre-tax loss of $5,129,000. The 40% tax rate applied to the 13 weeks ended September 24, 2000 comprises the federal and state statutory rates based on the estimated annual effective rate on pre-tax income of $1,175,000.

    All comparisons in the following section refer to the 39-week period ended September 30, 2001 and the 39-week period ended September 24, 2000, respectively, unless otherwise indicated.

    Our operating results, expressed as a percentage of revenue, were as follows:

	39 Weeks Ended
	September 30, 2001	September 24, 2000
Revenue (1)	100.0%	100.0%
Costs and expenses:
Cost of sales	27.7	29.5
Restaurant labor, occupancy and other	55.8	51.7
General and administrative expenses (2)	9.1	10.4
Depreciation and amortization	4.5	4.3
Pre-opening expenses	0.4	0.8
Loss on asset impairment and special charges	7.4	—
Loss on disposal/sale of property	—	0.1

Operating (loss) income	(4.9)	3.2

Other income (expense):
Interest income, net	0.2	0.8

(Loss) income before income taxes	(4.7)	4.0
Income tax benefit (expense)	1.9	(1.6)

Net (loss) income	(2.8)%	2.4%

(1)
Includes $150,000 and $83,000 in franchise and licensing revenue for the 39 weeks ended September 30, 2001 and September 24, 2000.

(2)
Includes $296,000 and $247,000 in franchise expense for the 39 weeks ended September 30, 2001 and September 24, 2000.

39 WEEKS ENDED SEPTEMBER 30, 2001 COMPARED TO THE 39 WEEKS ENDED SEPTEMBER 24, 2000

    Results of operations reflect 39 weeks of operations for 126 restaurants and partial period operations for 14 restaurants for the 39 weeks ended September 30, 2001. Results of operations also reflect 39 weeks of operations for 90 restaurants and a partial period of operations for 25 restaurants for the 39 weeks ended September 24, 2000.

    REVENUE.  Revenue increased $15.8 million or 22.7%, to $85.5 million for the 39 weeks ended September 30, 2001 from $69.7 million for the 39 weeks ended September 24, 2000. The increase in 2001 was due to $12.1 million in sales generated by a full nine months of operations from units opened in 2000 that were not yet in our comparable unit base and $4.1 million in sales generated by the 14 2001 openings, offset by a decrease in comparable store sales of $0.4 million or 0.7%. Units enter the comparable store base after 15 full months of operation. The decrease in comparable store sales was primarily due to a 5.7% decrease in transactions, offset by a 5.3% increase in average check.

    COST OF SALES.  Cost of sales as a percentage of restaurant sales decreased to 27.7% in the 39 weeks ended September 30, 2001 from 29.5% in the 39 weeks ended September 24, 2000. The decrease was primarily due to the 4.5% price increase at the beginning of the year, which leveraged food cost as well as the procedural and training implementations made in preparing our food. We were also able to work with our suppliers to reduce some of our commodity prices. In addition, some menu item components were changed that also had a favorable impact on product cost. Offsetting these savings were the higher cost burrito upgrades we made beginning in the summer of 2000.

    RESTAURANT LABOR, OCCUPANCY AND OTHER.  Restaurant labor, occupancy, and other increased as a percentage of restaurant sales to 55.8% for the 39 weeks ended September 30, 2001 from 51.7% in the 39 weeks ended September 24, 2000. The increase as a percentage of sales is due in part to an increase in total direct and related labor costs of approximately 2.5%. These labor increases were due in part to an increasing mix of stores located in newer markets, which have on average lower initial annual sales volumes than our mature markets and overall wage inflation. Also contributing to the higher labor related costs was the increase of workers' compensation premiums in California. Occupancy costs, which include rents, percentage rents and common area maintenance, increased by 1.0%. Utility costs increased by 0.4% from prior year primarily due to the California energy crisis. Increases in advertising costs of 0.2% also contributed to the variance from prior year.

    GENERAL AND ADMINISTRATIVE EXPENSES.  General and administrative expenses increased to $7.8 million for the 39 weeks ended September 30, 2001 from $7.3 million for the 39 weeks ended September 24, 2000. As a percentage of restaurant sales, general and administrative expenses decreased to 9.1% for the 39 weeks ended September 30, 2001 from 10.4% for the 39 weeks ended September 24, 2000. The decrease as a percentage of sales was primarily due to the leveraging of our expanding revenue base.

    DEPRECIATION AND AMORTIZATION.  Depreciation and amortization expenses increased to $3.9 million in the 39 weeks ended September 30, 2001 from $3.0 million in the 39 weeks ended September 24, 2000. The $0.9 million increase was primarily due to the additional depreciation on the 36 new units opened during 2000 and the 14 new units opened during 2001. As a percentage of restaurant sales, depreciation and amortization increased to 4.5% for the 39 weeks ended September 30, 2001 versus 4.3% for the 39 weeks ended September 24, 2000.

    PRE-OPENING EXPENSES.  Pre-opening expenses decreased to $346,000 for the 39 weeks ended September 30, 2001 from $556,000 for the 39 weeks ended September 24, 2000. The decrease was due in part to opening 14 units in the first nine months of 2001 versus opening 25 in the same period of 2000. The average pre-opening cost per new unit opening increased from approximately $22,200 per new unit in the prior year to approximately $24,700 per new unit in the current year due to opening three locations in our new San Francisco market and one location in the relatively new Sacramento market. New markets traditionally require higher pre-opening costs than in mature markets due to the lack of leveraging an existing region's resources.

    LOSS ON ASSET IMPAIRMENT AND SPECIAL CHARGES.  In the third quarter of 2001, we recorded a $6.3 million charge related to the impairment of a selected number of under-performing restaurants as required under Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and For Long-Lived Assets to Be Disposed Of." The charge is broken out into three components: $3.1 million for the loss associated with restaurants that we intend to sell to franchisees, $2.4 million for restaurants to be closed and $0.8 million for restaurants that will remain open through the end of the lease term.

    INTEREST INCOME, NET.  Net interest income decreased to $171,000 for the 39 weeks ended September 30, 2001 from $562,000 in net interest income for the 39 weeks ended September 24, 2000. Interest income decreased to $246,000 for the 39 weeks ended September 30, 2001 from $657,000 for the 39 weeks ended September 24, 2000. The decrease is primarily due to less cash available for investing in the first nine months of 2001 versus the comparable period last year. Interest expense decreased to $75,000 in the current year from $95,000 in the same prior year period. The decrease is primarily due to a reduction in the unused commitment fee rate charged by our bank offset by the interest expense incurred by our borrowing on the line of credit in late July 2001.

    INCOME TAXES.  The provision for income taxes for the 39 weeks ended September 30, 2001 and 39 weeks ended September 24, 2000 is based on the approximate annual effective tax rate of 40% applied to the respective period's pretax book (loss) income. The 40% tax benefit applied to the 39 weeks ended September 30, 2001 comprises the federal and state statutory rates based on the estimated annual effective rate on pre-tax loss of $4,056,000. The 40% tax rate applied to the 39 weeks ended September 24, 2000 comprises the federal and state statutory rates based on the estimated annual effective rate on pre-tax income of $2,792,000.

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

  LIQUIDITY AND CAPITAL RESOURCES

    We have funded our capital requirements in recent years through the public sale of equity securities, private placement of preferred stock, cash flow from operations and bank debt. We generated $6.0 million in cash flow from operating activities for the 39 weeks ended September 30, 2001 and $5.0 million for the 39 weeks ended September 24, 2000.

    Net cash used by investing activities was $3.9 million for the 39 weeks ended September 30, 2001 compared to $4.5 million for the 39 weeks ended September 24, 2000. The $3.9 million decrease in cash was primarily due to the liquidation of investments that were used to fund our 14 restaurant openings and our now completed point of sale conversions during the 39 weeks ended September 30, 2001.

    Net cash provided by financing activities was $1,046,000 for the 39 weeks ended September 30, 2001 compared to net cash provided of $18,000 for the 39 weeks ended September 24, 2000. Net cash provided by financing activities for the 39 weeks ended September 30, 2001 consisted of a $1,000,000 draw on the line of credit and $46,000 of proceeds from the exercises of common stock options. Net cash provided by financing activities for the 39 weeks ended September 24, 2000 were $18,000 of proceeds from the exercises of common stock options.

    In addition, we have a $12.0 million revolving line of credit agreement with a financial institution that matures in July 2004. On July 25, 2001, we drew $1.0 million on the line of credit. As of September 30, 2001, our outstanding principal balance under this agreement was $1.0 million. Interest on the revolving line of credit is calculated on the lower of either a bank reference rate plus 1%—2%, or on an adjusted London Interbank Offered Rate plus 2.5%—3.5% per annum.

    Our funds are principally used for the development and opening of new units. We incurred $7.9 million in capital expenditures during the 39 weeks ended September 30, 2001, of which $5.1 million was for newly opened units, $0.9 million for future openings, $1.5 for remodels and point of sale system upgrades, $0.3 million for existing locations and $0.1 million for corporate and information technology expenditures. During the 39 weeks ended September 24, 2000, we incurred $11.4 million in capital expenditures, of which $8.0 million was for new unit openings, $1.6 million for future openings, $1.0 million was for expenditures on existing locations and $0.8 million for corporate expenditures.

    We currently expect total capital expenditures in 2001 to be approximately $11.0 million, of which approximately $8.8 million is forecasted for the opening of new restaurants. We currently plan to open approximately 19 units in 2001 and approximately eight units in 2002. We currently expect that future locations will generally cost between $380,000 and $450,000 per unit, net of landlord allowances and excluding pre-opening expenses. Some units may exceed this range due to the area in which they are built and the specific requirements of the project. Pre-opening expenses are expected to average between $19,000 and $25,000 per restaurant in existing markets and between $25,000 and $35,000 in newer markets.

    We believe that anticipated cash flow from operations and funds anticipated to be available from our existing credit facility together with proceeds from the initial public offering completed in May 1999 will be sufficient to satisfy our working capital requirements for at least the next 12 months. Changes in our operating plans, amendments to our expansion plans, lower than anticipated sales, increased expenses, potential acquisitions or other events may cause us to seek additional financing sooner than anticipated. Additional financing may not be available on acceptable terms, or at all. Failure to obtain additional financing as needed could have a material adverse effect on our business and results of operations.

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

OUR EXPECTED REVENUES, COMPARABLE STORE SALES AND OVERALL EARNINGS PER SHARE MAY NOT BE ATTAINED DUE TO FACTORS REGARDING OUR BRAND AWARENESS, MARKETING STRATEGY AND OUR ABILITY TO MANAGE ONGOING AND UNANTICIPATED COSTS.

    Our expected sales levels and earnings rely heavily on the acceptability and quality of the products we serve. If any variances are experienced with respect to the recognition of our brand, the acceptableness of our promotions, or the ability to manage our ongoing operations as well as the ability to absorb unexpected costs, we could fall short of our revenue and earnings expectations.

WE HAVE RECENTLY CREATED RESERVES RELATED TO THE CLOSURE OF SOME SELECTED STORES. IF THE AMOUNTS OF THESE RESERVES ARE INADEQUATE, WE COULD EXPERIENCE AN ADVERSE EFFECT TO OUR EARNINGS EXPECTATIONS IN THE FUTURE.

    Our reserves for expenses related to closed stores are estimates. The amounts we have recorded are our reasonable assumptions based on the condition of these locations at this point in time. The conditions regarding these locations may adversely change in the future and materially affect our future earnings.

OUR EXPANSION INTO NEW GEOGRAPHIC AREAS INVOLVES A NUMBER OF RISKS THAT COULD DELAY OR PREVENT THE OPENING OF NEW RESTAURANTS OR REQUIRE US TO ADJUST OUR EXPANSION STRATEGY.

    Almost all of our current restaurants are located in the southwest region of the United States. Our expansion into geographic areas outside the Southwest involves a number of risks, including:

  •
  lack of market awareness or acceptance of our restaurant concept in new geographic areas, especially in light of recent outer market store closures;

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

IF WE ARE NOT ABLE TO SUCCESSFULLY PURSUE OUR EXPANSION STRATEGY, OUR BUSINESS AND RESULTS OF OPERATIONS MAY BE ADVERSELY IMPACTED.

    We continue to evaluate our expansion strategy. As of September 30, 2001, we had open 140 company-owned restaurants, 55 restaurants in greater Los Angeles, California which includes Los Angeles, Orange, San Bernardino, Ventura and Riverside counties, 38 restaurants in San Diego county, 18 restaurants in Phoenix/Tucson, Arizona, nine restaurants in Denver, Colorado, six restaurants in Salt Lake City, Utah, five restaurants in Las Vegas, Nevada, five in the Sacramento, California area and four in the San Francisco, California area. We did, however, close 11 units on October 30, 2001, five in Denver, Colorado, four in Salt Lake City, Utah, one in Sacramento, California, and one in Las Vegas, Nevada. We still plan to open approximately 19 restaurants in 2001, fourteen of which have been opened as of September 30, 2001. Eleven of the 19 planned 2001 openings are outside Southern California, seven in Arizona and four in Northern California. We currently plan to open approximately eight restaurants in 2002. Our ability to successfully achieve our expansion strategy will depend on a variety of factors, many of which are beyond our control.

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

OUR FINANCIAL PERFORMANCE MAY BE MATERIALLY ADVERSELY AFFECTED BY THE ENERGY CRISIS IN CALIFORNIA.

    We have 102 restaurants located in California. These units may be materially adversely affected by the current utility crisis in the state. If the utility companies institute "rolling blackouts," our financial performance could be materially impacted by these power outages. If a rolling blackout occurs, the locations without power may have to cease operations during the power outage and food supplies may be ruined.

WE HAVE RECENTLY INITIATED A FRANCHISE STRATEGY. WE MAY BE UNSUCCESSFUL IN FULLY EXECUTING THIS PROGRAM.

    We started a franchise program by entering into an agreement with a franchisee in late October 2000. We had a total of two franchise agreements signed as of September 30, 2001. These agreements represent commitments to open 14 units. In conjunction with these signings, we received $140,000 in franchise fees in 2000 and were able to recognize $40,000 of that as income in the fourth quarter of 2000. We have recorded $76,000 in franchise revenue during the first nine months of 2001 related to area development fees, franchise fees and royalties. We also incurred $296,000 and $247,000 of expense related to franchising in the 39 weeks ended September 30, 2001 and September 24, 2000. We opened our first franchise location on June 4, 2001 in Fresno, California. Our second franchise restaurant is expected to open in the fourth quarter of 2001. Our inability to successfully execute our franchising program could adversely affect our business and results of operations. The opening and success of franchised restaurants is dependent on a number of factors, including availability of suitable sites, negotiations of acceptable lease or purchase terms for new locations, permitting and government regulatory compliance and the ability to meet construction schedules. The franchisees may not have all these business abilities or access to the financial resources necessary to open the restaurants or to successfully develop or operate the restaurants in their franchise areas in a manner consistent with our standards.

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

    As of September 30, 2001 all but 15 of our existing restaurants are located in the southwest region of the United States. Accordingly, we are susceptible to fluctuations in our business caused by adverse economic or other conditions in this region, including natural or other disasters. Our significant investment in, and long-term commitment to, each of our units limits our ability to respond quickly or effectively to changes in local competitive conditions or other changes that could affect our operations. In addition, some of our competitors have many more units than we do. Consequently, adverse economic or other conditions in a region, a decline in the profitability of several existing units or the introduction of several unsuccessful new units in a geographic area could have a more significant effect on our results of operations than would be the case for a company with a larger number of restaurants or with more geographically dispersed restaurants, and we may have to adjust our expansion strategy.

OUR CURRENT INSURANCE MAY NOT PROVIDE ADEQUATE LEVELS OF COVERAGE AGAINST CLAIMS.

    There are types of losses we may incur that may be uninsurable or that we believe are not economically insurable, such as losses due to earthquakes and other natural disasters. In view of the location of many of our existing and planned units, our operations are particularly susceptible to damage and disruption caused by earthquakes. Further, we do maintain insurance coverage for employee-related litigation, however, the deductible per incident is high and we carry only limited insurance for the effects of adverse publicity. In addition, punitive damage awards are generally not covered by insurance. We may also be subject to litigation which, regardless of the outcome, could result in adverse publicity and damages. Such litigation, adverse publicity or damages could have a material adverse effect on our business and results of operations. We do from time to time have employee related claims brought against us. These claims and expenses related to these claims typically have not been material to the overall financial performance of the Company. We may experience a claim that is material in nature and that may have a material adverse effect on the financial results of the Company.

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

THE INTERESTS OF OUR CONTROLLING STOCKHOLDERS MAY CONFLICT WITH YOUR INTERESTS.

    As of November 5, 2001, the executive officers, directors and entities affiliated with them, in the aggregate, beneficially own approximately 33.1% of our outstanding common stock. These stockholders are able to exercise control over all matters requiring approval by our stockholders, including the election of directors and approval of significant corporate transactions. This concentration of ownership may also have the effect of delaying or preventing a change in control of our company.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    Our market risk exposures are related to our cash, cash equivalents and investments. We invest our excess cash in highly liquid short-term investments primarily with maturities of less than one year. The portfolio consists primarily of government agencies, corporate bonds, tax-free municipals, municipal bonds and commercial paper. As of September 30, 2001, we have $277,000 in investments that have maturities in excess of one year. These investments are not held for trading or other speculative purposes. Changes in interest rates affect the investment income we earn on our investments and, therefore, impact our cash flows and results of operations.

    In addition, we have a $12.0 million revolving line of credit agreement with a financial institution. Interest on the revolving line of credit is calculated on the lower of either a bank reference rate plus 1%—2%, or on an adjusted London Interbank Offered Rate plus 2.5%—3.5% per annum.

    On July 25, 2001, we drew $1.0 million on the line of credit. This amount is still outstanding as of November 5, 2001. Changes in interest rates would affect the interest expense on these borrowings and, therefore, impact our cash flows and results of operations. Due to the types of investment and debt instruments the Company has, a 10% change in period-end interest rates or a hypothetical 100 basis point adverse move in interest rates would not have significant negative affect on its financial results.

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

PART II—OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

    Not applicable

Item 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

  (a)
  Not applicable

  (b)
  Not applicable

  (c)
  Not applicable

  (d)
  We currently have approximately $2.1 million remaining from our initial public offering in May 1999 as well as an additional $6.8 million of cash, cash equivalents and investments generated from previous private placements and operating cash flows. The use of proceeds during this reporting period has conformed to our intended use outlined in our initial public offering prospectus.

Item 3. DEFAULTS UPON SENIOR SECURITIES

    Not applicable

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    Not applicable

Item 5. OTHER INFORMATION

    Not applicable

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	3.1	(1)	Second Amended and Restated Certificate of Incorporation (Exhibit 3.2)
	3.2	(1)	Restated Bylaws (Exhibit 3.4)
	3.3	(2)	Certificate of Amendment to Bylaws (Exhibit 3.4)

    (1)
    Incorporated by reference to the above noted exhibit to our registration statement on Form S-1 (333-75087) filed with the SEC on March 26, 1999, as amended.

    (2)
    Incorporated by reference to the above noted exhibit to our annual report on Form 10-K filed with the SEC on April 2, 2001.

  (b)
  Reports on Form 8-K:

    None

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 12, 2001	RUBIO'S RESTAURANTS, INC.
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
RUBIO'S RESTAURANTS, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- UNAUDITED
PART II—OTHER INFORMATION
SIGNATURES