Form 10-K
period 2001-12-30
RUBIOS RESTAURANTS INC
filed 2002-04-01
CIK 1082423

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 30, 2001
COMMISSION FILE NUMBER: 000-26125

RUBIO’S RESTAURANTS, INC.
(Exact Name of Registrant as Specified in Its Charter)

DELAWARE (State or Other Jurisdiction of Incorporation or Organization)	33-0100303 (I.R.S. Employer Identification Number)

1902 WRIGHT PLACE, SUITE 300, CARLSBAD, CALIFORNIA 92008
(Address of Principal Executive Offices)

(760) 929-8226
(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:
COMMON STOCK, PAR VALUE $0.001 PER SHARE

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [   ]

The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 8, 2002 was approximately $35,321,160. This amount excludes 2,714,556 shares of the registrant’s common stock held by the executive officers, directors and affiliated parties at March 8, 2002. Exclusion of such shares should not be construed to indicate that any such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant or that such person is controlled by or under common control with the registrant.

As of March 8, 2002, there were 8,977,173 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

PART III incorporates information by reference from our definitive proxy statement for the 2002 annual meeting of stockholders to be held on June 5, 2002.

Certain exhibits filed with our prior registration statements and Forms 10-K, 8-K and 10-Q are incorporated by reference into PART IV of this report.

RUBIO’S RESTAURANTS, INC.

     This annual report on Form 10-K may contain projections, estimates and other forward-looking statements that involve a number of risks and uncertainties, including but not limited to, those discussed under “Risk Factors” under Item 1 below. While this outlook represents our current judgment on the future direction of the business, such risks and uncertainties could cause actual results to differ materially from any future performance suggested below. We undertake no obligation to release publicly the results of any revisions to these forward-looking statements to reflect events or circumstances arising after the date of this annual report.

     We have registered four trademarks and 12 service marks including, but not limited to, “Rubio’s,” “Rubio’s Baja Grill, Home of the Fish Taco,” “Home of the Fish Taco,” “HealthMex,” “Pesky,” “Baja Grill,” “Best of Baja,” “Discover the Taste of True Baja,” “Discover the True Taste of Baja,” “Discover True Baja,” “Mas Food, Less Dinero,” “Nachos Not So Grande” and “True Baja” with the United States Patents and Trademark Office.

PART I.

Item 1. BUSINESS

     As of March 8, 2002, we own and operate 137 high-quality, quick-service Mexican restaurants that offer traditional Mexican cuisine combined with fresh seafood indicative of the Baja region of Mexico. We were incorporated in California in 1985 and re-incorporated in Delaware in October 1997. We have a wholly-owned subsidiary, Rubio’s Restaurants of Nevada, Inc., which was incorporated in Nevada in 1997. Our restaurants are located in California, Arizona, Nevada, Colorado and Utah. As of March 8, 2002, we had approximately 2,756 employees.

RUBIO’S BAJA GRILL CONCEPT

     The Rubio’s Baja Grill concept successfully evolved from the original “Rubio’s, Home of the Fish Taco” concept, which our co-founder Ralph Rubio first developed following his college spring break trips to the Baja peninsula of Mexico in the mid-1970s. Ralph opened the first Rubio’s restaurant with his father, Rafael, over 19 years ago in the Mission Bay area of San Diego. Building on the success of our original “fish taco” concept, we later expanded our menu offerings and upgraded our store layout to appeal to a broader customer base. We believe the “Rubio’s Baja Grill” concept is uniquely positioned between the quick-service and casual dining segments of the restaurant industry. The critical elements of our market positioning are as follows:

•	DISTINCTIVE, FRESH, HIGH-QUALITY FOOD. We seek to differentiate ourselves from other quick-service and fast food Mexican restaurants by offering high-quality products made-to-order using authentic regional Baja Mexican recipes. We have experienced a high degree of success to date developing distinctive and flavorful offerings that generate strong customer loyalty and are often described as “craveable”. Our signature items include our Baja-style fish tacos as well as limited time promotions such as our lobster quesadilla, crab and shrimp enchilada and crispy shrimp taco. Our menu is served at both lunch and dinner. It features a variety of other freshly prepared items, including tacos and burritos made with chargrilled chicken, steak, shrimp, as well as grilled quesadillas. Freshly prepared salsas are offered at our complimentary salsa bar. Our menu also includes reduced fat “Healthmex” offerings and “Kid Pesky” meals designed for children.

•	CASUAL, FUN DINING EXPERIENCE. We strive to promote an enjoyable overall customer experience by creating a fun and relaxed setting in each of our restaurants. Unlike the generic decor of a typical fast food restaurant, our restaurants are designed to create an authentic personality capturing the relaxed, beach-like atmosphere of the Baja region of Mexico. Our design elements include colorful Mexican tiles, saltwater aquariums with tropical fish, Baja beach photos and tropical prints, surfboards on the walls and authentic palm-thatched patio umbrellas, or palapas, in most existing locations.

•	EXCELLENT DINING VALUE. Our restaurants offer guests high-quality food typically associated with sit-down, casual dining restaurants at prices generally lower than those at casual dining restaurants. In addition to favorable prices, we offer the convenience and rapid delivery of a traditional quick-service format. We provide guests a clean and comfortable environment in which to enjoy their meal on site. We also offer guests the convenience of take-out service. We believe the strong value we deliver to our customers is critical to building strong repeat business and customer loyalty.

OUR BUSINESS STRATEGIES

     Our business objective is to become the leading high-quality, quick-service Mexican restaurant brand nationwide. In order to achieve our business objective, we have developed the following strategies:

•	CREATE A DISTINCTIVE CONCEPT AND BRAND. Our restaurants provide guests with a distinctive dining experience, which, we believe, helps promote frequent visiting patterns and strong customer loyalty. We continue to focus on several key initiatives designed to enhance the performance of our existing restaurants and strengthen our brand identity. These initiatives include developing and expanding proprietary menu offerings such as the Baja-style fish taco, lobster burrito and “Baja Bowl,” a flavorful combination of chargrilled steak or chicken served over rice and beans with fresh tomatoes, onions and cilantro. In addition, we are in the process of producing a new store design to create a total experience for the guest through design, décor, uniforms and service. We focus on promoting the awareness of our brand through comprehensive regional and local media campaigns.

•	ACHIEVE ATTRACTIVE RESTAURANT-LEVEL ECONOMICS. We believe that we have been able to achieve attractive operating results in our core markets due to the appeal of our concept, careful site selection and cost-effective development, consistent application of our management and training programs and favorable product costs. We utilize centralized information and accounting systems, which allow our management to monitor and control labor, food and other direct operating expenses, and provide them with timely access to financial and operating data. We believe we achieve a lower-than-average product cost compared to our competitors, due to the popularity of our fish items versus high-cost items such as chicken and steak. We also believe that our culture and emphasis on training leads to a lower employee turnover ratio, and therefore higher productivity, compared to industry averages.

•	FOCUS ON BUILDING SALES AT EXISTING RESTAURANTS. We believe that the Company has an opportunity to improve earnings by increasing sales at restaurants that are already open. We have conducted extensive marketing research to understand our markets, guests and competition in order to continually refine our product offerings and marketing tactics. We currently have several projects underway that include development of new menu offerings, larger portions, upgraded packaging, increased offerings on the salsa bar, and an updated interior design in both our new and existing restaurants.

•	ENSURE HIGH-QUALITY GUEST EXPERIENCE. We strive to provide a consistent, high-quality guest experience in order to generate frequent visiting patterns and brand loyalty. To achieve this goal, we focus on creating a fun, team-like culture for our restaurant employees, which we believe fosters a friendly and inviting atmosphere for our guests. Through extensive training, experienced restaurant-level management and rigorous operational controls, we seek to ensure prompt, friendly and efficient service to our guests. Our commitment to making each guest’s experience a consistently positive one is evidenced by Rubio’s list of “House Rules”, which is prominently displayed in each restaurant and defines the high level of quality and service our guests can expect from us. Overall, we design our concept to appeal to a broad variety of guests, including families, and believe the cleanliness of our facilities provides an additional advantage over many of our competitors.

EXECUTE DISCIPLINED EXPANSION STRATEGY. We believe that our restaurant concept has significant opportunities for expansion and that a growth strategy balancing company owned unit growth with franchise unit growth will allow us to grow the brand in a high quality manner. Our current expansion plan calls for us to open approximately eight company owned restaurants and our franchisees to open two restaurants in fiscal 2002. Through our rigorous site selection process and criteria developed by our real estate committee, we principally target high-traffic, high-visibility locations in urban and suburban markets with medium to high family income levels.

UNIT ECONOMICS

     In 2001, the 115 units open the entire year generated on a per unit basis average sales of $875,000, average operating income of $114,000, or 13.0% of sales, and average cash flow of $150,000, or 17.1% of sales. Comparable restaurant sales decreased 0.3% in 2001 following increases of 0.6% in 2000, 6.0% in 1999 and a 10.4% in 1998.

     We currently have 31 units open outside of California. As of year-end 2001, 24 of these units have over 12 months of operating results. In 2001, the 24 units open outside of California for more than 12 months generated average sales of $751,000, average operating income of $60,000, or 7.9% of sales, and average cash flow of $94,000 or 12.5% of sales. During 2001, we closed 11 under performing locations, of which 10 were located outside of California.

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

     Historically, the size of our restaurants has generally ranged from 1,800 to 3,300 square feet, excluding our smaller, food court locations. We expect the size of our future sites to range from 2,000 to 2,400 square feet. We intend to continue to develop restaurants that will require, on average, a total cash investment of approximately $400,000 to $475,000, excluding pre-opening expenses between $19,000 and $25,000 per unit.

EXISTING AND PROPOSED LOCATIONS

     The following table sets forth information about our existing and proposed units. As of March 8, 2002, we own and operate 60 restaurants in greater Los Angeles, which includes Los Angeles, Orange, San Bernardino, Ventura and Riverside counties, 38 restaurants in San Diego county, 21 restaurants in Phoenix/Tucson, Arizona, four restaurants in Denver, Colorado, four in the San Francisco, California area, four restaurants in Las Vegas, Nevada, four in the Sacramento, California area, and two restaurants in Salt Lake City, Utah. In addition, we franchised our concept to other restaurant operators, one in Fresno, California and one in Bakersfield, California. We also license our concept to other restaurant operators for three non-traditional locations in the San Diego area of California at Qualcomm Stadium, the San Diego International Airport food court and the Del Mar Thoroughbred Club. As of March 8, 2002, we have opened four company-owned units in 2002. We anticipate opening an additional four company stores during 2002, bringing the total company store openings to eight for 2002. One of the four additional units we plan to open in 2002 is under construction. We have signed leases for three of the four additional units scheduled to open in 2002 and one signed lease for 2003 openings. We also anticipate the opening of one franchise location in the Portland, Oregon area during 2002. The majority of our units are in high-traffic retail centers, and are not stand-alone units.

		Under	Lease
Company-Owned Locations	Opened	Construction	Stores

Los Angeles Area	60	—	2
San Diego Area	38	—	—
Phoenix/Tucson Area	21	—	—
Denver Area	4	—	—
San Francisco Area	4	1	2
Las Vegas Area	4	—	—
Sacramento Area	4	—	—
Salt Lake City Area	2	—	—

Totals Company	137	1	4

Franchise Locations
Fresno	1	—	—
Bakersfield	1	—	—
Portland	—	1	1

Total Franchise	2	1	1

EXPANSION AND SITE SELECTION

     We currently plan to open eight company-owned units during 2002, four of which have opened as of March 8, 2002, and approximately 10-15 units in 2003. One lease for the units to be opened in 2003 has been signed. We opened our first unit outside of California in Phoenix, Arizona in April 1997. We currently operate a total of 31 units outside of California, including 21 in Arizona, four in Nevada, four in Colorado, and two in Utah.

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

     In connection with our strategy to expand into selected markets, we initiated a franchising program in 2000. This franchising strategy requires us to devote management and financial resources to build the operational infrastructure needed to support the franchise of our restaurants. The franchising program earns revenue as follows: 1) area development fees, 2) new store opening fees, 3) royalties and 4) information technology help desk fees. All fees received from franchised operations are included in revenue as earned. Area development fees are recognized as revenue on the occurrence of certain deliverables: 1) 50% at the time an initial comprehensive analysis of the entire market is delivered to the franchisee and 2) 50% ratably recognized as an updated analysis per restaurant site is delivered. New store opening fees are recognized as revenue in the month a franchisee location opens. Royalties from franchised restaurants are recorded in revenue as earned. Information technology help desk fees are collected annually and are recorded ratably into revenue. Our franchising program is typically expected to involve, on average, initial cash investments of approximately $12,000 to $37,000 compared to initial cash investments, on average, of approximately $400,000 to $475,000, excluding pre-opening expenses for unit expansion strategies where company-owned units are developed and leased. As of March 8, 2002, we have two signed franchisee agreements. One agreement represents a commitment to open 8 units. The other agreement represents a commitment to open 6 units. Two of the 14 committed units were open as of March 8, 2002. We recognized $117,000 of franchise revenue during 2001. We also incurred $361,000 of expense related to franchising in fiscal year 2001. As of March 8, 2002 we have a signed letter of intent to sell four of our company-owned stores in the Las Vegas, Nevada market to a franchisee, subject to the satisfaction of specified conditions. We are also actively marketing our stores in Salt Lake City, Utah, Denver, Colorado and Tucson, Arizona for sale to qualified franchisees.

MENU

     Our menu features made-to-order burritos, soft-shell tacos, and quesadillas made with marinated, chargrilled chicken breast and lean steak, as well as seafood indicative of the Baja region of Mexico, such as chargrilled mahi mahi, sautéed shrimp and our signature Baja-Style fish taco. Side items including our chips, beans and rice are all made fresh daily. Other ingredients, such as our fresh, handmade guacamole, shredded natural cheeses and our zesty chipolte sauce, also contribute to our quality image and distinctive flavor profiles. We also offer a self-serve salsa bar where guests can choose from three different salsas made fresh every day at each restaurant. Our prices range from $1.89 for a Baja-style fish taco to $6.29 for a Lobster Combo, which includes a lobster burrito, fish taco, chips and beans. Most units also offer a selection of imported Mexican and domestic beers.

     To provide added variety, from time to time we introduce limited time offerings such as our lobster burrito, crispy shrimp taco, and shrimp and crab enchiladas. Some of these items have been permanently added to the menu, such as the lobster burrito.

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

DECOR AND ATMOSPHERE

     We believe that the decor and atmosphere of our restaurants is a critical factor in our guests’ overall dining experience. We strive to create the relaxed, casual environment that is reminiscent of the Baja region of Mexico. Our design elements include colorful Mexican tiles, saltwater aquariums with tropical fish, Baja beach photos and tropical prints, surfboards on the walls and authentic palm-thatched patio umbrellas, or palapas, in most existing locations. We believe the decor and atmosphere of our restaurants appeal to a broad variety of consumers, including families. We are in the process of producing a new store design to create a total experience for the guest through design, décor, uniforms and service.

MARKETING

     We use broadcast advertising as a marketing tool to increase our brand awareness, attract new guests and build customer loyalty. Our advertising is designed to portray ourselves as a high-quality, quick-service Mexican food restaurant and to promote special offers to increase sales. Examples of these offers include limited-time-only product introductions, such as our crab and shrimp enchiladas, as well as price promotions, such as our 99-cent fish taco special. Media used for these promotions include television, radio, coupons and in-store merchandising materials. We believe word-of-mouth advertising is also a key component in attracting new guests.

     As part of our expansion strategy, we select target markets which we believe will support multiple units and the efficient use of broadcast advertising. Upon entry into each new market, we also hire local public relations firms to help establish brand awareness for our restaurants as we build toward media efficiency. In 2001, we spent approximately $4.4 million on marketing. We expect our marketing expenditures to increase as we add new restaurants.

OPERATIONS

     UNIT MANAGEMENT AND EMPLOYEES

     Our typical restaurant employs one general manager, one to two assistant managers and 18 to 22 hourly employees, approximately 60% of which are full-time employees and approximately 40% of which are part-time employees. The general manager is responsible for the day-to-day operations of the restaurant, including food quality, service, staffing and purchasing. We seek to hire experienced general managers and staff and to motivate and retain them by providing opportunities for increased responsibilities and advancement, as well as performance-based cash incentives. These performance incentives are tied to sales and profitability. We also grant general managers options to purchase shares of our common stock when hired or promoted. All employees working more than 30 hours per week are eligible for health benefits and employees over 21 years of age and working more than two months are eligible to participate in our 401(k) plan.

     We currently employ 15 district managers, each of whom reports to a regional manager. These district managers direct unit management in all phases of restaurant operations, as well as assist in opening new units. We also grant district and regional managers options to purchase shares of our common stock when hired or promoted.

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

     QUALITY CONTROLS

     Our emphasis on excellent customer service is enhanced by our quality control programs. We welcome comments on the quality of service and food at our restaurants by maintaining a toll-free customer hotline and distributing customer surveys. District managers are directly responsible for ensuring that these comments are addressed to achieve a high level of customer satisfaction. Our Director of Food and Beverage is also responsible for ensuring product consistency and quality among our restaurants. Furthermore, we engage a third-party service whereby an anonymous customer or mystery shopper evaluates and reports to management key elements of the Rubio’s experience, including product quality, cleanliness and customer service.

     HOURS OF OPERATION

     Our units are generally open Sunday through Thursday from 10:30 a.m. until 10:00 p.m., and on Friday and Saturday from 10:30 a.m. to 11:00 p.m.

MANAGEMENT INFORMATION SYSTEMS

     All of our restaurants use computerized point-of-sale systems, which are designed to improve operating efficiency, provide corporate management timely access to financial and marketing data, and reduce restaurant and corporate administrative time and expense. These systems record each order and print the food requests in the kitchen for the cooks to prepare. The data captured for use by operations and corporate management includes gross and net sales amounts, cash and credit card receipts, and quantities of each menu item sold. Sales and receipts information is generally transmitted to the corporate office daily, where it is reviewed and reconciled by the accounting department before being recorded in the accounting system. The daily sales information is polled nightly to the corporate office and distributed to management via an intranet web page each morning. A back office system, including personal computers, has been installed in all operating units. This system allows managers to compare actual food cost to ideal food costs on a daily basis. On a weekly basis, a trend report of actual food cost compared to ideal food cost is also generated.

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

COMPETITION

     The restaurant industry is intensely competitive. There are many different segments within the restaurant industry that are distinguished by types of service, food types and price/value relationships. We position our restaurants in the high-quality, quick-service Mexican food segment of the industry. In this segment, our direct competitors include Baja Fresh, La Salsa and Chipotle. We also compete indirectly with full-service Mexican restaurants including Chevy’s, Chi Chi’s and El Torito and fast food restaurants, particularly those focused on Mexican food such as Taco Bell and Del Taco.

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

TRADEMARKS AND SERVICE MARKS

     We have registered a total of four trademarks and 12 service marks including, but not limited to, “Rubio’s,” “Rubio’s Baja Grill, Home of the Fish Taco,” “Home of the Fish Taco,” “HealthMex,” “Pesky,” “Baja Grill,” “Best of Baja,” “Discover the Taste of True Baja,” “Discover the True Taste of Baja,” “Discover True Baja,” “Mas Food, Less Dinero,” “Nachos Not So Grande” and “True Baja” with the United States Patents and Trademark Office. We believe that the trademarks, service marks and other proprietary rights have significant value and are important to the marketing of our restaurant concept.

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

     Our expected sales levels and earnings rely heavily on the acceptability and quality of the products we serve. If any variances are experienced with respect to the recognition of our brand, the acceptableness of our promotions, or the ability to manage our ongoing operations as well as the ability to absorb unexpected costs, we could fall short of our revenue and earnings expectations. Factors that could have a significant impact on earnings include:

•	the amount of sales contributed by new and existing restaurants;

•	the ability for our marketing initiatives to increase sales;

•	consumer confidence;

•	our ability to achieve and sustain profitability on a quarterly or annual basis;

•	labor costs for our hourly and management personnel, including increases in federal or state minimum wage requirements;

•	fluctuations in food costs, particularly the cost of chicken, beef, fish, cheese and produce;

•	the timing of new restaurant openings and related expenses;

•	changes in consumer preferences;

•	the level of competition from existing or new competitors in the quick-service restaurant industry;

•	impact of weather on revenues and costs of food; and

•	general economic conditions.

WE HAVE RECENTLY CREATED RESERVES RELATED TO THE CLOSURE OF SOME SELECTED STORES. IF THE AMOUNTS OF THESE RESERVES ARE INADEQUATE, WE COULD EXPERIENCE AN ADVERSE EFFECT TO OUR EARNINGS EXPECTATIONS IN THE FUTURE.

     Our reserves for expenses related to closed stores are estimates. The amounts we have recorded are our reasonable assumptions based on the condition of these locations at this point in time. The conditions regarding these locations may adversely change in the future and materially affect our future earnings. We will review these reserves on a quarterly basis and will likely have adjustments that may materially have a positive or negative impact to our future earnings.

OUR CURRENT PROJECTS TO IMPROVE OUR BRAND COULD HAVE A MATERIAL ADVERSE IMPACT ON THE COMPANY.

     The Company is working on a number of projects designed to improve the strength of our brand and increase sales. These projects include an updated design for new restaurants, a retrofit design that can be incorporated into existing restaurants, signage changes, new menu items, bigger portions, higher prices, the addition of some value priced menu items, additional salsa bar choices, and new packaging for our products.

     The testing and implementation of these projects will have capital costs and expenses associated with them. For example, the capital requirements of these projects could have an adverse material impact on our cash balances and liquidity. The packaging and salsa bar changes will increase the food and paper cost of our restaurants. There is a risk that if these changes do not result in increased sales, either through higher average check or increased transactions, there could be a material adverse impact on the Company’s earnings.

WE MAY NOT PREVAIL IN OUR DEFENSE OF THE CLASS ACTION CLAIMS RELATED TO CALIFORNIA EXEMPT EMPLOYEE LAWS.

     During 2001, two similar class action claims were filed against the Company involving the issue of whether certain employees and former employees in the assistant and general manager positions who worked in the California restaurants were misclassified as exempt and deprived of overtime pay. Although the Company believes the case is without merit and intends to vigorously defend the claims related to this matter, we are unable at present to predict the probable outcome of this matter or the amount of damages that may occur if the Company does not prevail. An unfavorable outcome in this matter or any other litigation issues filed subsequently, may have a material adverse impact on the Company’s earnings.

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

     As of March 8, 2002 all but six of our existing restaurants are located in the southwest region of the United States. Accordingly, we are susceptible to fluctuations in our business caused by adverse economic or other conditions in this region, including natural or other disasters. Our significant investment in, and long-term commitment to, each of our units limits our ability to respond quickly or effectively to changes in local competitive conditions or other changes that could affect our operations. In addition, some of our competitors have many more units than we do. Consequently, adverse economic or other conditions in a region, a decline in the profitability of several existing units or the introduction of several unsuccessful new units in a geographic area could have a more significant effect on our results of operations than would be the case for a company with a larger number of restaurants or with more geographically dispersed restaurants.

WE HAVE RECENTLY INITIATED A FRANCHISE STRATEGY. WE MAY BE UNSUCCESSFUL IN FULLY EXECUTING THIS PROGRAM.

     We started a franchise program by entering into agreements with two franchisee groups in late 2000 and early 2001. These two agreements represent commitments to open 14 units. As of March 8, 2002, two franchisee restaurants are open. Our inability to successfully execute our franchising program could adversely affect our business and results of operations. The opening and success of franchised restaurants is dependent on a number of factors, including availability of suitable sites, negotiations of acceptable lease or purchase terms for new locations, permitting and government regulatory compliance and the ability to meet construction schedules. The franchisees may not have all the business abilities or access to financial resources necessary to open our restaurants or to successfully develop or operate our restaurants in their franchise areas in a manner consistent with our standards.

WE MAY BE UNABLE TO FUND OUR SUBSTANTIAL WORKING CAPITAL REQUIREMENTS AND MAY NEED ADDITIONAL FUNDING SOONER THAN WE ANTICIPATE.

     We believe that the proceeds from the initial public offering completed in May 1999, together with anticipated cash flow from operations and funds anticipated to be available from a credit facility will be sufficient to satisfy our working capital requirements for at least the next 12 months. We may need to seek additional financing sooner than we anticipate as a result of the following factors:

•	changes in our operating plans;

•	capital needs associated with the potential upgrade and remodel of our restaurants;

•	lower than anticipated sales of our menu offerings;

•	increased food and/or labor costs; and

•	changes in our expansion plans.

     Additional financing may not be available on acceptable terms, or at all. If we fail to get additional financing as needed, our business and results of operations would likely suffer.

FUTURE EXPANSION INTO NEW GEOGRAPHIC AREAS INVOLVES A NUMBER OF RISKS WHICH COULD DELAY OR PREVENT THE OPENING OF PLANNED NEW RESTAURANTS.

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

     We may not be successful in addressing these risks. Although we do not have current plans to expand substantially into new markets outside our core markets, if and when we do, we may not be able to open planned new operations on a timely basis, or at all in these new areas. Also, new restaurants typically will take several months to reach planned operating levels due to inefficiencies typically associated with expanding into new regions, such as lack of market awareness, acceptance of our restaurant concept and inability to hire sufficient staff.

IF WE ARE NOT ABLE TO SUCCESSFULLY PURSUE OUR EXPANSION STRATEGY, OUR BUSINESS AND RESULTS OF OPERATIONS MAY BE ADVERSELY IMPACTED.

     We currently plan to open approximately eight restaurants in 2002, four of which have been opened as of March 8, 2002. Three of the eight planned 2002 openings are outside Southern California. Our ability to successfully achieve our expansion strategy will depend on a variety of factors, many of which are beyond our control.

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

GOVERNMENT REGULATION CHANGES MAY IMPACT OUR BUSINESS

     Our restaurants are subject to licensing and regulation by state and local health, sanitation, safety, fire and other authorities, including licensing and regulation requirements for the sale of alcoholic beverages and food. A substantial number of our employees are subject to various minimum wage requirements. Many of our employees work in restaurants located in California and receive salaries equal to or slightly greater than the California minimum wage. The State of California has raised the minimum wage from $5.75 to $6.75 since January 1, 2001. Additionally, the State of California has increased benefits provided to employees covered under workers’ compensation insurance. Over the last year, the State of California has entered into long-term energy contracts at fixed prices. Similar proposals may come before legislators or voters in other jurisdictions in which we operate or seek to operate. The effect of these and further governmental regulations and actions may have a material adverse impact on our earnings.

IF WE ARE NOT ABLE TO ANTICIPATE AND REACT TO INCREASES IN OUR FOOD COSTS, OUR PROFITABILITY COULD BE ADVERSELY AFFECTED.

     Our restaurant operating costs principally consist of food and labor costs. Our profitability is dependent on our ability to anticipate and react to changes in food and labor costs. Various factors beyond our control, including adverse weather conditions and governmental regulation, may affect our food costs. We may be unable to anticipate and react to changing food costs, whether through our purchasing practices, menu composition or menu price adjustments in the future. In the event that food price increases cause us to increase our menu prices, we face the risk that our guests will choose to patronize lower-cost restaurants. Failure to react to changing food costs or to retain guests if we are forced to raise menu prices could have a material adverse effect on our business and results of operations.

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

THE RESTAURANT INDUSTRY IS INTENSELY COMPETITIVE AND WE MAY NOT HAVE THE RESOURCES TO COMPETE ADEQUATELY.

     The restaurant industry is intensely competitive. There are many different segments within the restaurant industry that are distinguished by types of service, food types and price/value relationships. We position our restaurants in the high-quality, quick-service Mexican food segment of the industry. In this segment, our direct competitors include Baja Fresh, La Salsa and Chipotle. We also compete indirectly with full-service Mexican restaurants including Chevy’s, Chi Chi’s and El Torito, and fast food restaurants, particularly those focused on Mexican food such as Taco Bell and Del Taco. Competition in our industry segment is based primarily upon food quality, price, restaurant ambiance, service and location. Many of our direct and indirect competitors are well-established national, regional or local chains and have substantially greater financial, marketing, personnel and other resources than we do. We also compete with many other retail establishments for site locations.

OUR CURRENT INSURANCE MAY NOT PROVIDE ADEQUATE LEVELS OF COVERAGE AGAINST CLAIMS OR THE AFFECTS OF ADVERSE PUBLICITY.

     There are types of losses we may incur that may be uninsurable or that we believe are not economically insurable, such as losses due to earthquakes and other natural disasters. In view of the location of many of our existing and planned units, our operations are particularly susceptible to damage and disruption caused by earthquakes. Further, we do maintain insurance coverage for employee-related litigation, however, the deductible per incident is high and we carry only limited insurance for the effects of adverse publicity. In addition, punitive damage awards are generally not covered by insurance. We may also be subject to litigation which, regardless of the outcome, could result in adverse publicity and damages. Such litigation, adverse publicity or damages could have a material adverse effect on our business and results of operations. We do from time to time have employee related claims brought against us. These claims and expenses related to these claims typically have not been material to the overall financial performance of the Company. We may experience claims or be the subject of complaints or allegations from former, current or prospective employees from time to time that are material in nature and that may have a material adverse effect on the financial results of the Company.

OUR FAILURE OR INABILITY TO ENFORCE OUR TRADEMARKS AND TRADE NAMES COULD ADVERSELY AFFECT OUR EFFORTS TO ESTABLISH BRAND EQUITY.

     Our ability to successfully expand our concept will depend on our ability to establish and maintain “brand equity” through the use of our trademarks, service marks, trade dress and other proprietary intellectual property, including our name and logos. We currently hold four trademarks and have 12 service marks relating to our brand. Some or all of the rights in our intellectual property may not be enforceable, even if registered, against any prior users of similar intellectual property or our competitors who seek to utilize similar intellectual property in areas where we operate or intend to conduct operations. If we fail to enforce any of our intellectual property rights, we may be unable to capitalize on our efforts to establish brand equity. It is also possible that we will encounter claims from prior users of similar intellectual property in areas where we operate or intend to conduct operations. Claims from prior users could limit our operations and possibly cause us to incur costs through the payment of damages, licensing fees to a prior user or registrant of similar intellectual property, or attorney’s fees or other legal costs as well.

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

     In the past, companies that have experienced volatility in the market price of their stock have been the object of securities class action litigation. If we were subject to securities class action litigation, it could result in substantial costs and a diversion of our management’s attention and resources.

THE INTERESTS OF OUR CONTROLLING STOCKHOLDERS MAY CONFLICT WITH YOUR INTERESTS.

     As of March 8, 2002, the executive officers, directors and entities affiliated with them, in the aggregate, beneficially own approximately 32.3% of our outstanding common stock. These stockholders are able to exercise control over all matters requiring approval by our stockholders, including the election of directors and approval of significant corporate transactions. This concentration of ownership may also have the effect of delaying or preventing a change in control of our company.

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

MANAGEMENT

OUR EXECUTIVE OFFICERS AND KEY EMPLOYEES

     As of March 8, 2002, our executive officers and key employees are as follows:

NAME	AGE	POSITION WITH THE COMPANY

Ralph Rubio	46	President, Chief Executive Officer and Director
Joseph N. Stein	41	Chief Strategic and Financial Officer
John Ramsay	42	Vice President of Franchise
Ted Frumkin	40	Vice President of Real Estate
Alison Glenn-Delaney	41	Vice President of Marketing
Ira Fils	36	Vice President of Finance

     RALPH RUBIO, a co-founder, has served as President, Chief Executive Officer and Director since our inception in January 1983. Prior to founding Rubio’s, Mr. Rubio was employed in restaurant management and in various other positions at the Old Spaghetti Factory, Hungry Hunter and Harbor House restaurant chains. Mr. Rubio has more than 22 years of experience in the restaurant industry.

     JOSEPH N. STEIN was appointed Chief Strategic and Financial Officer in April 1999. Prior to joining us, Mr. Stein served as Executive Vice President and Chief Administrative Officer of Checkers Drive-In Restaurants, Inc., a publicly held company, from January 1997 to April 1999, and as Executive Vice President and Chief Financial Officer of Rally’s Hamburgers, Inc., a publicly held company, from December 1997 to April 1999. From May 1995 to January 1997, Mr. Stein was employed at CKE Restaurants, Inc., a publicly held company, serving as Senior Vice President and Chief Financial Officer. From April 1990 to May 1995, Mr. Stein held various executive positions at Fidelity National Title Insurance Company, a publicly held company, including Senior Vice President and Director of National Agency Operations. Mr. Stein has more than 15 years of experience in the restaurant industry.

     JOHN RAMSAY has served as our Vice President of Franchise since March 2000. From January 1994 to March 2000, he was Vice President of Franchise Development for Long John Silver’s, a publicly held company, in Lexington, Kentucky. From September 1992 to January 1994, he was Director of Franchise Development for Long John Silver’s. Mr. Ramsay was employed by Sbarro Restaurants, Inc., a publicly held company, in Commack, New York from August 1988 to March 1992 in the positions of Director of Design and Construction and Director of Franchise Development. Mr. Ramsay has more than 14 years of experience in the restaurant industry.

     TED FRUMKIN was promoted to Vice President of Real Estate in September 2000. Before this promotion he served as Director of Real Estate since May 1996. Prior to joining us, Mr. Frumkin served as Real Estate Manager at Office Depot Inc., a publicly held company, from December 1994 until May 1996. From July 1991 until December 1994, Mr. Frumkin served as Real Estate Manager at Wal-Mart Stores Inc., a publicly held company. Prior to that, Mr. Frumkin served as Real Estate Manager at Taco Bell Corporation, a publicly held company, from December 1985 until July 1991. Mr. Frumkin has more than 11 years of experience in the restaurant industry.

     ALISON GLENN-DELANEY has served as Vice President of Marketing since February 2001. Prior to joining us, Ms. Glenn-Delaney served as Vice President of Marketing at American Hospitality Concepts, Inc., a privately held company, from May 1998 to February 2000. Prior to that, Ms. Glenn-Delaney served as Vice President of Taco Cabana, a publicly held company, from January 1996 to January 1998, and Ruby Tuesday Inc., a publicly held company, from August 1993 to January 1996. Prior to that, Ms. Glenn-Delaney served as Director of Marketing for Metromedia Steakhouses, L.P. Ponderosa Division from 1986 to 1993. Ms. Glenn-Delaney has over 18 years of experience in the restaurant industry.

     IRA FILS has served as Vice President of Finance since January 2001. Before this promotion he served as Director of Financial Analysis and Planning from October 1998 to December 2000. Prior to joining us, Mr. Fils served as Finance Manager and Senior Financial Analyst at The Walt Disney Company, a publicly held company, in Anaheim, California, from February 1996 to September 1998. From May 1995 to February 1996, Mr. Fils served as Manager of Financial Planning & Analysis at American Restaurant Group, a private company, in Newport Beach, California. Mr. Fils was employed at Family Restaurants, Inc., a publicly held company, in Irvine, California, from June 1989 to May 1995 in various financial and analyst positions. Mr. Fils has more than 12 years of experience in the restaurant industry.

Item 2. PROPERTIES

     Our corporate headquarters are located in Carlsbad, California. The principal executive offices of our wholly-owned subsidiary, Rubio’s Restaurants of Nevada, Inc. are also located in Carlsbad, California. We occupy our headquarters under a lease that terminates on November 30, 2005, with options to extend the lease for an additional 13 years. We lease each of our restaurant facilities with the exception of the El Cajon unit, which the Company owns the building but leases the land. The majority of the leases are for 10-year terms and include options to extend the terms. The majority of the leases also include both fixed rate and percentage-of-sales rent provisions.

Item 3. LEGAL PROCEEDINGS

On June 28, 2001, a class action complaint was filed against us in Orange County, California Superior Court by a former employee, who worked in the position of general manager, a position that we classify as exempt. The former employee purports to represent a class of former and current employees who are similarly situated. This matter involves the issue of whether certain employees and former employees in the assistant and general manager positions who worked in the California restaurants were misclassified as exempt and deprived of overtime pay. In addition to unpaid overtime, the former employee seeks to recover waiting time penalties, interest, attorneys’ fees, and other types of relief on behalf of the current and former employees he purports to represent.

We believe the case is without merit and intend to vigorously defend the claims related to this matter. The case is in the early stages of discovery and no date has been set for the class certification motion. We are presently unable to predict the probable outcome of this matter. The amount of damages at issue is also unknown at this time.

A second similar class action complaint was filed in Orange County, California Superior Court on behalf of another former employee on December 21, 2001. No discovery has yet been conducted. It is probable that this action will either be stayed pending the resolution of the previously described action or will be consolidated into the aforementioned action. We believe that the case is also without merit and intend to vigorously defend this lawsuit. We are presently unable to predict the probable outcome of this matter and the amount of damages at issue is also unknown at this time and the status of the class action certification is yet to be determined for both suits.

We are unaware of any other litigation that we believe could have a material adverse effect on our results of operations, financial position or business.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted to a vote of stockholders of the company during the quarter ended December 30, 2001.

PART II

Item 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     (a)  Our common stock is listed on the Nasdaq National Market under the symbol RUBO. Our common stock began trading on May 21, 1999. The last reported closing sales price of our common stock by Nasdaq on March 22, 2002 was $ 5.93.

     The following table sets forth, for the periods indicated, the high and low closing sales prices for our common stock for each quarter of our two most recent fiscal years, as regularly reported on the Nasdaq National Market. Such quotations represent inter-dealer prices without retail markup, markdown or commission and may not necessarily represent actual transactions.

	High	Low

First Quarter 2000	$9.00	$6.28
Second Quarter 2000	$8.69	$6.13
Third Quarter 2000	$10.25	$5.81
Fourth Quarter 2000	$6.63	$2.56
First Quarter 2001	$4.75	$2.63
Second Quarter 2001	$5.70	$3.25
Third Quarter 2001	$5.15	$3.00
Fourth Quarter 2001	$3.49	$2.99

     Since our initial public offering in May, 1999, we have not declared or paid any cash dividends on our common stock. We currently intend to retain all earnings for the operation and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future. As of March 8, 2002, there were approximately 6,817 beneficial stockholders of our common stock, including 357 holders of record. Our revolving line of credit agreement restricts the payment of cash dividends and other stock redemptions or repurchases, as defined in the agreement, without prior consent of the lender.

     On October 25, 2001, we entered into a six-month consulting agreement with one of our non-employee board members. The agreement provides for the board member to apply his past restaurant expertise in advising the Company on market rationalization, marketing review, and real estate. In lieu of cash compensation, we granted the non-employee board member options to purchase 25,000 registered shares of our common stock in accordance with the 1999 Stock Option Plan that were immediately vested and exercisable. In addition, the non-employee board member received additional options to purchase 25,000 unregistered shares of our common stock that were granted outside the 1999 Stock Option Plan and vest six months after the grant date. The unregistered shares were issued in a private transaction between the issuer and its non-employee board member and was exempt from registration with the SEC under Section 4(2) promulgated under the Securities Act of 1933, as amended. We currently intend to register these shares with the SEC as soon as practicable.

     (b)  The registration statement on Form S-1 filed by us with the SEC in connection with our initial public offering (File No. 333-75087) as amended, was declared effective by the SEC on May 20, 1999. Our net proceeds after deducting the total expenses were approximately $23.4 million. As disclosed in our initial public offering prospectus, a portion of the offering proceeds were used to repay the remaining $1.5 million balance of our term loan agreement with a financial institution. The remaining proceeds have conformed with our intended use outlined in the prospectus, which has been to construct new restaurants and to fund our working capital needs. These net expenditures were approximately $19.9 million. We currently have approximately $2.0 million remaining from our initial public offering.

Item 6. SELECTED FINANCIAL DATA

     Our fiscal year is 52 or 53 weeks, ending the Sunday closest to December 31. Fiscal year 2001 and fiscal years 1997 through 1999 include 52 weeks. Fiscal year 2000 includes 53 weeks.

     The following selected consolidated financial data should be read in conjunction with our consolidated financial statements and the accompanying notes included on pages F-1 through F-21 of this annual report on Form 10-K and with Management’s Discussion and Analysis of Financial Condition and Results of Operations included under Item 7, under Part II of this annual report on Form 10-K. These historical results are not necessarily indicative of the results to be expected in the future. (In thousands except per share data)

	Fiscal Years

	2001	2000	1999	1998	1997

CONSOLIDATED STATEMENT OF OPERATIONS DATA:
Restaurant sales	$112,728	$95,583	$67,745	$44,586	$29,648
Franchise and licensing revenue	211	150	109	113	56

Total revenue	112,939	95,733	67,854	44,699	29,704
Costs and expenses:
Cost of sales	31,368	28,348	19,976	13,074	8,659
Restaurant labor, occupancy and other	64,682	50,886	34,197	22,708	15,687
General and administrative expenses	10,316	10,281	7,755	6,056	4,205
Depreciation and amortization	5,124	4,296	2,993	1,946	1,259
Pre-opening expenses	412	758	662	319	271
Asset impairment and store closure expense	11,429	2,237	—	—	387
Loss on disposal/sale of property	102	27	4	5	56

Operating (loss) income	(10,494)	(1,100)	2,267	591	(820)

Other income (expense), net	170	708	501	258	(81)

(Loss) income before income taxes	(10,324)	(392)	2,768	849	(901)
Income tax benefit (expense)	3,867	161	(1,117)	66	(99)

Net (loss) income	$(6,457)	$(231)	$1,651	$915	$(1,000)

Net (loss) income attributable to common stockholders	$(6,457)	$(231)	$1,513	$568	$(1,095)

Net (loss) income per share
Basic	$(0.72)	$(0.03)	$0.26	$0.55	$(1.08)
Diluted	(0.72)	(0.03)	0.20	0.14	(1.08)
Shares used in computing net (loss) income per share
Basic	8,920	8,883	5,741	1,033	1,010
Diluted	8,920	8,883	8,094	6,418	1,010

	Fiscal

	2001	2000	1999	1998	1997

CONSOLIDATED BALANCE SHEET DATA:
Cash and cash equivalents	$4,710	$1,311	$3,459	$786	$866
Total assets	50,649	52,267	50,038	25,751	23,054
Long-term debt, including current portion	1,000	—	—	1,856	2,562
Redeemable convertible preferred stock	—	—	—	17,695	17,003
Total stockholders’ equity	36,624	42,956	43,122	196	(141)

Please see the consolidated financial statements and related notes appearing on pages F-1 through F-21 of this report for the determination of number of shares used in computing basic and diluted net (loss) income per share.

     Net (loss) income attributable to common stockholders includes the effect of the accretion on the redeemable convertible preferred stock which (increases) reduces net (loss) income attributable to common stockholders for the related periods. Net income attributable to common stockholders for the fiscal years 1998 and 1999 diluted earnings per share calculation is $915,000 and $1,651,000, respectively. The difference from the basic calculation is due to the reversal of the accretion on the redeemable convertible preferred stock as such stock is assumed to be converted to common stock for purposes of the diluted calculation.

     Net income for fiscal year 1998 was favorably impacted by the reversal of a $452,000 deferred tax asset allowance that was previously provided for in fiscal year 1997. We eliminated the valuation allowance in 1998 due to our belief that current year activity made realization of such benefit more likely than not.

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THE FOLLOWING DISCUSSION OF OUR FINANCIAL CONDITION AND RESULTS OF OPERATIONS SHOULD BE READ IN CONJUNCTION WITH OUR CONSOLIDATED FINANCIAL STATEMENTS AND NOTES APPEARING ELSEWHERE IN THIS REPORT. SEE “RISK FACTORS” UNDER ITEM 1, OF PART I OF THIS REPORT REGARDING CERTAIN FACTORS KNOWN TO US THAT COULD CAUSE REPORTED FINANCIAL INFORMATION NOT TO BE NECESSARILY INDICATIVE OF FUTURE RESULTS.

OVERVIEW

     We opened our first restaurant under the name “Rubio’s, Home of the Fish Taco” in 1983. We position our restaurants in the high-quality, quick-service Mexican food segment of the restaurant industry. Our business strategy is to become the leading brand in this industry segment nationwide.

     Rubio’s Restaurants, Inc. was incorporated in California in 1985 and reincorporated in Delaware in 1997. In May 1999, we completed our initial public offering. In 2000, as part of our expansion strategy, we initiated a franchising program. We have two signed franchise agreements as of March 2002, representing commitments to open 14 units, two of which were open as of March 2002. We opened 19 stores and closed 11 underperforming stores in 2001. Our current expansion plan calls for us to open approximately eight company-owned restaurants and our franchisees to open two restaurants in fiscal 2002.

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

     Revenues represent gross restaurant sales less coupons and other discounts and includes franchise and licensing revenue. Cost of sales is composed of food, beverage, and paper supply expense. Components of restaurant labor, occupancy and other expenses include direct hourly and management wages, bonuses, fringe benefit costs, rent and other occupancy costs, advertising and promotion, operating supplies, utilities, maintenance and repairs, and other operating expenses.

     General and administrative expenses include all corporate and administrative functions that support existing operations and provide infrastructure to facilitate our future growth. Components of this category include management, supervisory and staff salaries and employee benefits, travel, information systems, training, corporate rent and professional and consulting fees and includes franchise expense for 2001 and 2000.

used in training, the cost of the initial stocking of operating supplies and other direct costs related to opening.

CRITICAL ACCOUNTING POLICIES

     In December 2001 and January 2002, the SEC issued statements regarding disclosure by companies within their management’s discussion and analysis of financial condition and results of operations for 2001. In those statements, the SEC encouraged companies to identify critical accounting policies in their 2001 annual reports on Form 10-K. Critical accounting policies are those that are most important to the portrayal of a company’s financial condition and results, and that require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Note 1 to the consolidated financial statements includes a summary of the significant accounting policies and methods used in the preparation of our consolidated financial statements. The following is a review of the more critical accounting policies and methods used by us:

ASSET IMPAIRMENT AND STORE CLOSURE EXPENSE – The Company periodically assesses its ability to recover the carrying value of its long-lived assets. If the Company concludes that the carrying value will not be recovered based on expected future cash flows, an impairment write-down is recorded to reduce the asset to its estimated fair value. Impairment is reviewed at the lowest levels for which there are identifiable cash flows that are independent of the cash flows of other groups of assets. In the Company’s circumstances, such analysis is performed on an individual restaurant basis. The impairment charge is the difference between the carrying value and the estimated fair value of the assets (for assets to be held and used) and fair value less cost to sell (for assets to be disposed of).

     The Company makes decisions to close stores based on their cash flows and anticipated future profitability. The Company records losses associated with the closure of restaurants in the same quarter that the decision to close these restaurants is made. These store closure charges primarily represent a liability for the future lease obligations after the expected closure dates, net of estimated sublease income, if any.

     Asset impairment and store closure expense are estimates that we have recorded based on reasonable assumptions related to these restaurant locations at this point in time. The conditions regarding these locations may change in the future and could be materially affected by factors such as our ability to maintain or improve sales levels, our ability to secure subleases, our success at negotiating early termination agreements with lessors, the general health of the economy and resultant demand for commercial property. Amounts recorded may not be sufficient and adjustments may be necessary.

REVENUE RECOGNITION—-Revenue recognition consists of the following:

     Restaurant sales: Revenues from the operation of Company-owned restaurants are recognized when sales occur. Franchise revenue: Franchise revenue is comprised of 1) area development fees, 2) new store opening fees, 3) royalties and 4) information technology help desk fees. All fees received from franchised operations are included in revenue as earned. Area development fees are recognized as revenue on the occurrence of certain deliverables: 1) 50% at the time an initial comprehensive analysis of the entire market is delivered to the franchisee and 2) 50% ratably recognized as an updated analysis per restaurant site is delivered. New store opening fees are recognized as revenue in the month a franchisee location opens. Royalties from franchised restaurants are recorded in revenue as earned. Information technology help desk fees are collected annually and are recorded ratably into revenue.

STOCK-BASED COMPENSATION— The Company follows Statement of Financial Accounting Standards (“SFAS”) SFAS No. 123 “Accounting for Stock-Based Compensation.” SFAS No. 123 encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the fair value of the Company’s stock at the date of the grant over the amount an employee must pay to acquire the stock.

     Deferred charges for options granted to non-employees has been determined in accordance with SFAS No. 123 and Emerging Issues Task Force No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services,” as the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. Deferred charges for options granted to non-employees are periodically remeasured as the underlying options vest and are included in deferred compensation in the financial statements.

     These accounting policies are applied consistently for all years presented. Our operating results would be affected if other alternatives were used. Information about the impact on our operating results of using SFAS No. 123 is included in the Notes to the Consolidated Financial Statements.

RESULTS OF OPERATIONS

     All comparisons under this heading between 2001, 2000 and 1999 refer to the 52-week period ended December 30, 2001, the 53-week period ended December 31, 2000, and the 52-week period ended December 26, 1999, respectively, unless otherwise indicated.

     Our operating results, expressed as a percentage of sales, were as follows:

	FISCAL YEARS

	2001	2000	1999

Revenue (1)	100.0%	100.0%	100.0%
Costs and expenses:
Cost of sales	27.8	29.6	29.4
Restaurant labor, occupancy and other	57.3	53.2	50.4
General and administrative expenses (2)	9.1	10.7	11.4
Depreciation and amortization	4.5	4.5	4.4
Pre-opening expenses	0.4	0.8	1.0
Asset impairment and store closure expense	10.1	2.3	—
Loss on disposal/sale of property	0.1	—	—

Operating (loss) income	(9.3)	(1.1)	3.4
Other income (expense):
Interest income, net	0.2	0.7	0.7

(Loss) income before income taxes	(9.1)	(0.4)	4.1
Income tax benefit (expense)	3.4	0.2	(1.7)

Net (loss) income	(5.7)%	(0.2)%	2.4%

(1)	Includes $211,000 and $109,000 in franchise and licensing revenue for the 52 weeks ended December 30, 2001 and December 26, 1999, respectively, and $150,000 in franchise and licensing revenue for the 53 weeks ended December 31, 2000.

(2)	Includes $361,000 and $0 in franchise expense for the 52 weeks ended December 30, 2001 and December 26, 1999, respectively, and $346,000 in franchise expense for the 53 weeks ended December 31, 2000.

52 WEEKS ENDED DECEMBER 30, 2001 COMPARED TO THE 53 WEEKS ENDED DECEMBER 31, 2000

     Results of operations reflect 52 weeks of operations for 115 restaurants, and partial period operations for 30 restaurants for the 52 weeks ended December 30, 2001. Results of operations reflect 53 weeks of operations for 90 restaurants and a partial period of operations for 36 restaurants for the 53 weeks ended December 31, 2000.

     REVENUE. Revenue increased $17.2 million or 18.0%, to $112.9 million for the 52 weeks ended December 30, 2001 from $95.7 million for the 53 weeks ended December 31, 2000. The increase in 2001 was due in part to $11.4 million in sales generated by a full year of operations from units opened in 1999 and 2000 that were not in our comparable unit base yet, combined with the $7.8 million from the 19 units opened in 2001. Revenues were negatively impacted by the closure of 11 under-performing restaurants on October 30, 2001. Ten of these 11 restaurants had opened prior to 2001 and one restaurant had opened in January 2001. Also negatively impacting the year over year revenue comparison was the 53rd week of sales in 2000, which generated an additional $1.7 million in revenue in 2000. Total sales from all units that comprise our comparable base decreased $0.3 million (52 weeks vs. 52 week basis), or 0.3%. Units enter the comparable store base after 15 full months of operation. The decrease in comparable store sales was primarily due to a 4.4% decrease in transactions due to the limited success of promotional efforts in fiscal 2001, offset by a 4.3% increase in the average check amount.

     COST OF SALES. Cost of sales as a percentage of revenue decreased to 27.8% in the 52 weeks ended December 30, 2001 from 29.6% in the 53 weeks ended December 31, 2000. This decrease was primarily due to a 4.5% price increase taken at the beginning of 2001, a focus on proper portioning in the production of menu items, and favorable commodity costs in 2001 compared to 2000.

     RESTAURANT LABOR, OCCUPANCY AND OTHER. Restaurant labor, occupancy, and other increased as a percentage of revenue to 57.3% for the 52 weeks ended December 30, 2001 from 53.2% in the 53 weeks ended December 31, 2000. The increase as a percentage of revenue is due in part to an increase in labor and related costs of 2.2%. These labor and related cost increases were primarily due to higher workers compensation costs in California, an increase in the minimum wage in California from $5.75 to $6.25 at the beginning of 2001 and overall wage inflation. One of the factors that offset the labor cost increases was the closure of 11 under performing restaurants in October 2001. The Company believes that a greater reduction to overall labor cost will occur in 2002 as a result of the closure of these 11 stores and one additional closed store in January 2002. Of the increase in restaurant labor, occupancy and other costs, 1.0% was due to higher rent and common area maintenance charges, which resulted from a greater mix of stores opened in higher rent shopping malls. Also impacting rent and common area maintenance costs were lower average unit revenue volumes, which creates higher occupancy costs as a percentage of revenue since these costs are fixed. Of the increase in restaurant labor, occupancy and other costs, 0.5% was due to higher advertising costs as the Company conducted additional research in 2001 to identify key issues to improve revenue. Another significant area contributing to the increase in this category was a 0.4% increase in utility costs due to the higher electricity and natural gas prices during parts of 2001 in California. On January 1, 2002, the California minimum wage increased from $6.25 to $6.75. This increase may have a material impact on our results in fiscal 2002.

     GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses were $10.3 million for both the 52 weeks ended December 30, 2001 and the 53 weeks ended December 31, 2000. Increased legal costs and bonuses for our field operations group were offset by lower recruiting fees and training wages in 2001. The increased legal fees primarily related to class action complaints filed against the Company by former employees. These suits involve the issue of whether certain employees and former employees in the assistant and general manager positions who worked in the California restaurants were misclassified as exempt and deprived of overtime pay. The lower recruiting and training costs resulted from less employee turnover in the restaurants. General and administrative expenses decreased as a percentage of revenue to 9.1% in 2001 from 10.7% in 2000, primarily due to our expanding revenue base.

     DEPRECIATION AND AMORTIZATION. Depreciation and amortization expenses increased to $5.1 million in the 52 weeks ended December 30, 2001 from $4.3 million in the 53 weeks ended December 31, 2000. The $0.8 million increase was primarily due to the additional depreciation on the 19 new units opened during 2001 and the 36 new units opened during 2000, offset by decreased depreciation as a result of store closures and asset impairments taken in September 2001 and asset impairments taken in December 2000 as well. As a percentage of sales, depreciation and amortization remained constant at 4.5% in both 2001 and 2000.

     PRE-OPENING EXPENSES. Pre-opening expenses decreased to $412,000 for the 52 weeks ended December 30, 2001 from $758,000 for the 53 weeks ended December 31, 2000 primarily due to the decrease in unit openings to 19 in 2001 compared to 36 in 2000. The average pre-opening cost per new unit opening year over year remained approximately the same at $22,000 per unit.

     ASSET IMPAIRMENT AND STORE CLOSURE EXPENSE. In 2001, we recorded a $6.6 million charge related to the impairment of a select number of under-performing restaurants as required under Statement of Financial Accounting Standards No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.” Additionally, we incurred $4.8 million in store closure expense related to the closure or pending closure of under-performing restaurants. These special charges, which consisted primarily of lease reserves and de-identification costs, were as follows: 1) a $3.2 million reserve for closed stores in 2001, 2) $1.1 million reserve for stores to be closed and 3) $0.5 million in reserves for severance and other closed store related charges. Eleven stores were closed in October 2001, one was closed in February 2002, and the remaining two will close over the next 15 months, depending on lease restriction issues. As of March 8, 2002, two of the underlying leases related to the closed stores had been terminated with lease buyouts and one other lease is under contract to be subleased without recourse to the Company.

     In 2000, we recorded a $2.2 million charge related to the impairment of a select number of under-performing restaurants.

     LOSS ON DISPOSAL/SALE OF PROPERTY. Loss on asset disposals was $102,000 in 2001 compared to $27,000 in 2000. The higher loss in 2001 primarily relates to the write-off of obsolete neon signs and décor packages that had been purchased in advance and included in property.

     INTEREST INCOME, NET. Net interest income decreased to $170,000 for the 52 weeks ended December 30, 2001 from $708,000 in net interest income for the 53 weeks ended December 31, 2000. Interest income decreased to $281,000 for the 52 weeks ended December 30, 2001 from $824,000 for the 53 weeks ended December 31, 2000. The decrease is primarily due to lower average cash balances as we used cash to open 36 restaurants in 2000 and 19 restaurants in 2001. In addition, the average interest rate earned on our cash decreased due to the declining interest rate environment. Interest expense remained fairly steady at $111,000 in 2001 and $116,000 in 2000.

     INCOME TAXES. The provision for income taxes for the 52 weeks ended December 30, 2001 and 53 weeks ended December 31, 2000 is based on the approximate annual effective tax rate applied to the respective period’s pretax book loss. The 37.5% tax benefit applied to 2001 comprises the federal and state statutory rates based on the annual effective rate on a pre-tax loss of $10.3 million for 2001. The 41.1% tax benefit applied to 2000 comprises the federal and state statutory rates based on the annual effective rate on a pre-tax loss of $392,000 for 2000.

53 WEEKS ENDED DECEMBER 31, 2000 COMPARED TO THE 52 WEEKS ENDED DECEMBER 26, 1999

     Results of operations reflect 53 weeks of operations for 90 restaurants and partial period operations for 36 restaurants for the 53 weeks ended December 31, 2000. Results of operations reflect 52 weeks of operations for 59 restaurants and a partial period of operations for 31 restaurants for the 52 weeks ended December 26, 1999.

     REVENUE. Revenue increased $27.8 million or 41.1%, to $95.7 million for the 53 weeks ended December 31, 2000 from $67.9 million for the 52 weeks ended December 26, 1999. The increase in 2000 included restaurant sales of approximately $1.7 million for the additional week. The increase was also due in part to $11.3 million in sales generated by a full year of operations from units opened in 1998 and 1999 that were not in our comparable unit base yet, combined with the $14.8 million from the 36 units opened in 2000. In addition, total revenue from all units that comprise our comparable base increased $1.6 million (53 weeks vs. 52 week basis). Comparable unit sales on a 53 week vs. 53 week basis were up $363,000, or 0.6%. Units enter the comparable store base after 15 full months of operation. The positive increase in comparable store sales was due to a 2.4% increase in the average check amount, offset by a 1.8% decrease in transactions due to the limited success of promotional efforts in fiscal 2000.

     COST OF SALES. Cost of sales as a percentage of revenue increased to 29.6% in the 53 weeks ended December 31, 2000 from 29.4% in the 52 weeks ended December 26, 1999 primarily due to inefficiencies in our new markets and higher costs incurred relating to certain menu changes made in July 2000.

     RESTAURANT LABOR, OCCUPANCY AND OTHER. Restaurant labor, occupancy, and other increased as a percentage of revenue to 53.2% for the 53 weeks ended December 31, 2000 from 50.4% in the 52 weeks ended December 26, 1999. The increase as a percentage of revenue is due in part to an increase in total direct labor of 1.3%. These labor increases were due to expected inefficiencies in the new stores, increasing mix of stores located in newer markets that have on average lower initial annual sales volumes than our mature markets and overall wage inflation. In addition, we experienced one-time training costs related to our new menu board and burrito enhancement rollout of approximately $191,000. The menu board rollout was completed in the third quarter of fiscal 2000. Another factor causing this increase was the higher electricity costs in the San Diego area. Utility costs increased 0.3% from the prior year. The other areas contributing to the increase were occupancy (0.6%, due to opening restaurants in higher profile areas), advertising (0.2%), labor related (0.2%) and in repairs (0.2%). A substantial number of our employees are subject to various minimum wage requirements. Many of our employees work in restaurants located in California and receive salaries equal to or slightly greater than the California minimum wage. On January 1, 2001, the California minimum wage was increased to $6.25 per hour from $5.75.

     GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased to $10.3 million for the 53 weeks ended December 31, 2000 from $7.8 million for the 52 weeks ended December 26, 1999. The increase was primarily due to increases in salary and benefits related to the hiring of additional corporate employees and field management and other corporate level expenses required to support and manage unit and franchise expansion. General and administrative expenses decreased as a percentage of sales to 10.7% in 2000 from 11.4% in 1999 primarily due to our expanding revenue base.

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

     ASSET IMPAIRMENT. In 2000, we recorded a $2.2 million charge related to the impairment of a select number of under-performing restaurants as required under Statement of Financial Accounting Standards No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.” There was no impairment expense recorded in 1999.

     INTEREST INCOME, NET. Net interest income increased to $708,000 for the 53 weeks ended December 31, 2000 from $501,000 in net interest income for the 52 weeks ended December 26, 1999. Interest income increased to $824,000 for the 53 weeks ended December 31, 2000 from $654,000 for the 52 weeks ended December 26, 1999. The increase is primarily due to realizing a full twelve months of additional cash available for investing in fiscal 2000 after our initial public offering, which was completed in May 1999. In addition, interest expense declined to $116,000 in 2000 from $153,000 in 1999. This decrease is primarily due to the repayment of all long-term debt in 1999 with the proceeds from our initial public offering.

     INCOME TAXES. The provision for income taxes for the 53 weeks ended December 31, 2000 and 52 weeks ended December 26, 1999 is based on the approximate annual effective tax rate applied to the respective period’s pretax book (loss) income. The 41.1% tax benefit applied to 2000 comprises the federal and state statutory rates based on the annual effective rate on a pre-tax loss of $392,000 for 2000. The 40.3% tax rate applied to 1999 comprises the federal and state statutory rates based on the annual effective rate on pre-tax income of $2,768,000 for 1999.

SEASONALITY

     Historically, we have experienced seasonal variability in our quarterly operating results with higher sales per restaurant in the second and third quarters than in the first and fourth quarters. The higher sales in the second and third quarters affect profitability by reducing the impact of our restaurants’ fixed and semi-fixed costs, as well as through increased revenues. This seasonal impact on our operating results is expected to continue.

INFLATION

     Components of our operations subject to inflation include food, beverage, lease, utility, labor, and insurance costs. Our leases require us to pay taxes, maintenance, repairs, insurance and utilities, all of which are subject to inflationary increases. We believe inflation with respect to workers' compensation insurance and utility expense has had a material impact on our results of operations in 2001 and 2000.

LIQUIDITY AND CAPITAL RESOURCES

     We have funded our capital requirements in recent years through public sale of equity securities, private placement of preferred stock, bank debt, and cash flow from operations. We generated $6.2 million in cash flow from operating activities for the 52 weeks ended December 30, 2001 and $6.2 million for the 53 weeks ended December 31, 2000.

     Net cash used in investing activities was $3.8 million for the 52 weeks ended December 30, 2001 compared to $8.4 million for the 53 weeks ended December 31, 2000. The $4.6 million net decrease in cash used was primarily due to a net $6.7 million decrease in capital expenditures offset by an approximate $2.1 decrease in net investment activity.

     Net cash provided by financing activities was $1.0 million for the 52 weeks ended December 30, 2001 compared to net cash generated from financing activities of $35,000 for the 53 weeks ended December 31, 2000. Financing activities in 2001 primarily consisted of proceeds from line of credit borrowings of $1.0 million. Financing activities in 2000 primarily consisted of proceeds from exercises of common stock options, which generated $37,000.

     We have a $12.0 million revolving line of credit agreement with a financial institution that matures July 2004. As of December 30, 2001 there was $1.0 million borrowed against the line and another $565,000 utilized for a standby letter of credit related to our workers’ compensation policy. Interest on the revolving line of credit is calculated on the lower of either a bank reference rate plus 1% – 2%, or on an adjusted London Interbank Offered Rate plus 2.5% – 3.5%, per annum (6.22% at December 30, 2001). Effective December 30, 2001, we amended our credit line agreement because we did not meet one of the financial covenants specified under its terms. The amended agreement, among other things, requires us to pay an increased unused commitment fee. The amendment provided for the Company to be in compliance with all covenants of the credit agreement as of December 30, 2001.

     Our funds were principally used for the development and opening of new units. We incurred $10.5 million in capital expenditures during the 52 weeks ended December 30, 2001, of which, $7.4 million was for newly opened units, $0.7 million for future openings, $1.5 million for menu board upgrades, remodels and point of sale system upgrades, $0.7 million for existing locations and $0.2 million for corporate and information technology expenditures. We incurred $16.6 million in capital expenditures during the 53 weeks ended December 31, 2000, of which, $12.9 million was for newly opened units, $1.0 million for future openings, $1.0 million for menu board upgrades, remodels and point of sale system upgrades, $0.9 million for existing locations and $0.8 million for corporate and information technology expenditures.

     We currently expect total capital expenditures in 2002 to be approximately $4.2 million, of which approximately $3.4 million is forecasted for the opening of new restaurants. We currently plan to open approximately eight units in 2002. We currently expect that future locations will generally cost between $400,000 and $475,000 per unit, net of landlord allowances and excluding pre-opening expenses. Some units may exceed this range due to the area in which they are built and the specific requirements of the project. Pre-opening expenses are expected to average between $19,000 and $25,000 per restaurant.

     The Company is undertaking a number of projects in 2002 designed to potentially improve sales. Certain of these projects, including proposed new store design, a potential store remodel program, signage changes, and menu related changes could require a significant amount of capital. The Company is unable to estimate the capital requirements for these projects until certain project tests are complete and rollout schedules are determined.

     We lease restaurant and office facilities and real property under operating leases expiring through 2016. We have leased all of our facilities, except for one building, to minimize the cash investment associated with each unit. Most of our leases are for 10-year terms and include options to extend the terms. The majority of our leases also include fixed rate and percentage-of-sales rent provisions. Our future minimum lease payments for our headquarters and restaurants are expected to be as follows: $10.3 million in 2002, $10.6 million 2003, $10.6 million in 2004, $10.4 million in 2005, $9.6 million in 2006 and $30.4 million thereafter.

     We believe that the anticipated cash flow from operations combined with funds currently anticipated to be available from our $12.0 million credit facility and our cash and investments balance of $6.4 million as of December 30, 2001 will be sufficient to satisfy our working capital and capital expenditure requirements for at least the next 12 months. For additional information regarding our credit facility, see Note 4 of our Notes to Consolidated Financial Statements on page F-13 of this report. Changes in our operating plans, changes in our expansion plans, lower than anticipated sales, our ability to meet the financial covenants of our credit facility, increased expenses, potential acquisitions or other events may cause us to seek additional or alternative financing sooner than anticipated. Additional or alternative financing may not be available on acceptable terms, or at all. Failure to obtain additional or alternative financing as needed could have a material adverse effect on our business and results of operations.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Our market risk exposures are related to our cash, cash equivalents and investments. We invest our excess cash in highly liquid short-term investments primarily with maturities of less than one year. The portfolio consists primarily of tax-free municipals, corporate bonds, municipal bonds and mortgage and asset-backed securities. As of December 30, 2001, we have $367,000 in investments that have maturities in excess of one year. These investments are not held for trading or other speculative purposes. Changes in interest rates affect the investment income we earn on our investments and, therefore, impact our cash flows and results of operations. Due to the types of investment and debt instruments we have, a 10% change in period-end interest rates or a hypothetical 100 basis point adverse move in interest rates would not have a material negative affect on our financial results.

     As of December 30, 2001, we had available $10.4 million of a total $12.0 million revolving line of credit with a maturity date of July 2004. As of December 30, 2001, we have $1.0 million borrowed against this facility and $0.6 million assigned to a standby letter of credit related to our workers’ compensation insurance policy that matures in October 2002. Interest on the revolving line of credit is calculated on the lower of either a bank reference rate plus 1% – 2%, or on an adjusted London Interbank Offered Rate plus 2.5% – 3.5%, per annum (6.22% at

December 30, 2001). We also pay a commitment fee on the unused portion of the line of credit. Should we make additional draws on this line in the future, changes in interest rates would affect the interest expense on these loans and, therefore, impact our cash flows and results of operations.

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

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

     In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of”, and the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations-Reporting the Effects of a Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” for the disposal of a segment of a business (as previously defined in that Opinion). The provisions of the statement are effective for financial statements issued for fiscal years beginning after December 15, 2001. The Company has not yet determined the impact, if any, that this statement will have on its financial statements.

     In June 2001, the Financial Accounting Standards Board issued SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 requires that goodwill and other intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. The Company believes the initial adoption of SFAS No. 142 will have no effect on its financial statements.

     Also in June 2001, the Financial Accounting Standards Board issued SFAS No. 141, “Business Combinations.” SFAS No. 141 allows only the purchase method of accounting to be used for business combinations that occur after June 30, 2001. At present, the Company has not entered into any business combinations and therefore, the adoption of SFAS No. 141 will have no effect on the Company’s financial statements.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Our consolidated financial statements as of December 30, 2001 and December 31, 2000, and for each of the three years in the period ended December

30, 2001 and the independent auditors’ report are included in this report as listed in the index on page F-1 of this report (Item 14 (a)) (1) and (2). Supplementary unaudited quarterly financial data for fiscal years 2001 and 2000 are included in this report on page F-21.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

PART III

Item 10. DIRECTORS AND EXECUTIVES OF THE REGISTRANT

     The information required by this item is incorporated by reference from our definitive proxy statement for the 2002 annual meeting of stockholders in the section entitled “Election of Directors” and “Compliance with Section 16(a) of the Securities Exchange Act of 1934.” The balance of the response to this item regarding information on our executive officers is contained in the discussion entitled “Our Executive Officers and Key Employees” in Part I of this report.

Item 11. EXECUTIVE COMPENSATION

     The information required by this item is incorporated by reference from the section entitled “Executive Compensation and Other Information” in our definitive proxy statement for the 2002 annual meeting of stockholders.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this item is incorporated by reference from the section entitled “Ownership of Securities” in our definitive proxy statement for the 2002 annual meeting of stockholders.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this item is incorporated by reference from the section entitled “Certain Transactions” in our definitive proxy statement for the 2002 annual meeting of stockholders.

PART IV

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)	(1)	Financial Statements See index to financial statements on page F-1 for a list of the financial statements being filed herein.
(a)	(2)	Financial Statement Schedules None required.
(a)	(3)	Exhibits See Exhibits below for all Exhibits being filed or incorporated by reference herein.

Number	Description

3.1(1)	Second Amended and Restated Certificate of Incorporation. (Exhibit 3.2).
3.2(1)	Restated Bylaws (Exhibit 3.4).
3.3(6)	Amendment of Bylaws.
3.4(7)	Certificate of Amendment of the Bylaws.
4.1(1)	Specimen common stock certificate.
10.1(1)	Amended and Restated Investors’ Rights Agreement, dated November 19, 1997 (Exhibit 10.7).
10.2(1)	Amendment No. 1 to the Amended and Restated Investors’ Rights Agreement, dated December 31, 1997 (Exhibit 10.8).

Number	Description

10.3(1)	Amendment No. 2 to the Amended and Restated Investor’s Rights Agreement, dated May 1998 (Exhibit 10.9).
10.4(1)	Amended and Restated Stock Restriction Agreement, dated November 19, 1997 (Exhibit 10.10).
10.5(1)	Series D Preferred Stock Purchase Warrant granted to FSC Corp., dated May 11, 1998 (Exhibit 10.12).
10.6(1)	Stock Purchase Agreement, dated June 16, 1998 (Exhibit 10.13).
10.7(1)	Revolving Credit and Term Loan Agreement between us and BankBoston, N.A., dated May 1998 (Exhibit 10.14).
10.8(1)	Lease Agreement between us and Macro Plaza Enterprises, dated October 27, 1997 (Exhibit 10.15).
10.9(1)	First Amendment to Lease Agreement between us and Cornerstone Corporate Centre, LLC, dated October 16, 1998 (Exhibit 10.16).
10.10(1)	Agreement between us and Service America Corporation dated April 9, 1992 (Exhibit 10.17).
10.11(1)	Test Agreement between us and Host International, Inc., dated August 4,1995 (Exhibit 10.18).
10.12(1)	Amendment to Agreement between us and Pacific Basin Foods, Inc., dated November 20, 1998 (Exhibit 10.20).
10.13(1)	Agreement between us and Coca-Cola US Fountain, dated March 10, 1998 (Exhibit 10.21).
10.14(1)	Agreement between us and Dr. Pepper/Seven Up, Inc., dated June 23, 1998 (Exhibit 10.22).
10.15(1)	Rental Agreement between us and Premier Food Services, Inc., dated July 10, 1998 (Exhibit 10.23).
10.16(1)	Letter Agreement between us and Volume Service America, dated March 29, 1999 (Exhibit 10.24).
10.17(1)(2)	Form of Indemnification Agreement between us and each of its directors (Exhibit 10.25).
10.18(1)(2)	Form of Indemnification Agreement between us and each of its officers (Exhibit 10.26).
10.19(1)(2)	1993 Stock Option/Stock Issuance Plan, as amended (Exhibit 10.27).
10.20(1)(2)	1993 Stock Option/Stock Issuance Plan Form of Notice of Grant of Stock Option (Exhibit 10.28).
10.21(1)(2)	1993 Stock Option/Stock Issuance Plan Form of Stock Option Agreement (Exhibit 10.29).
10.22(1)(2)	1993 Stock Option/Stock Issuance Plan Form of Stock Purchase Agreement (Exhibit 10.30).
10.23(1)(2)	1993 Stock Option/Stock Issuance Plan Form of Restricted Stock Issuance Agreement (Exhibit 10.31).
10.24(1)(2)	1995 Stock Option/Stock Issuance Plan (Exhibit 10.32).
10.25(1)(2)	1995 Stock Option/Stock Issuance Plan Form of Notice of Grant of Stock option (Exhibit 10.33).
10.26(1)(2)	1995 Stock Option/Stock Issuance Plan Form of Stock Option Agreement (Exhibit 10.34).
10.27(1)(2)	1995 Stock Option/Stock Issuance Plan Form of Stock Purchase Agreement (Exhibit 10.35).
10.28(1)(2)	1995 Stock Option/Stock Issuance Plan Form of Stock Issuance Agreement (Exhibit 10.36).
10.29(1)(2)	1998 Stock Option/Stock Issuance Plan (Exhibit 10.37).
10.30(1)(2)	1998 Stock Option/Stock Issuance Plan Form of Notice of Grant of Stock Option (Exhibit 10.38).
10.31(1)(2)	1998 Stock Option/Stock Issuance Plan Form of Stock Option Agreement (Exhibit 10.39).
10.32(1)(2)	1998 Stock Option/Stock Issuance Plan Form of Addendum to Stock Option Agreement (Exhibit 10.40).
10.33(1)(2)	1998 Stock Option/Stock Issuance Plan Form of Stock Purchase Agreement (Exhibit 10.41).
10.34(1)(2)	1998 Stock Option/Stock Issuance Plan Form of Addendum to Stock Purchase Agreement (Exhibit 10.42).
10.35(1)(2)	1998 Stock Option/Stock Issuance Plan Form of Stock Issuance Agreement (Exhibit 10.43).

Number	Description

10.36(1)(2)	1998 Stock Option/Stock Issuance Plan Form of Addendum to Stock Issuance Agreement (Exhibit 10.44).
10.37(1)	1999 Stock Incentive Plan (Exhibit 10.45).
10.38(1)(2)	Employee Stock Purchase Plan (Exhibit 10.46).
10.39(1)(2)	Letter Agreement between us and Host International, Inc., dated May 18, 1999 (Exhibit 10.47).
10.40(3)	Agreement between us and Alliant Food Services, Inc., dated January 21, 2000.
10.41(4)	Second Amendment to the Credit Agreement between us and Fleet National Bank dated August 15, 2000.
10.42	Form of Franchise Agreement as of March 15, 2001.
10.43(5)	Third Amendment to the Credit Agreement between us and Fleet National Bank dated March 19, 2001.
10.44	Fourth Amendment to the Credit Agreement between us and Fleet National Bank dated December 30, 2001.
10.45	Consulting Agreement between us and Jack W. Goodall dated October 25, 2001.
21.1(1)	Subsidiary List.
23.1	Independent Auditors’ Consent.
24.1	Powers of Attorney (Included under the caption “Signatures”).

(1)	Incorporated by reference to the above noted exhibit to our registration statement on Form S-1 (333-75087) filed with the SEC on March 26, 1999, as amended.

(2)	Management contract or compensation plan.

(3)	Incorporated by reference to Exhibit 10.1 to our quarterly report on Form 10-Q filed with the SEC on May 9, 2000.

(4)	Incorporated by reference to Exhibit 10.1 to our quarterly report on Form 10-Q filed with the SEC on November 8, 2000.

(5)	Incorporated by reference to Exhibit 10.1 to our quarterly report on Form 10-Q filed with the SEC on May 16,2001.

(6)	Incorporated by reference to Exhibit 3.3 to our annual report on Form 10-K filed with the SEC on April 2,2001.

(7)	Incorporated by reference to Exhibit 3.4 to our annual report on Form 10-K filed with the SEC on April 2,2001.

(a)	Reports on Form 8-K

We filed a report on Form 8-K with the SEC on November 20, 2001 announcing the amendment of an executive’s selling plan agreement.

(b)	Exhibits

The exhibits required by this Item are listed under Item 14(a)(3).

(c)	Financial Statement Schedules

The financial statement schedules required by this Item are listed under Item 14(a)(2).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: March 27, 2002	RUBIO’S RESTAURANTS, INC.
/s/ Ralph Rubio
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

Signature	Title	Date

/s/ Ralph Rubio Ralph Rubio	Chief Executive Officer, President and Chairman (Principal Executive Officer)	March 27, 2002

/s/ Joseph N. Stein Joseph N. Stein	Chief Strategic and Financial Officer (Principal Financial and Accounting Officer)	March 27, 2002

/s/ Kyle A. Anderson Kyle A. Anderson	Director	March 27, 2002

/s/ Craig Andrews Craig Andrews	Director	March 27, 2002

/s/ Timothy J. Ryan Timothy J. Ryan	Director	March 27, 2002

/s/ Jack W. Goodall Jack W. Goodall	Director	March 27, 2002

RUBIO’S RESTAURANTS, INC.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Stockholders of
Rubio’s Restaurants, Inc.:

     We have audited the accompanying consolidated balance sheets of Rubio’s Restaurants, Inc. and subsidiary (the “Company”) as of December 30, 2001 and December 31, 2000, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss) and of cash flows for each of the three years in the period ended December 30, 2001. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Rubio’s Restaurants, Inc. and subsidiary as of December 30, 2001 and December 31, 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 30, 2001 in conformity with accounting principles generally accepted in the United States of America.

DELOITTE & TOUCHE LLP

San Diego, California
March 13, 2002

RUBIO’S RESTAURANTS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	December 30,	December 31,
	2001	2000

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$4,710	$1,311
Short-term investments	1,302	6,809
Income taxes receivable	798	288
Other receivables	673	1,138
Inventory	1,453	2,020
Prepaid expenses	736	581

Total current assets	9,672	12,147
INVESTMENTS	367	908
PROPERTY – net	35,911	37,917
OTHER ASSETS	353	426
DEFERRED INCOME TAXES	4,346	869

TOTAL	$50,649	$52,267

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$3,005	$4,328
Accrued expenses and other liabilities	3,634	3,359
Store closure reserve	1,496	—
Line of credit	1,000	—
Deferred income taxes	214	6

Total current liabilities	9,349	7,693
STORE CLOSURE RESERVE	2,981	—
DEFERRED RENT	1,608	1,518
DEFERRED FRANCHISE REVENUE	87	100

Total liabilities	14,025	9,311

COMMITMENTS AND CONTINGENCIES (NOTE 5)
STOCKHOLDERS’ EQUITY:
Preferred stock, $.001 par value, 5,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $.001 par value, 75,000,000 shares authorized, 8,922,786 issued and outstanding in 2001, and 8,894,440 issued and outstanding in 2000	9	9
Paid-in capital	41,441	41,394
Deferred compensation	217	137
Accumulated other comprehensive income	6	8
(Accumulated deficit) retained earnings	(5,049)	1,408

Total stockholders’ equity	36,624	42,956

TOTAL	$50,649	$52,267

See notes to consolidated financial statements.

RUBIO’S RESTAURANTS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Years Ended

	December 30, 2001	December 31, 2000	December 26, 1999

REVENUE:
Restaurant sales	$112,728	$95,583	$67,745
Franchise and licensing revenue	211	150	109

TOTAL REVENUE	112,939	95,733	67,854

COSTS AND EXPENSES:
Cost of sales	31,368	28,348	19,976
Restaurant labor, occupancy and other	64,682	50,886	34,197
General and administrative expenses	10,316	10,281	7,755
Depreciation and amortization	5,124	4,296	2,993
Pre-opening expenses	412	758	662
Asset impairment and store closure expense	11,429	2,237	—
Loss on disposal/sale of property	102	27	4

TOTAL COSTS AND EXPENSES	123,433	96,833	65,587

OPERATING (LOSS) INCOME	(10,494)	(1,100)	2,267

OTHER INCOME (EXPENSE):
Interest and investment income	281	824	654
Interest expense	(111)	(116)	(153)

Other income – net	170	708	501

(LOSS) INCOME BEFORE INCOME TAXES	(10,324)	(392)	2,768
INCOME TAX BENEFIT (EXPENSE)	3,867	161	(1,117)

NET (LOSS) INCOME	$(6,457)	$(231)	$1,651

NET (LOSS) INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS:
Basic	$(6,457)	$(231)	$1,513

Diluted	$(6,457)	$(231)	$1,651

NET (LOSS) INCOME PER SHARE:
Basic	$(0.72)	$(0.03)	$0.26

Diluted	$(0.72)	$(0.03)	$0.20

SHARES USED IN CALCULATING NET (LOSS) INCOME PER SHARE:
Basic	8,920	8,883	5,741

Diluted	8,920	8,883	8,094

See notes to consolidated financial statements.

RUBIO’S RESTAURANTS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)
(In thousands, except number of shares)

	Convertible						Accumulated	Retained		Total
	Preferred Stock						Other	Earnings	Total	Compre-
	Series A		Common Stock			Deferred	Compre-	(Accumu-	Stock-	hensive
					Paid-In	Compen-	hensive	lated	holders’	Income
	Shares	Amount	Shares	Amount	Capital	sation	Income	Deficit)	Equity	(Loss)

BALANCE, DECEMBER 28, 1998	1,924,747	$2	1,048,600	$1	$—	$23	$44	$126	$196
Exercise of common stock options			33,987		53				53
Deferred compensation-common stock options						65			65
Accretion of redemption — preferred stock								(138)	(138)
Series A preferred stock converted to common stock	(1,924,747)	(2)	1,924,747	2					—
Series B preferred stock converted to common stock			1,092,007	1	3,432				3,433
Series C preferred stock converted to common stock			793,640	1	4,258				4,259
Series D preferred stock converted to common stock			1,452,491	2	10,140				10,142
Initial public offering-net of $2,636 in offering costs			2,486,748	2	23,474				23,476
Exercise of warrants			39,555
Net income								1,651	1,651	$1,651
Other comprehensive income:
Net unrealized loss on available-for-sale investments, net of $10 tax credit							(15)		(15)	(15)

Total comprehensive income										$1,636

BALANCE, DECEMBER 26, 1999	—	—	8,871,775	9	41,357	88	29	1,639	43,122
Exercise of common stock options			22,665		37				37
Deferred compensation-common stock options						49			49
Net loss								(231)	(231)	$(231)
Other comprehensive income:
Net unrealized loss on available-for-sale investments, net of $14 tax credit							(21)		(21)	(21)

Total comprehensive loss										$(252)

BALANCE, DECEMBER 31, 2000	—	—	8,894,440	9	41,394	137	8	1,408	42,956
Exercise of common stock options			28,346		47				47
Deferred compensation–common stock options						80			80
Net loss								(6,457)	(6,457)	$(6,457)
Other comprehensive income:
Net unrealized loss on available-for-sale investments, net of $1 tax credit							(2)		(2)	(2)

Total comprehensive loss										$(6,459)

BALANCE, DECEMBER 30, 2001	—	$—	8,922,786	$9	$41,441	$217	$6	$(5,049)	$36,624

See notes to consolidated financial statements.

RUBIO’S RESTAURANTS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended

	December 30,	December 31,	December 26,
	2001	2000	1999

OPERATING ACTIVITIES:
Net (loss) income	$(6,457)	$(231)	$1,651
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	5,124	4,296	2,993
Deferred compensation	80	49	65
Asset impairment	6,629	2,237	—
Loss on disposal/sale of property	102	27	4
Changes in assets and liabilities:
Income taxes receivable	(510)	(73)	(221)
Other receivables	465	(559)	(409)
Inventory	567	(1,402)	(258)
Prepaid expenses	(155)	(18)	(267)
Deferred income taxes	(3,269)	(540)	110
Other assets	73	13	(92)
Accounts payable	(1,323)	1,093	292
Accrued expenses and other liabilities	275	787	422
Store closure reserve	4,477	—	—
Deferred rent	90	409	304
Deferred franchise revenue	(13)	100	—

Cash provided by operating activities	6,155	6,188	4,594

INVESTING ACTIVITIES:
Purchase of property	(10,504)	(16,554)	(13,813)
Proceeds from sale of property	655	—	26
Purchases of investments	(13,045)	(27,163)	(112,436)
Sales and maturities of investments	19,091	35,346	102,629

Cash used in investing activities	(3,803)	(8,371)	(23,594)

FINANCING ACTIVITIES:
Principal payments on long-term debt	—	—	(1,856)
Proceeds from borrowings on line of credit	1,000	—	1,000
Payments on line of credit	—	—	(1,000)
Initial public offering-net of $2,636 in offering costs	—	—	23,476
Proceeds from exercise of common stock options	47	37	53
Other	—	(2)	—

Cash provided by financing activities	1,047	35	21,673

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	3,399	(2,148)	2,673
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	1,311	3,459	786

CASH AND CASH EQUIVALENTS AT END OF YEAR	$4,710	$1,311	$3,459

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$16	$—	$166
Cash paid for income taxes—net	$251	$439	$1,202

See Notes to Consolidated Financial Statements

RUBIO’S RESTAURANTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 30, 2001, DECEMBER 31, 2000 AND DECEMBER 26, 1999

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     NATURE OF OPERATIONS— Rubio’s Restaurants, Inc. was incorporated in California in 1985 and reincorporated in Delaware in 1997. Rubio’s Restaurants, Inc. has a wholly-owned subsidiary, Rubio’s Restaurants of Nevada, Inc. (collectively, the “Company”). As of December 30, 2001, the Company owns and operates a chain of 134 restaurants, three concessions and two franchise locations, in California, Arizona, Nevada, Colorado and Utah.

     The Company's 134 restaurants are located more specifically as follows: 58 in the greater Los Angeles, California area, 37 in San Diego, California, 21 in Arizona, four in Colorado, four in Las Vegas, Nevada, four in Sacramento, California, four in San Francisco, California and two in Utah. The Company is planning to franchise the 14 open stores in Colorado, Utah, Nevada and Tucson, Arizona.

     PRINCIPLES OF CONSOLIDATION— The consolidated financial statements include the accounts of Rubio’s Restaurants, Inc. and its wholly-owned subsidiary. All significant intercompany transactions and accounts have been eliminated in consolidation.

     FISCAL YEAR— The Company operates and reports on a 52-53 week fiscal year ending on the Sunday closest to December 31. Fiscal years 2001 and 1999, which ended on December 30, 2001 and December 26, 1999, respectively, included 52 weeks. Fiscal year 2000, which ended on December 31, 2000, included 53 weeks.

     ACCOUNTING ESTIMATES— The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and contingencies at the date of the financial statements and the reported amounts of revenues and expenses during the year. Actual results may differ from those estimates.

     CASH EQUIVALENTS— Cash equivalents consist of money market instruments purchased with an original maturity of three months or less.

     INVESTMENTS— The Company’s investments are composed primarily of tax-free municipals, corporate bonds, municipal bonds and mortgage and asset-backed securities and commercial paper. While it is the Company’s general intent to hold such securities until maturity, management will occasionally sell particular securities for cash flow purposes. Therefore, pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” the Company’s investments are classified as available-for-sale based upon the Company’s intent, and are accounted for at fair market value. The fair market value of such investments is determined based on quoted market prices at year end. Unrealized gains and losses on these investments are included as accumulated other comprehensive income in the consolidated statements of stockholders’ equity and comprehensive income (loss). Realized gains and losses on investments sold are determined based on the specific identification method and are included in interest and investment income. Short-term investments are investments with original maturities of greater than three months and remaining maturities of less than one year, or investments that are reasonably expected to be realized in cash or consumed in operations over the next year. As of December 30, 2001, investments considered as long term are comprised of $173,000 in tax-free municipals maturing in June 2003, a $103,000 corporate bond that matures January 2003 and a $91,000 mortgage and asset-backed security that matures in July 2003.

     Gross unrealized losses on available-for-sale investments for the years ended December 30, 2001, December 31, 2000 and December 26, 1999 were $3,398, $35,402 and $24,878, respectively. Realized gains on sales of investments for the year ended December 30, 2001 were $6,398. Realized losses on sales of investments for the years ended December 31, 2000 and December 26, 1999 were $84,650 and $26,886, respectively. As of December 30, 2001 and December 31, 2000, the fair market value of the Company’s investments was not significantly different from the amortized cost.

RUBIO’S RESTAURANTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 30, 2001, DECEMBER 31, 2000 AND DECEMBER 26, 1999

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

     INVENTORY— Inventory consists of food, beverage, paper and restaurant supplies and is stated at the lower of cost (first-in, first-out method) or market value.

     PROPERTY— Property is stated at cost. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the assets or the remaining lease term, whichever is less. The Company capitalizes costs related to construction of new leased restaurant facilities. The lives for equipment are 3-7 years and for building and leasehold improvements, 5-20 years.

     ASSET IMPAIRMENT AND STORE CLOSURE EXPENSE — The Company periodically assesses its ability to recover the carrying value of its long-lived assets. If the Company concludes that the carrying value will not be recovered based on expected future cash flows, an impairment write-down is recorded to reduce the asset to its estimated fair value. Impairment is reviewed at the lowest levels for which there are identifiable cash flows that are independent of the cash flows of other groups of assets. In the Company’s circumstances, such analysis is performed on an individual restaurant basis. The impairment charge is the difference between the carrying value and the estimated fair value of the assets (for assets to be held and used) and fair value less cost to sell (for assets to be disposed of.)

     The Company makes decisions to close stores based on their cash flows and anticipated future profitability. The Company records losses associated with the closure of restaurants in the same quarter that the decision to close these restaurants is made. These store closure charges primarily represent a liability for the future lease obligations after the expected closure dates, net of estimated sublease income, if any.

RUBIO’S RESTAURANTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 30, 2001, DECEMBER 31, 2000 AND DECEMBER 26, 1999

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

     DEFERRED RENT—Rent expense on operating leases with scheduled or minimum rent increases is expensed on the straight-line basis over the lease terms. Deferred rent represents the excess of rent charged to expense over rent payable under the lease agreement.

     FINANCIAL INSTRUMENTS— The carrying amounts and estimated fair value of the Company's financial instruments are as follows:

     The carrying values of cash and cash equivalents, receivables, accounts payable and accrued expenses approximate fair values due to the short-term maturities of these instruments.

     The carrying amount of the Company’s line of credit is estimated to approximate fair value as the actual interest rate is consistent with the rate estimated to be currently available for debt of similar term and remaining maturity.

     REVENUE RECOGNITION—Revenue recognition consists of the following:

     Restaurant sales: Revenues from the operation of Company-owned restaurants are recognized when sales occur. Franchise revenue: Franchise revenue is comprised of 1) area development fees, 2) new store opening fees, 3) royalties and 4) information technology help desk fees. All fees received from franchised operations are included in revenue as earned. Area development fees are recognized as revenue on the occurrence of certain deliverables: 1) 50% at the time an initial comprehensive analysis of the entire market is delivered to the franchisee and 2) 50% ratably recognized as an updated analysis per restaurant site is delivered. New store opening fees are recognized as revenue in the month a franchisee location opens. Royalties from franchised restaurants are recorded in revenue as earned. Information technology help desk fees are collected annually and are recorded ratably into revenue.

     STORE PRE-OPENING EXPENSES—Costs incurred in connection with the training of personnel and promotion of new store openings are expensed as incurred.

     ADVERTISING—Advertising costs incurred to produce media advertising for new campaigns are expensed in the year in which the advertising first takes place. Other advertising costs are expensed when incurred. Advertising costs included in restaurant labor, occupancy and other expenses totaled $4.4 million, $3.2 million and $2.1 million for fiscal years 2001, 2000 and 1999, respectively.

     INCOME TAXES—The provision for income taxes is based on income (loss) reported in the financial statements. Deferred income taxes are provided to reflect temporary differences between the basis of assets and liabilities for financial reporting purposes and income tax purposes, as well as the effects of income tax credits.

RUBIO’S RESTAURANTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 30, 2001, DECEMBER 31, 2000 AND DECEMBER 26, 1999

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

     STOCK-BASED COMPENSATION— The Company follows SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS No. 123 encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the fair value of the Company’s stock at the date of the grant over the amount an employee must pay to acquire the stock.

     Deferred charges for options granted to non-employees has been determined in accordance with SFAS No. 123 and Emerging Issues Task Force (“EITF”) No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services,” as the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. Deferred charges for options granted to non-employees are periodically remeasured as the underlying options vest and are included in deferred compensation in the financial statements.

     CONCENTRATION OF CREDIT RISK— The Company invests its excess cash in money market accounts and debt securities. The Company has not experienced any material losses on its cash accounts or other investments.

     EARNINGS PER SHARE— Basic earnings per share is computed by dividing net income or loss attributable to common stockholders by the weighted average of common shares outstanding during the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock (convertible preferred stock, warrants to purchase common stock and common stock options using the treasury stock method) were exercised or converted into common stock. Potential common shares in the diluted earnings per share computation are excluded when their effect would be antidilutive.

     RECLASSIFICATIONS — Certain prior year amounts have been reclassified to conform to the current year presentation. Specifically, the Company has reclassified approximately $441,000 and $213,000 of expenses attributable to credit card processing costs from general and administrative expenses to restaurant labor, occupancy and other for fiscal year 2000 and fiscal year 1999, respectively, to conform to the fiscal year 2001 presentation. The Company also reclassified $110,000 and $109,000 of licensing revenue for fiscal year 2000 and fiscal year 1999, respectively, from restaurant sales to franchise and licensing revenue to conform to the fiscal year 2001 presentation.

RUBIO’S RESTAURANTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 30, 2001, DECEMBER 31, 2000 AND DECEMBER 26, 1999

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

     RECENT ACCOUNTING PRONOUNCEMENTS— In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,” and the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations-Reporting the Effects of a Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” for the disposal of a segment of a business (as previously defined in that opinion). The provisions of the statement are effective for financial statements issued for fiscal years beginning after December 15, 2001. The Company has not determined the impact that this statement will have on its financial statements.

     In June 2001, the Financial Accounting Standards Board issued SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 requires that goodwill and other intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. The Company believes the initial adoption of SFAS No. 142 will have no effect on its financial statements.

     Also in June 2001, the Financial Accounting Standards Board issued SFAS No. 141, “Business Combinations.” SFAS No. 141 allows only the purchase method of accounting to be used for business combinations that occur after June 30, 2001. At present, the Company has not entered into any business combinations and therefore, the adoption of SFAS No. 141 will have no effect on the Company’s financial statements.

RUBIO’S RESTAURANTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 30, 2001, DECEMBER 31, 2000 AND DECEMBER 26, 1999

2. BALANCE SHEET DETAILS as of December 30, 2001 and December 31, 2000, respectively (in thousands):

	2001	2000

OTHER RECEIVABLES:
Tenant improvement receivables	$274	$604
Other	399	534

Total	$673	$1,138

INVESTMENTS:
Tax-free municipals	$900	$254
Corporate bonds	505	5,403
Municipal bonds	173	350
Mortgage and asset-backed securities	91	1,211
Commercial paper	—	499

	1,669	7,717
Less: current portion	(1,302)	(6,809)

Non-current	$367	$908

PROPERTY – at cost:
Building and leasehold improvements	$26,643	$24,843
Equipment and furniture	23,586	23,862
Construction in process and related costs	885	1,545

	51,114	50,250
Less: accumulated depreciation and amortization	(15,203)	(12,333)

Total	$35,911	$37,917

ACCRUED EXPENSES AND OTHER LIABILITIES:
Compensation	$1,178	$992
Sales taxes	807	877
Vacation pay	585	445
Other	1,064	1,045

Total	$3,634	$3,359

RUBIO’S RESTAURANTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 30, 2001, DECEMBER 31, 2000 AND DECEMBER 26, 1999

3. ASSET IMPAIRMENT AND STORE CLOSURE RESERVE

     The Company reviews the performance of company-operated stores under the criteria described in Note 1. As a result of this review, in fiscal 2001 and 2000, the Company recorded an impairment charge for certain under-performing company-operated stores. The impairment for fiscal 2001 and 2000 consisted of the following (in thousands):

	2001	2000

Impairment on stores to be franchised	$3,305	$—
Impairment on stores closed in 2001	1,857	1,749
Impairment on stores that will continue to be operated	843	172
Impairment on stores to be closed	624	316

Total impairment charge	$6,629	$2,237

     The impairment charge in 2000 related to eight stores; five of which had additional impairment in fiscal 2001. Six of the eight stores were closed on October 30, 2001, as indicated in the following paragraph. The Company currently plans on operating one of the eight stores through the end of its lease term and the other location is intended to be franchised.

     On October 30, 2001, the Company closed 11 locations: five in Colorado, four in Utah, one in Sacramento, California and one in Las Vegas, Nevada. Impairment losses for these locations totaled $1.9 million and $1.7 million in fiscal 2001 and fiscal 2000, respectively. On February 8, 2002, the Company closed an impaired location in Phoenix, Arizona.

     In addition to the $6.6 million impairment charge recorded in fiscal 2001, the Company recorded a charge of $4.8 million related to store closures, consisting primarily of future lease obligations on these closed stores (net of estimated sublease income, if any), severance and other related charges. In accordance with EITF No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring),” these charges were recognized as a liability when management committed to its store closure plan during the fourth quarter of 2001. Total charges recorded in fiscal 2001 related to impairment and store closures were $11.4 million.

     The components of the store closure reserve in fiscal 2001 were as follows (in thousands):

	2001		2001 Ending
	Original		Reserve
	Reserve	Usage	Balance

Reserve for stores closed in 2001	$3,171	$(371)	$2,800
Reserve for stores to be closed	1,150	—	1,150
Severance related to closed stores	322	(202)	120
Other (Usage includes $294,000 in credits for deferred rent.)	157	250	407

Total store closure reserve	$4,800	$(323)	$4,477

Less: current portion			(1,496)

Non-current			$2,981

     The Company terminated 191 hourly and 16 salaried employees in connection with the store closures in fiscal 2001, and anticipates terminating approximately 60 employees in connection with additional store closures in fiscal year 2002. For the 11 stores that were closed, revenues were $4.2 million and operating losses were $0.9 million during fiscal 2001 through the date the stores were closed.

4. CREDIT FACILITIES

     REVOLVING LINE OF CREDIT— As of December 30, 2001, the Company had available $10.4 million of a total $12.0 million revolving line of credit with a maturity date of July 2004. The credit line bears interest based on certain leverage ratios and ranges from the lower of a bank reference rate plus 1% - 2%, or an adjusted London Interbank Offered Rate plus 2.5% - 3.5%, per annum (6.22% as of December 30, 2001). The Company pays a commitment fee on the unused portion of the line of credit. As of December 30, 2001, the Company has borrowings of $1.0 million on the line of credit and $0.6 million assigned to a standby letter of credit related to the Company’s workers’ compensation insurance policy, that matures in October 2002. There were no borrowings outstanding as of December 31, 2000.

     The credit facility contains various covenants including a minimum EBITDA, a fixed charge coverage ratio, minimum interest coverage ratio, and maximum total leverage ratio, and places certain restrictions on fixed asset purchases. The revolving line of credit restricts the payment of cash dividends and other stock redemptions or repurchases. The Company’s assets collateralize borrowings under the revolving line of credit. The Company was not in compliance with respect to one covenant of the credit agreement as of December 30, 2001. An amendment to the credit agreement was signed on March 13, 2002 retroactive to December 30, 2001. The amendment provided for the Company to be in compliance with all covenants of the credit agreement as of December 30, 2001.

RUBIO’S RESTAURANTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 30, 2001, DECEMBER 31, 2000 AND DECEMBER 26, 1999

5. COMMITMENTS AND CONTINGENCIES

OPERATING LEASES — The Company leases restaurant and office facilities, vehicles, and office equipment under various operating leases expiring through 2016. The leases generally provide renewal options from three to ten years. Certain leases are subject to scheduled annual increases or minimum annual increases based upon the consumer price index, not to exceed specific maximum amounts. Certain leases require contingent percentage rents based upon sales, and other leases pass through common area charges to the Company. Rental expense under these operating leases was $12.1 million, $7.8 million and $5.4 million for fiscal years 2001, 2000 and 1999, respectively. Contingent percentage rent based on sales included in rental expense was $320,269, $273,399 and $195,102 for fiscal years 2001, 2000 and 1999, respectively.

     Future minimum annual lease commitments, including obligations for closed stores, as of December 30, 2001, are as follows (in thousands):

FISCAL YEAR

2002	$10,297
2003	10,560
2004	10,545
2005	10,392
2006	9,636
Thereafter	30,439

$81,869

LITIGATION — On June 28, 2001, a class action complaint was filed against the Company in Orange County, California Superior Court by a former employee, who worked in the position of general manager, a position that the Company classifies as exempt. The former employee purports to represent a class of former and current employees who are similarly situated. This matter involves the issue of whether certain employees and former employees in the assistant and general manager positions who worked in the California restaurants were misclassified as exempt and deprived of overtime pay. In addition to unpaid overtime, the former employee seeks to recover waiting time penalties, interest, attorneys’ fees, and other types of relief on behalf of the current and former employees he purports to represent.

The Company believes the case is without merit and intends to vigorously defend the claims related to this matter. The case is in the early stages of discovery and no date has been set for the class certification motion. The Company is presently unable to predict the probable outcome of this matter and the amount of damages at issue is also unknown at this time.

A second similar class action complaint was filed in Orange County, California Superior Court on behalf of another former employee on December 21, 2001. No discovery has yet been conducted. It is probable that this action will either be stayed pending the resolution of the previously described action or will be consolidated into the aforementioned action. The Company believes that the case is also without merit and intends to vigorously defend this lawsuit. The Company is presently unable to predict the probable outcome of this matter and the amount of damages at issue is also unknown at this time. The status of the class action certification is yet to be determined for both suits.

The Company is unaware of any other litigation that could have a material adverse effect on results of operations and financial position or business.

EMPLOYEE SAVINGS PLAN — The Company has a defined contribution 401(k) plan. This plan allows eligible employees to contribute a percentage of their salary, subject to annual limits, to the plan. The Company matches 25% of each eligible employee’s contributions up to 6% of gross salary. The Company’s contributions vest over a five-year period. The Company contributed $59,644, $48,424 and $42,913 for fiscal years 2001, 2000 and 1999, respectively.

RUBIO’S RESTAURANTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 30, 2001, DECEMBER 31, 2000 AND DECEMBER 26, 1999

6. INCOME TAXES

     The components of the income tax benefit (expense) for fiscal years 2001, 2000 and 1999 are as follows (in thousands):

	2001	2000	1999

Federal benefit (expense):
Current	$509	$(312)	$(736)
Deferred	2,566	437	(134)
State benefit (expense):
Current	89	(53)	(246)
Deferred	703	89	(1)

Total income tax benefit (expense)	$3,867	$161	$(1,117)

     The income tax benefit (expense) differs from the federal statutory rate because of the effect of the following items for fiscal years 2001, 2000 and 1999:

	2001	2000	1999

Statutory rate	34.0%	34.0%	(34.0)%
State income taxes, net of federal benefit	5.0	6.0	(5.9)
Non-deductible items	(1.7)	(2.6)	(.3)
Other	0.2	3.7	(.1)

Effective tax benefit (expense) rate	37.5%	41.1%	(40.3)%

     Deferred income taxes are provided to reflect temporary differences in the basis of net assets for income tax and financial reporting purposes, as well as available tax credit carryforwards.

     The tax effected temporary differences and credit carryforwards comprising the Company’s deferred income taxes as of December 30, 2001 and December 31, 2000 are as follows (in thousands):

	2001	2000

Reserves currently not deductible	$2,121	$162
Deferred rent	814	650
Federal credits	663	216
Difference between book and tax basis of property	469	(58)
Net operating losses	364	—
State taxes	(307)	(67)
Deferred compensation	81	59
Unrealized gain on investments	(6)	(8)
Other	(67)	(91)

Net deferred income tax asset	$4,132	$863

Net current deferred income tax liability	$(214)	$(6)

Net non-current deferred income tax asset	$4,346	$869

     As of December 30, 2001, the Company has federal and state net operating loss carryforwards available to offset future tax liabilities of approximately $623,000 and $1,729,000, respectively. These federal and state net operating loss carryforwards expire at various dates beginning in 2021 and 2006, respectively. The Company also has federal credit carryforwards available to offset future tax liabilities of approximately $663,000.

7. CONVERTIBLE AND REDEEMABLE CONVERTIBLE PREFERRED STOCK

     Upon the Company’s initial public offering in May 1999, Convertible Preferred Stock Series A (approximately 1.9 million shares) and all Redeemable Convertible Preferred Stock, Series B, C and D (approximately 3.4 million shares) were automatically converted into the Company’s common stock. The conversion of the preferred stock was on a 1 for 1 basis. Upon conversion of the preferred stock, all preferred stock dividends and other rights previously assigned ceased.

RUBIO’S RESTAURANTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 30, 2001, DECEMBER 31, 2000 AND DECEMBER 26, 1999

8. STOCKHOLDERS’ EQUITY

     INITIAL PUBLIC OFFERING— The Company completed its initial public offering (the “Offering”) on May 21, 1999. The Offering resulted in the issuance of 2,486,748 shares of the Company’s common stock at $10.50 per share, resulting in net proceeds of approximately $23.5 million. In connection with the offering, 39,555 shares of common stock were issued upon the exercise of certain outstanding warrants.

     COMMON STOCK— Holders of common stock are entitled to one vote per share. The rights of the common stock are subject to prior rights of the preferred stock. There was no preferred stock outstanding at December 30, 2001 and December 31, 2000.

     DEBT ISSUE COSTS— In connection with a revolving line of credit, the Company issued a warrant in May 1998 to purchase up to 45,000 shares of the Company’s common stock (subject to adjustment under a formula defined in the warrant). The warrant is exercisable under certain specified conditions. The warrant term extends until the earlier of December 31, 2002 or the business day preceding an acquisition or sale of the Company. The exercise price is $7.19 per share. The fair value of the warrant upon date of issuance was not significant.

STOCK OPTIONS AND PURCHASE PLANS

     i) 1995 STOCK OPTION/STOCK ISSUANCE PLAN— On May 30, 1996, the stockholders of the Company approved the 1995 Stock Option/Stock Issuance Plan (the “1995 Plan”). The 1995 Plan superseded and incorporated all options outstanding under the 1993 Stock Option Plan. The 1995 Plan provided for the issuance of incentive and nonstatutory options and for the purchase of common stock for eligible individuals. The Board of Directors administered the 1995 Plan.

     Each option granted under the 1995 Plan has a maximum term of either five or ten years (depending on stock ownership) and is subject to earlier termination in the event of the optionee’s termination of service. The 1995 Plan was incorporated into the 1999 Stock Incentive Plan.

     ii) 1998 STOCK OPTION/STOCK ISSUANCE PLAN— On March 27, 1998, the stockholders of the Company approved the 1998 Stock Option/Stock Issuance Plan (the “1998 Plan”). The 1998 Plan provided for the issuance of incentive and nonstatutory options and for the purchase of common stock for eligible individuals. The Board of Directors administered the 1998 Plan. The stock issuable under the 1998 Plan is shares of authorized but unissued or reacquired stock.

     Each option granted under the 1998 Plan has a maximum term of either five or ten years (depending on stock ownership) and is subject to earlier termination in the event of the optionee’s termination of service. The 1998 Plan was incorporated into the 1999 Stock Incentive Plan.

     iii) 1999 STOCK INCENTIVE PLAN— On March 18, 1999 and March 24, 1999, the Board of Directors and the stockholders, respectively, of the Company approved the 1999 Stock Incentive Plan (the “1999 Plan”). All outstanding options under the 1995 Stock Option/Stock Issuance Plan and the 1998 Stock Option/Stock Issuance Plan (collectively, the “predecessor plans”) are incorporated into the 1999 Plan. No further grants will be made under the predecessor plans. Except as otherwise noted below, new grants made under the 1999 Plan have substantially the same terms as options previously granted under the predecessor plans.

RUBIO’S RESTAURANTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 30, 2001, DECEMBER 31, 2000 AND DECEMBER 26, 1999

8. STOCKHOLDERS’ EQUITY (continued)

     The stock issuable under the 1999 Plan shall be shares of authorized but unissued or reacquired common stock, including shares repurchased by the Company on the open market. A total of 1,656,924 shares of common stock have been authorized for issuance under the 1999 Plan, which includes the shares subject to outstanding options under the predecessor plans. The number of shares of common stock reserved for issuance under the 1999 Plan will automatically increase on the first trading day in January each year. The increase will be equal to 3% of the total number of shares of common stock outstanding as of the last trading day in December of the preceding year, not to exceed 450,000 shares in any given year. In addition, no participant in the 1999 Plan may be granted stock options, separately exercisable stock appreciation rights and direct stock issuances for more than 500,000 shares of common stock in the aggregate per calendar year. Each option shall have a maximum term of either five or ten years, depending on the related program, and is subject to earlier termination in the event of the optionee’s termination of service.

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

RUBIO’S RESTAURANTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 30, 2001, DECEMBER 31, 2000 AND DECEMBER 26, 1999

8. STOCKHOLDERS’ EQUITY (continued)

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

     iv) 1999 EMPLOYEE STOCK PURCHASE PLAN— On March 18, 1999 and March 24, 1999, the Board of Directors and stockholders, respectively, approved the 1999 Employee Stock Purchase Plan (“ESPP”). The ESPP became effective upon the execution of the underwriting agreement and pricing of the common stock with respect to the Company’s initial public offering. The ESPP allows eligible employees, as specified in the ESPP, to purchase shares of common stock in semi-annual intervals through payroll deductions under this plan. The accumulated payroll deductions will be applied to the purchase of shares on the employee’s behalf at a price per share equal to 85% of the lower of (1) the fair market value of the Company’s common stock at the date of entry into the current offering period or (2) the fair market value on the purchase date. An initial reserve of 200,000 shares of common stock has been authorized for issuance under the ESPP. The Board of Directors may alter, suspend or discontinue the ESPP. However, certain amendments to the ESPP may require stockholder approval. There was no activity under the ESPP during fiscal years 2001, 2000 and 1999.

     The Company applies APB Opinion No. 25 and related Interpretations in accounting for its employee stock option plans. Under APB Opinion No. 25, the Company will record compensation expense resulting from the difference between the respective grant price per share and the estimated fair market value of the common stock at the date of grant.

     Total deferred compensation for fiscal 1998 and 1999 grants less forfeitures is being recorded ratably over the vesting period of the respective options. The Company recorded $49,810, $49,488 and $64,532 of compensation expense associated with these option grants for fiscal years 2001, 2000 and 1999, respectively.

     In October 2001, the Company granted common stock options for the purchase of 50,000 shares of common stock to a non-employee board member for consulting services. Total deferred compensation for the grant is being recorded ratably over the service period of the consulting agreement. The Company recorded $30,156 of compensation expense associated with this option grant during fiscal year 2001.

     The following is a summary of stock option activity for fiscal years 1999, 2000 and 2001:

	Shares		Weighted
			Average
	Options		Exercise
	Available	Options	Price Per
	for Grant	Outstanding	Share

Balance at December 28, 1998	145,860	280,540	$1.96
Authorized	700,000	—	—
Granted	(405,950)	405,950	9.72
Exercised	—	(33,987)	1.57
Forfeited	61,215	(61,215)	5.77

Balance at December 26, 1999	501,125	591,288	6.77
Authorized	266,153	—	—
Granted	(699,620)	699,620	7.09
Exercised	—	(22,665)	1.68
Forfeited	229,009	(229,009)	7.61

Balance at December 31, 2000	296,667	1,039,234	6.91
Authorized	266,833	—	—
Granted	(519,916)	519,916	4.23
Exercised	—	(28,346)	1.66
Forfeited	203,470	(203,470)	6.64

Balance at December 30, 2001	247,054	1,327,334	6.02

Exercisable, December 26, 1999		178,702	4.09

Exercisable, December 31, 2000		318,536	5.91

Exercisable, December 30, 2001		574,173	6.22

RUBIO’S RESTAURANTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 30, 2001, DECEMBER 31, 2000 AND DECEMBER 26, 1999

8. STOCKHOLDERS’ EQUITY (continued)

     The following table summarizes the impact on the Company’s net (loss) income had compensation cost been determined based upon the fair value at the grant date for awards under the stock option plans consistent with the methodology prescribed under SFAS No. 123 (in thousands, except per share data):

	Fiscal Years

	2001	2000	1999

Net (loss) income attributable to common stockholders:
Basic	$(6,457)	$(231)	$1,513
Diluted	(6,457)	(231)	1,651
As adjusted under SFAS No. 123:
Net (loss) income:
Basic	$(7,446)	$(716)	$1,228
Diluted	(7,446)	(716)	1,366
Net (loss) income per share:
Basic	$(0.83)	$(0.08)	$0.21
Diluted	(0.83)	(0.08)	0.17

     The weighted average fair value at the date of grant for options granted during 2001, 2000 and 1999 was $2.93, $4.74 and $5.59 per share, respectively. The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Fiscal Years

	2001	2000	1999

Expected dividend	None	None	None
Expected stock price volatility	70%	80%	57%
Risk-free interest rate	4.0%	5.9%	5.1%
Expected lives of options	5 years	5 years	5 years

     The estimated fair value of options granted is subject to the assumptions made and if the assumptions changed, the estimated fair value amounts could be significantly different.

RUBIO’S RESTAURANTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 30, 2001, DECEMBER 31, 2000 AND DECEMBER 26, 1999

8. STOCKHOLDERS’ EQUITY (continued)

     The following table summarizes information as of December 30, 2001 concerning currently outstanding and exercisable options:

	Options Outstanding			Options Exercisable

		Weighted Average			Weighted
		Remaining			Average
	Number	Contractual Life	Weighted Average	Number	Exercise
Range of Exercise Prices	Outstanding	(Years)	Exercise Price	Exercisable	Price

$ 1.00— $ 2.00	130,640	5.03	$1.65	121,060	$1.63
$ 3.00— $ 9.00	1,000,607	8.80	$5.78	327,276	$6.42
$10.00— $10.00	190,827	7.40	$10.00	123,079	$10.00
$15.00— $15.60	5,260	7.31	$15.21	2,758	$15.20

	1,327,334	8.22	$6.02	574,173	$6.22

9. EARNINGS PER SHARE

     A reconciliation of basic and diluted earnings per share in accordance with SFAS No. 128 is as follows (in thousands, except per share data):

	Fiscal Years

	2001	2000	1999

Numerator
Basic:
Net (loss) income	$(6,457)	$(231)	$1,651
Accretion on redeemable convertible
preferred stock	—	—	(138)

Net (loss) income attributable to common stockholders	(6,457)	(231)	1,513
Diluted:
Reversal of accretion on redeemable
convertible preferred stock	—	—	138

Net (loss) income attributable to common stockholders	$(6,457)	$(231)	$1,651

	Fiscal Years

	2001	2000	1999

Denominator
Basic:
Weighted average common shares outstanding	8,920	8,883	5,741
Diluted:
Effect of dilutive securities:
Common stock options	—	—	241
Conversion of convertible preferred stock	—	—	2,112

Total weighted average common and
potential common shares outstanding	8,920	8,883	8,094

(Loss) income per share:
Basic	$(0.72)	$(0.03)	$0.26
Diluted	$(0.72)	$(0.03)	$0.20

     For fiscal year 2001, 2000 and 1999, the Company excluded the effect of 1,327,334, 1,039,234 and 359,450 common stock options, respectively, in the calculation of diluted earnings per share, as the affect would be antidilutive.

RUBIO’S RESTAURANTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 30, 2001, DECEMBER 31, 2000 AND DECEMBER 26, 1999

10. SEGMENT INFORMATION

     The Company owns and operates high-quality, quick-service Mexican restaurants under the name “Rubio’s Baja Grill,” with restaurants primarily in California, Arizona, Nevada, Colorado and Utah. In accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” the Company currently considers its business to consist of one reportable operating segment.

11. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

     Summarized unaudited quarterly financial data (in thousands, except income per share) for fiscal 2001 and 2000 was as follows:

	Fiscal 2001

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Total revenue	$26,578	$28,912	$30,037	$27,412
Operating (loss) income	$(357)	$1,283	$(5,148)	$(6,272)
Net (loss) income	$(154)	$798	$(3,077)	$(4,024)
Basic net (loss) income per share	$(0.02)	$0.09	$(0.34)	$(0.45)
Diluted net (loss) income per share	$(0.02)	$0.09	$(0.34)	$(0.45)

	Fiscal 2000

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Total revenue	$19,929	$23,462	$26,324	$26,018
Operating (loss) income	$249	$947	$1,061	$(3,357)
Net income (loss)	$269	$701	$707	$(1,908)
Basic net income (loss) per share	$0.03	$0.08	$0.08	$(0.21)
Diluted net income (loss) per share	$0.03	$0.08	$0.08	$(0.21)

     The sum of the quarterly earnings per share amounts do not equal the annual amount as the calculations are performed individually each quarter.