Form 10-Q
period 2002-03-31
RUBIOS RESTAURANTS INC
filed 2002-05-13
CIK 1082423

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 000-26125

RUBIO’S RESTAURANTS, INC.
(Exact Name of Registrant as Specified in Its Charter)

DELAWARE	33-0100303
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

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
(1) Yes [X] No [ ]

(2) Yes [X] No [ ]

As of May 1, 2002 there were 8,994,467 shares of the Registrant’s common stock, par value $0.001 per share, outstanding.

RUBIO’S RESTAURANTS, INC.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

RUBIO’S RESTAURANTS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	March 31,	December 30,
	2002	2001

	(unaudited)	(see Note)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$5,813	$4,710
Short-term investments	1,401	1,302
Income taxes receivable	239	798
Other receivables	586	673
Inventory	810	1,453
Prepaid expenses	1,770	736

Total current assets	10,619	9,672
INVESTMENTS	209	367
PROPERTY — net	35,967	35,911
OTHER ASSETS	318	353
DEFERRED INCOME TAXES	4,347	4,346

TOTAL	$51,460	$50,649

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$2,435	$3,005
Accrued expenses and other liabilities	4,907	3,634
Store closure reserve	1,054	1,496
Line of credit	1,000	1,000
Deferred income taxes	211	214

Total current liabilities	9,607	9,349
STORE CLOSURE RESERVE	2,839	2,981
DEFERRED RENT	1,694	1,608
DEFERRED FRANCHISE REVENUE	86	87

Total liabilities	14,226	14,025

COMMITMENTS AND CONTINGENCIES (NOTE 4)
STOCKHOLDERS’ EQUITY:
Preferred stock, $.001 par value, 5,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $.001 par value, 75,000,000 shares authorized, 8,978,293 issued and outstanding in 2002, and 8,922,786 issued and outstanding in 2001	9	9
Paid-in capital	41,529	41,441
Deferred compensation	316	217
Accumulated other comprehensive income	2	6
(Accumulated deficit) retained earnings	(4,622)	(5,049)

Total stockholders’ equity	37,234	36,624

TOTAL	$51,460	$50,649

Note: The balance sheet as of December 30, 2001 is derived from audited consolidated financial statements and is in accordance with accounting principles generally accepted in the United States of America. Entire notes for the audited period are not included in this report.

See notes to consolidated financial statements-unaudited.

RUBIO’S RESTAURANTS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS — UNAUDITED
(In thousands, except per share data)

	13 Weeks Ended

	March 31,	April 1,
	2002	2001

REVENUE:
Restaurant sales	$29,843	$26,529
Franchise and licensing revenue	35	49

TOTAL REVENUE	29,878	26,578

COSTS AND EXPENSES:
Cost of sales	8,330	7,478
Restaurant labor, occupancy and other	16,756	15,380
General and administrative expenses	2,707	2,717
Depreciation and amortization	1,284	1,219
Pre-opening expenses	90	141
Gain on disposal/sale of property	(1)	—

TOTAL COSTS AND EXPENSES	29,166	26,935

OPERATING INCOME (LOSS)	712	(357)

OTHER (EXPENSE) INCOME:
Interest and investment income	32	119
Interest expense	(33)	(19)

OTHER (EXPENSE) INCOME — NET	(1)	100

INCOME (LOSS) BEFORE INCOME TAXES	711	(257)
INCOME TAX (EXPENSE) BENEFIT	(284)	103

NET INCOME (LOSS)	$427	$(154)

NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS:
Basic	$427	$(154)

Diluted	$427	$(154)

NET INCOME (LOSS) PER SHARE:
Basic	$0.05	$(0.02)

Diluted	$0.05	$(0.02)

SHARES USED IN CALCULATING NET INCOME (LOSS) PER SHARE:
Basic	8,966	8,911

Diluted	9,067	8,911

See notes to consolidated financial statements-unaudited.

RUBIO’S RESTAURANTS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS — UNAUDITED
(In thousands)

	13 Weeks Ended

	March 31,	April 1,
	2002	2001

OPERATING ACTIVITIES:
Net income (loss)	$427	$(154)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	1,284	1,219
Deferred compensation	99	12
Gain on disposal/sale of property	(1)	—
Changes in assets and liabilities:
Income taxes receivable	559	(103)
Other receivables	87	133
Inventory	643	(309)
Prepaid expenses	(1,034)	44
Other assets	35	8
Deferred income taxes	(4)	7
Accounts payable	(570)	(291)
Accrued expenses and other liabilities	1,273	1,374
Store closure reserve	(584)	—
Deferred rent	86	76
Deferred franchise revenue	(1)	(3)

Cash provided by operating activities	2,299	2,013

INVESTING ACTIVITIES:
Purchase of property	(1,349)	(3,001)
Proceeds from sale of property	10	307
Purchases of investments	(995)	(5,223)
Sales and maturities of investments	1,050	8,697

Cash (used in) provided by investing activities	(1,284)	780

FINANCING ACTIVITIES:
Proceeds from exercise of common stock options	88	45

INCREASE IN CASH AND CASH EQUIVALENTS	1,103	2,838
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	4,710	1,311

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$5,813	$4,149

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$29	$—
Net income tax refund received	$(275)	$—

See notes to consolidated financial statements-unaudited.

RUBIO’S RESTAURANTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED

1. BASIS OF PRESENTATION

     The accompanying consolidated financial information has been prepared by Rubio’s Restaurants, Inc. and its wholly-owned subsidiary, Rubio’s Restaurants of Nevada, Inc. (collectively, the “Company”) without audit, in accordance with the instructions to Form 10-Q and therefore does not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America.

     UNAUDITED INTERIM FINANCIAL DATA — In the opinion of management, the unaudited consolidated financial statements for the interim periods presented reflect all adjustments, consisting of only normal recurring accruals, necessary for a fair presentation of the financial position and results of operations as of and for such periods indicated. These consolidated financial statements and related notes should be read in conjunction with the consolidated financial statements and related notes for the fiscal year ended December 30, 2001 included in the Company’s annual report on Form 10-K and the review of our more critical accounting policies identified under the caption “Critical Accounting Policies” in that report. Results for the interim periods presented in this report are not necessarily indicative of results which may be reported for any other interim period or for the entire fiscal year.

     RECLASSIFICATION — Certain prior period amounts have been reclassified to conform to the current period presentation. Specifically, the Company has reclassified $19,000 of licensing revenue for the 13 weeks ended April 1, 2001 from restaurant sales to franchise and licensing revenue to conform to the presentation for the 13 weeks ended March 31, 2002.

2. ASSET IMPAIRMENT AND STORE CLOSURE EXPENSE — The Company periodically assesses its ability to recover the carrying value of its long-lived assets. If the Company concludes that the carrying value will not be recovered based on expected future cash flows, an impairment write-down is recorded to reduce the asset to its estimated fair value. Impairment is reviewed at the lowest levels for which there are identifiable cash flows that are independent of the cash flows of other groups of assets. In the Company’s circumstances, such analysis is performed on an individual restaurant basis. For assets to be held and used, the impairment charge is the difference between the carrying value and the estimated fair value of the assets. For assets to be disposed of, the impairment charge is the difference between the carrying value and the fair value less cost to sell.

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

     Asset impairment and store closure expenses are estimates that the Company has recorded based on reasonable assumptions related to these restaurant locations at a point in time. The conditions regarding these locations may change in

RUBIO’S RESTAURANTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED (continued)

2. ASSET IMPAIRMENT AND STORE CLOSURE EXPENSE (continued)

the future and could be materially affected by factors such as the Company’s ability to maintain or improve sales levels, the Company’s ability to secure subleases, the Company’s success at negotiating early termination agreements with lessors, the general health of the economy and resultant demand for commercial property. Amounts recorded may not be sufficient and adjustments may be necessary.

     During the second half of fiscal year 2001, the Company recorded a $6.6 million charge related to the impairment of a select number of under-performing restaurants. Additionally, the Company recorded a $4.8 million charge related to store closures, consisting primarily of future lease obligations on these closed stores (net of estimated sublease income, if any), severance and other related charges, when management committed to its store closure plan during the fourth quarter of 2001. Total charges recorded in fiscal year 2001 related to impairment and store closures were $11.4 million.

     The changes in the store closure reserve during the first quarter of fiscal year 2002 were as follows (in thousands):

	Reserve		Reserve
	Balance at		Balance at
	December 30,		March 31,
	2001	Net Usage	2002

Reserve for stores closed in 2001	$2,800	$(415)	$2,385
Reserve for stores to be closed	1,150	(28)	1,122
Severance and other costs	527	(141)	386

Total store closure reserve	$4,477	$(584)	$3,893

Less: current portion	(1,496)		(1,054)

Non-current	$2,981		$2,839

     In addition, the Company has decided to pursue a franchising effort on 13 selected Company-owned locations in certain regions. On April 15, 2002, the Company completed the sale of four of its Company-owned stores in the Las Vegas, Nevada market to a franchisee. There was no gain or loss on the sale of the stores as they had been written down to their estimated fair value as part of the 2001 fiscal year impairment write-down. Although the leases for those locations were assigned as part of the franchise arrangements, the Company remains contingently liable under those leases. The Company is also actively marketing its stores in Salt Lake City, Utah, Denver, Colorado and Tucson, Arizona for sale to qualified franchisees.

RUBIO’S RESTAURANTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED (continued)

3. BALANCE SHEET DETAILS as of March 31, 2002 and December 30, 2001, respectively (in thousands):

	2002	2001

OTHER RECEIVABLES:
Tenant improvement receivables	$175	$274
Other	411	399

Total	$586	$673

INVESTMENTS:
Tax-free municipals	$900	$900
Corporate bonds	501	505
Municipal bonds	171	173
Mortgage and asset-backed securities	38	91

	1,610	1,669
Less: current portion	(1,401)	(1,302)

Non-current	$209	$367

PROPERTY — at cost:
Building and leasehold improvements	$27,991	$26,643
Equipment and furniture	24,352	23,586
Construction in process and related costs	103	885

	52,446	51,114
Less: accumulated depreciation and amortization	(16,479)	(15,203)

Total	$35,967	$35,911

ACCRUED EXPENSES AND OTHER LIABILITIES:
Compensation	$1,989	$1,178
Sales taxes	940	807
Vacation pay	561	585
Other	1,417	1,064

Total	$4,907	$3,634

RUBIO’S RESTAURANTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED (continued)

4. COMMITMENTS AND CONTINGENCIES

     REVOLVING LINE OF CREDIT — As of March 31, 2002 and December 30, 2001, the Company had available $10.4 million of a $12,000,000 revolving line of credit with a maturity date of July 2004. The credit line bears interest based on certain leverage ratios and ranges from the lower of a bank reference rate plus 1% – 2%, or an adjusted London Interbank Offered Rate plus 2.5% – 3.5% per annum (4.38% as of March 31, 2002). The Company pays a commitment fee on the unused portion of the line of credit. As of March 31, 2002 and December 30, 2001, the Company had borrowings of $1.0 million on the line of credit and $0.6 million assigned to a standby letter of credit, related to the Company’s workers compensation insurance policy, that matures in October 2002.

     The credit facility contains various covenants including a minimum EBITDA, fixed charge coverage ratio, minimum interest coverage ratio, and maximum total leverage ratio, and places restrictions on fixed asset purchases. The revolving line of credit restricts the payment of cash dividends and other stock redemptions or repurchases. The Company’s assets collateralize borrowings under the revolving line of credit. The Company was in compliance with the covenants at March 31, 2002.

     LITIGATION — On June 28, 2001, a class action complaint was filed against the Company in Orange County, California Superior Court by a former employee, who worked in the position of general manager. A second similar class action complaint was filed in Orange County, California Superior Court on December 21, 2001, on behalf of another former employee who worked in the positions of general manager and assistant manager. The Company classifies both positions as exempt. The former employees each purport to represent a class of former and current employees who are allegedly similarly situated. These cases currently involve the issue of whether employees and former employees in the general and assistant manager positions who worked in the California restaurants during specified time periods were misclassified as exempt and deprived of overtime pay. In addition to unpaid overtime, these cases seek to recover waiting time penalties, interest, attorneys’ fees, and other types of relief on behalf of the current and former employees that these former employees purport to represent.

     The Company believes these cases are without merit and intends to vigorously defend against the related claims. These cases are in the early stages of discovery and the status of the class action certification is yet to be determined for both suits. It is probable that the latter action may either be stayed pending resolution of the previously described action or consolidated into the former action. The Company is presently unable to predict the probable outcome of these matters and the amounts of damages at issue are also unknown at this time.

     The Company is unaware of any other litigation that could have a material adverse effect on the Company’s results of operations, financial position or business.

RUBIO’S RESTAURANTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED (continued)

5. EARNINGS PER SHARE

     A reconciliation of basic and diluted earnings (loss) per share in accordance with SFAS No. 128, “Earnings Per Share,” is as follows (in thousands, except per share data):

	13 Weeks Ended

	March 31,	April 1,
	2002	2001

Numerator
Basic:
Net income (loss) attributable to common stockholders	$427	$(154)

Diluted:
Net income (loss) attributable to common stockholders	$427	$(154)

Denominator
Basic:
Weighted average common shares outstanding	8,966	8,911
Diluted:
Effect of dilutive securities:
Common stock options	101	—

Total weighted average common and potential common shares outstanding	9,067	8,911

Income (loss) per share:
Basic	$0.05	$(0.02)

Diluted	$0.05	$(0.02)

RUBIO’S RESTAURANTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED (continued)

6. RECENT ACCOUNTING PRONOUNCEMENTS

     In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,” and the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations — Reporting the Effects of a Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” for the disposal of a segment of a business (as previously defined in that opinion). The new standard became effective for the Company on December 31, 2001. The initial adoption of SFAS No. 144 did not have a significant effect on the Company’s financial statements.

     In June 2001, the Financial Accounting Standards Board issued SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 requires that goodwill and other intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually. The new standard became effective for the Company on December 31, 2001. The initial adoption of SFAS No. 142 did not have an effect on the Company’s financial statements.

     Also in June 2001, the Financial Accounting Standards Board issued SFAS No. 141, “Business Combinations.” SFAS No. 141 allows only the purchase method of accounting to be used for business combinations that occur after June 30, 2001. At present, the Company has not entered into any business combinations and therefore, the adoption of SFAS No. 141 currently has no effect on the Company’s financial statements.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This quarterly report on Form 10-Q may contain projections, estimates and other forward-looking statements that involve a number of risks and uncertainties, including without limitation, those discussed below under “Risk Factors.” While this outlook represents our current judgment on the future direction of the business, such risks and uncertainties could cause actual results to differ materially from any future performance suggested below. We undertake no obligation to release publicly the results of any revisions to these forward-looking statements to reflect events or circumstances arising after the date of this quarterly report.

OVERVIEW

     We opened our first restaurant under the name “Rubio’s, Home of the Fish Taco” in 1983. We position our restaurants in the high-quality, quick-service Mexican food segment of the restaurant industry. Our business strategy is to become the leading brand in this industry segment nationwide.

     Rubio’s Restaurants, Inc. was incorporated in California in 1985 and reincorporated in Delaware in 1997. In May 1999, we completed our initial public offering. In late 2000 and early 2001, we started a franchise program by entering into agreements with two franchisee groups. These two agreements represent commitments to open 14 units, of which three units were open as of May 1, 2002. On April 15, 2002, we completed the sale of four company-owned stores in the Las Vegas, Nevada market to a new franchisee. We opened five stores during the first quarter of 2002. We also closed one underperforming store in Arizona on February 8, 2002. We plan to close one other location in Southern California by the end of fiscal 2002. Our current expansion plan calls for us to open approximately eight company-owned restaurants and our franchisees to open two restaurants in fiscal year 2002. We also decided to actively pursue several franchise groups in an effort to sell the remaining company-owned locations in Colorado, Utah and Nevada. We will continue to focus our efforts on building our presence in our core markets in California and Arizona.

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

     Revenues represent gross restaurant sales, less coupons and other discounts, and franchise and licensing revenue. Cost of sales is composed of food, beverage, and paper supply expense. Components of restaurant labor, occupancy and other expenses include direct hourly and management wages, bonuses, fringe benefit costs, rent and other occupancy costs, advertising and promotion, operating supplies, utilities, maintenance and repairs, and other operating expenses.

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

RESULTS OF OPERATIONS

     All comparisons under this heading between 2002 and 2001 refer to the 13-week period ended March 31, 2002 and the 13-week period ended April 1, 2001, respectively, unless otherwise indicated.

     Our operating results, expressed as a percentage of revenue, were as follows:

	13 Weeks Ended

	March 31,	April 1,
	2002	2001

Revenue (1)	100.0%	100.0%
Costs and expenses:
Cost of sales	27.9	28.2
Restaurant labor, occupancy and other	56.1	57.9
General and administrative expenses (2)	9.0	10.2
Depreciation and amortization	4.3	4.6
Pre-opening expenses	0.3	0.5

Operating income (loss)	2.4	(1.4)

Other (expense) income:
Interest expense, net	—	0.4

Income (loss) before income taxes	2.4	(1.0)
Income tax (expense) benefit	(1.0)	0.4

Net income (loss)	1.4%	(0.6)%

(1)	Includes $35,000 and $49,000 in franchise and licensing revenue for the 13 weeks ended March 31, 2002 and April 1, 2001, respectively.

(2)	Includes $84,000 and $88,000 in franchise expense for the 13 weeks ended March 31, 2002 and April 1, 2001, respectively.

13 WEEKS ENDED MARCH 31, 2002 COMPARED TO THE 13 WEEKS ENDED APRIL 1, 2001

     Results of operations reflect 13 weeks of operations for 132 restaurants and partial period operations for six restaurants for the 13 weeks ended March 31, 2002. Results of operations also reflect 13 weeks of operations for 126 restaurants and a partial period of operations for four restaurants for the 13 weeks ended April 1, 2001.

     REVENUE. Revenue increased $3.3 million or 12.4%, to $29.9 million for the 13 weeks ended March 31, 2002 from $26.6 million for the 13 weeks ended April 1, 2001. The increase in 2002 was primarily due to sales of $0.9 million from our five 2002 store openings, a $3.2 million increase in sales generated by a full quarter of operations from units opened in 2001 that were not yet in our comparable unit base, an increase in comparable store sales of $0.4 million or 1.8%, offset by a decrease of $1.2 million in sales at the 12 stores that have been closed. Units enter the comparable store base after 15 full months of operation. The increase in comparable store sales was primarily due to a 2.0% increase in transactions, offset by a 0.1% decrease in average check. The increase in comparable store sales is due primarily to the success of the $1.99 lobster taco promotion in San Diego, California and the $1.25 fish taco promotion in the Los Angeles/Orange County areas of California.

     COST OF SALES. Cost of sales as a percentage of revenue decreased to 27.9% in the 13 weeks ended March 31, 2002 from 28.2% in the 13 weeks ended April 1, 2001. The decrease was primarily due to the elimination of certain discounts and enhanced operational controls partially offset by an increase in commodity prices.

     RESTAURANT LABOR, OCCUPANCY AND OTHER. Restaurant labor, occupancy, and other decreased as a percentage of revenue to 56.1% for the 13 weeks ended March 31, 2002 from 57.9% in the 13 weeks ended April 1, 2001. The decrease as a percentage of revenue is due in part to a decrease in total direct and related labor costs of approximately 7.2%. These labor decreases were primarily due to the closure of under-performing stores combined with improved operational efficiencies.

     GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses of $2.7 million for the 13 weeks ended March 31, 2002 were consistent with the 13 weeks ended April 1, 2001. As a percentage of revenue, general and administrative expenses decreased to 9.0% for the 13 weeks ended March 31, 2002 from 10.2% for the 13 weeks ended April 1, 2001. The decrease as a percentage of sales was primarily due to the leveraging of our expanding revenue base.

     DEPRECIATION AND AMORTIZATION. Depreciation and amortization expenses increased to $1.3 million in the 13 weeks ended March 31, 2002 from $1.2 million in the 13 weeks ended April 1, 2001. The $0.1 million increase was primarily due to the additional depreciation on the 18 new units opened during 2001 and the 5 new units opened during 2002. As a percentage of restaurant sales, depreciation and amortization decreased to 4.3% for the 13 weeks ended March 31, 2002 from 4.6% for the 13 weeks ended April 1, 2001.

     PRE-OPENING EXPENSES. Pre-opening expenses decreased to $90,000 for the 13 weeks ended March 31, 2002 from $141,000 for the 13 weeks ended April 1, 2001. The decrease was primarily due to the lower costs incurred in opening new stores in mature markets. During the 13 weeks ended March 31, 2002 three of the five new stores opened were in mature markets compared to one out of four new stores opening in a mature market during the 13 weeks ended April 1, 2001.

     INTEREST EXPENSE, NET. Net interest expense fluctuated to $1,000 for the 13 weeks ended March 31, 2002 from $100,000 in net interest income for the 13 weeks ended April 1, 2001 primarily due to interest expense incurred by our borrowing on the credit line in July 2001. Interest income decreased to $32,000 for the 13 weeks ended March 31, 2002 from $119,000 for the 13 weeks ended April 1, 2001 primarily due to less cash available for investing in the current year quarter versus last year’s comparable quarter.

     INCOME TAXES. The provision for income taxes for the 13 weeks ended March 31, 2002 and 13 weeks ended April 1, 2001 is based on the approximate annual effective tax rate of 40% applied to the respective period’s pretax book income (loss). The 40% tax benefit applied to the 13 weeks ended March 31, 2002 comprises the federal and state statutory rates based on the estimated annual effective rate on pre-tax income of $711,000. The 40% tax rate applied to the 13 weeks ended April 1, 2001 comprises the federal and state statutory rates based on the estimated annual effective rate on pre-tax loss of $257,000.

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

     INFLATION

     Components of our operations subject to inflation include labor, food, beverage, and lease costs. Our leases require us to pay taxes, maintenance, repairs, insurance and utilities, all of which are subject to inflationary increases. We believe that current adverse conditions in the insurance, utility and labor areas specifically, could have an impact on our results of operations during the upcoming year.

     LIQUIDITY AND CAPITAL RESOURCES

     We have funded our capital requirements in recent years through the public sale of equity securities, private placement of preferred stock, cash flow from operations and bank debt. We generated $2.3 million in cash flow from operating activities for the 13 weeks ended March 31, 2002 and $2.0 million for the 13 weeks ended April 1, 2001.

     Net cash used by investing activities was $1.3 million for the 13 weeks ended March 31, 2002 compared to net cash provided by investing activities of $0.8 million for the 13 weeks ended April 1, 2001. Net cash used by investing activities for the 13 weeks ended March 31, 2002 included $1.3 million in capital expenditures, where net cash used by investing activities for the 13 weeks ended April 1, 2001 consisted of $3.0 million of capital expenditures offset by a net $3.5 million provided by the sale, purchases and maturities of investments.

     Net cash provided by financing activities was $88,000 for the 13 weeks ended March 31, 2002 compared to net cash provided of $45,000 for the 13 weeks ended April 1, 2001. Financing activities in both quarters consisted of proceeds from the exercises of common stock options.

     As of March 31, 2002, we had available $10.4 million of a $12.0 million revolving line of credit agreement with a financial institution that matures in July 2004. On July 25, 2001, we drew $1.0 million on the line of credit. As of March 31, 2002, our outstanding principal balance under this agreement was $1.0 million and we had $0.6 million assigned to a standby letter of credit that matures in October 2002. Interest on the revolving line of credit is calculated on the lower of either a bank reference rate plus 1% — 2%, or on an adjusted London Interbank Offered Rate plus 2.5% — 3.5% per annum.

     Our funds are principally used for the development and opening of new units. We incurred $1.3 million in capital expenditures during the 13 weeks ended March 31, 2002, of which $1.0 million was for newly opened units, $0.2 million for existing locations and $0.1 million for corporate and information technology expenditures. During the 13 weeks ended April 1, 2001, we incurred $3.0 million in capital expenditures, of which $1.4 million was for new unit openings, $1.0 million for future openings, $0.3 million for remodels and point of sale system upgrades, $0.2 million for existing locations and $0.1 million for corporate and information technology expenditures.

     We currently expect total capital expenditures in 2002 to be approximately $4.5 million, of which approximately $3.4 million is forecasted for the opening of new restaurants, $0.7 million for existing stores and $0.4 million for corporate, information technology and other. We currently plan to open approximately eight units in 2002 and a minimum of eight units in 2003. We currently expect that future locations will generally cost between $400,000 and $475,000 per unit, net of landlord allowances and excluding pre-opening expenses. Some units may exceed this range due to the area in which they are built and the specific requirements of the project. Pre-opening expenses are expected to average between $19,000 and $25,000 per restaurant.

     The Company is undertaking a number of projects in 2002 designed to potentially improve sales. Certain of these projects, including proposed new store design, a potential retrofit design that can be incorporated into existing restaurants, signage changes, and new menu items, bigger portions, the addition of some value priced menu items, additional salsa bar choices, and new product packaging could require a significant amount of capital. The Company is unable to estimate the capital requirements for these projects until certain project tests are complete and rollout schedules are determined.

     We believe that anticipated cash flow from operations combined with funds anticipated to be available from our $12.0 million credit facility and our cash and investments balance of $7.4 million as of March 31, 2002 will be sufficient to satisfy our working capital and capital expenditure requirements for at least the next 12 months. Changes in our operating plans, changes in our expansion plans, lower than anticipated sales, our ability to meet the financial covenants of our credit facility, increased expenses, potential acquisitions or other events may cause us to seek additional financing sooner than anticipated. Additional financing may not be available on acceptable terms, or at all. Failure to obtain additional financing as needed could have a material adverse effect on our business and results of operations.

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

     Our expected sales levels and earnings rely heavily on the acceptability and quality of the products we serve. If any variances are experienced with respect to the recognition of our brand, the acceptableness of our promotions, or the ability to manage our ongoing operations as well as the ability to absorb unexpected costs, we could fall short of our revenue and earnings expectations. Factors that could have a significant impact on earnings include:

•	labor costs for our hourly and management personnel, including increases in federal or state minimum wage requirements;

•	fluctuations in food and beverage costs, particularly the cost of chicken, beef, fish, cheese and produce;

•	the costs related to our leases;

•	the timing of new restaurant openings and related expenses;

•	the amount of sales contributed by new and existing restaurants;

•	our ability to achieve and sustain profitability on a quarterly or annual basis;

•	the ability for our marketing initiatives and earnings improvement projects to increase sales;

•	consumer confidence;

•	changes in consumer preferences;

•	the level of competition from existing or new competitors in the quick-service restaurant industry;

•	impact of weather on revenues and costs of food;

•	insurance and utility costs; and

•	general economic conditions.

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

OUR CURRENT PROJECTS TO IMPROVE OUR BRAND COULD HAVE A MATERIAL ADVERSE IMPACT ON THE COMPANY.

     We are working on a number of projects designed to improve the strength of our brand and increase sales. These projects include a proposed new store design, a potential store remodel for existing restaurants, signage changes and new menu items, bigger portions, the addition of some value priced menu items, additional salsa bar choices and new product packaging.

     The testing and implementation of these projects will have capital costs and expenses associated with them. The packaging and salsa bar changes will increase the food and paper cost of our restaurants. There is a risk that if these changes do not result in increased sales, either through increased transactions or higher average check, there could be a material adverse impact on the company’s earnings. Also, the capital requirements of these projects could have an adverse material impact on our cash balances and liquidity.

WE MAY NOT PREVAIL IN OUR DEFENSE OF THE CLASS ACTION CLAIMS RELATED TO CALIFORNIA EXEMPT EMPLOYEE LAWS.

     During 2001, two similar class action claims were filed against us that currently involve the issue of whether employees and former employees in the general manager and assistant manager positions who worked in our California restaurants during specified time periods were misclassified as exempt and deprived of overtime pay. Although we believe these cases are without merit and intend to vigorously defend the claims related to these matters, we are unable at present to predict the probable outcome of these matters or the amount of damages that may occur if we do not prevail. An unfavorable outcome in these matters may have a material adverse impact on our earnings.

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

WE HAVE RECENTLY INITIATED A FRANCHISE STRATEGY. WE MAY BE UNSUCCESSFUL IN FULLY EXECUTING THIS PROGRAM.

     We started a franchise program by entering into agreements with two franchisee groups in late 2000 and early 2001. These two agreements represent commitments to open 14 units. As of May 1, 2002, three franchisee restaurants are open under these two agreements. In addition, on April 15, 2002, we completed the sale of four company-owned stores in the Las Vegas, Nevada market to a new franchisee. Our inability to successfully execute our franchising program could adversely affect our business and results of operations. The opening and success of franchised restaurants is dependent on a number of factors, including availability of suitable sites, negotiations of acceptable lease or purchase terms for new locations, permitting and government regulatory compliance and the ability to meet construction schedules. The franchisees may not have all of the business abilities or access to financial resources necessary to open our restaurants or to successfully develop or operate our restaurants in their franchise areas in a manner consistent with our standards.

WE MAY BE UNABLE TO FUND OUR SUBSTANTIAL WORKING CAPITAL REQUIREMENTS AND MAY NEED ADDITIONAL FUNDING SOONER THAN WE ANTICIPATE.

     We believe that the proceeds from the initial public offering completed in May 1999, together with anticipated cash flow from operations and funds anticipated to be available from a credit facility will be sufficient to satisfy our working capital requirements for at least the next 12 months. We may need to seek additional financing sooner than we anticipate as a result of the following factors:

•	capital needs associated with the potential upgrade and remodel of our restaurants, signage changes, menu related changes and other projects;

•	changes in our operating plans;

•	changes in our expansion plans;

•	lower than anticipated sales of our menu offerings;

•	our ability to meet the financial covenants of our credit facility;

•	increased food, labor costs or other expenses; and

•	potential acquisitions or other events.

     Additional financing may not be available on acceptable terms, or at all. If we fail to get additional financing as needed, our business and results of operations would likely suffer.

FUTURE EXPANSION INTO NEW GEOGRAPHIC AREAS INVOLVES A NUMBER OF RISKS THAT COULD DELAY OR PREVENT THE OPENING OF NEW RESTAURANTS OR REQUIRE US TO ADJUST OUR EXPANSION STRATEGY.

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

IF WE ARE NOT ABLE TO SUCCESSFULLY PURSUE OUR EXPANSION STRATEGY, OUR BUSINESS AND RESULTS OF OPERATIONS MAY BE ADVERSELY IMPACTED.

     We currently plan to open approximately eight company-owned restaurants in 2002, five of which have been opened as of May 1, 2002. Three of the eight planned 2002 openings are outside Southern California. Our ability to successfully achieve our expansion strategy will depend on a variety of factors, many of which are beyond our control.

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

GOVERNMENT REGULATION CHANGES MAY IMPACT OUR BUSINESS

     Our restaurants are subject to licensing and regulation by state and local health, sanitation, safety, fire and other authorities, including licensing and regulation requirements for the sale of alcoholic beverages and food. A substantial number of our employees are subject to various minimum wage requirements. Many of our employees work in restaurants located in California and receive salaries equal to or slightly greater than the California minimum wage. The State of California has raised the minimum wage from $5.75 to $6.75 since January 1, 2001. Additionally, the State of California has increased benefits provided to employees covered under workers compensation insurance. Over the last year, the State of California has entered into long-term energy contracts at fixed prices. Similar proposals may come before legislators or voters in other jurisdictions in which we operate or seek to operate. The effect of these and further governmental regulations and actions may have a material adverse impact on our earnings.

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

OUR RESTAURANTS ARE CONCENTRATED IN THE SOUTHWEST REGION OF THE UNITED STATES, AND THEREFORE, OUR BUSINESS IS SUBJECT TO FLUCTUATIONS IF ADVERSE CONDITIONS OCCUR IN THAT REGION.

     As of May 1, 2002 all but six of our existing restaurants are located in the southwest region of the United States. Accordingly, we are susceptible to fluctuations in our business caused by adverse economic or other conditions in this region, including natural or other disasters. Our significant investment in, and long-term commitment to, each of our units limits our ability to respond quickly or effectively to changes in local competitive conditions or other changes that could affect our operations. In addition, some of our competitors have many more units than we do. Consequently, adverse economic or other conditions in a region, a decline in the profitability of several existing units or the introduction of several unsuccessful new units in a geographic area could have a more significant effect on our results of operations than would be the case for a company with a larger number of restaurants or with more geographically dispersed restaurants.

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

OUR CURRENT INSURANCE MAY NOT PROVIDE ADEQUATE LEVELS OF COVERAGE AGAINST CLAIMS OR THE AFFECTS OF ADVERSE PUBLICITY.

     There are types of losses we may incur that may be uninsurable or that we believe are not economically insurable, such as losses due to earthquakes and other natural disasters. In view of the location of many of our existing and planned units, our operations are particularly susceptible to damage and disruption caused by earthquakes. Further, we do maintain insurance coverage for employee-related litigation, however, the deductible per incident is high and we carry only limited insurance for the effects of adverse publicity. In addition, punitive damage awards are generally not covered by insurance. We may also be subject to litigation which, regardless of the outcome, could result in adverse publicity and damages. Such litigation, adverse publicity or damages could have a material adverse effect on our business and results of operations. We do from time to time have employee related claims brought against us. These claims and expenses related to these claims typically have not been material to our overall financial performance. We may experience claims or be the subject of complaints or allegations from former, current or prospective employees from time to time that are material in nature and that may have a material adverse effect on our financial results.

OUR FAILURE OR INABILITY TO ENFORCE OUR TRADEMARKS AND TRADE NAMES COULD ADVERSELY AFFECT OUR EFFORTS TO ESTABLISH BRAND EQUITY.

     Our ability to successfully expand our concept will depend on our ability to establish and maintain “brand equity” through the use of our trademarks, service marks, trade dress and other proprietary intellectual property, including our name and logos. We currently hold four trademarks and have 12 service marks relating to our brand. Some or all of the rights in our intellectual property may not be enforceable, even if registered, against any prior users of similar intellectual property or our competitors who seek to utilize similar intellectual property in areas where we operate or intend to conduct operations. If we fail to enforce any of our intellectual property rights, we may be unable to capitalize on our efforts to establish brand equity. It is also possible that we will encounter claims from prior users of similar intellectual property in areas where we operate or intend to conduct operations. Claims from prior users could limit our operations and possibly cause us to incur costs through the payment of damages, licensing fees to a prior user or registrant of similar intellectual property, or attorneys’ fees or other legal costs as well.

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

THE INTERESTS OF OUR CONTROLLING STOCKHOLDERS MAY CONFLICT WITH YOUR INTERESTS.

     As of May 1, 2002, the executive officers, directors and entities affiliate with them, in the aggregate, beneficially own approximately 31.6% of our outstanding common stock. These stockholders are able to exercise control over all matters requiring approval by our stockholders, including the election of directors and approval of significant corporate transactions. This concentration of ownership may also have the effect of delaying or preventing a change in control of our company.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Our market risk exposures are related to our cash, cash equivalents and investments. We invest our excess cash in highly liquid short-term investments primarily with maturities of less than one year. The portfolio consists primarily of tax-free municipals, corporate bonds, municipal bonds and mortgage and asset-backed securities. As of March 31, 2002, we have $209,000 in investments that have maturities in excess of one year. These investments are not held for trading or other speculative purposes. Changes in interest rates affect the investment income we earn on our investments and, therefore, impact our cash flows and results of operations. Due to the types of investment and debt instruments the Company has, a 10% change in period-end interest rates or a hypothetical 100 basis point adverse move in interest rates would not have a significant negative affect on our financial results.

     As of March 31, 2002, we had available $10.4 million of a total $12.0 million revolving line of credit with a maturity date of July 2004. As of March 31, 2002, we have $1.0 million borrowed against this facility and $0.6 million assigned to a standby letter of credit related to our workers’ compensation insurance policy that matures in October 2002. Interest on the revolving line of credit is calculated on the lower of either a bank reference rate plus 1% — 2%, or on an adjusted London Interbank Offered Rate plus 2.5% — 3.5%, per annum (4.38% as of March 31, 2002). We also pay a commitment fee on the unused portion of the line of credit. Should we make additional draws on this line in the future, changes in interest rates would affect the interest expense on these loans and, therefore, impact our cash flows and results of operations.

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

PART II — OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

     Not applicable

Item 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

(a)	Not applicable

(b)	Not applicable

(c)	Not applicable

(d)	We currently have approximately $2.0 million remaining from our initial public offering in May 1999 as well as an additional $5.4 million of cash, cash equivalents and investments generated from previous private placements and operating cash flows. The use of proceeds during this reporting period has conformed to our intended use outlined in our initial public offering prospectus.

Item 3. DEFAULTS UPON SENIOR SECURITIES

     Not applicable

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable

Item 5. OTHER INFORMATION

     Not applicable

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

a)	3.1(1)	Second Amended and Restated Certificate of Incorporation (Exhibit 3.2)

	3.2(1)	Restated Bylaws (Exhibit 3.4)

	3.3(2)	Certificate of Amendment to Bylaws (Exhibit 3.4)

(1)	Incorporated by reference to the above noted exhibit to our registration statement on Form S-1 (333-75087) filed with the SEC on March 26, 1999, as amended.

(2)	Incorporated by reference to the above noted exhibit to our annual report on Form 10-K filed with the SEC on April 1, 2002.

b)	Reports on Form 8-K:

None

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 13, 2002	RUBIO’S RESTAURANTS, INC.

/s/ Ira Fils Ira Fils Chief Financial Officer (Principal Financial and Accounting Officer)