Form 10-Q
period 2002-06-30
RUBIOS RESTAURANTS INC
filed 2002-08-14
CIK 1082423

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

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

(1) Yes   [X]     No   [   ]
(2) Yes   [X]     No   [   ]

As of August 1, 2002 there were 9,052,258 shares of the Registrant’s common stock, par value $0.001 per share, outstanding.

RUBIO’S RESTAURANTS, INC.

		Page

PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated Balance Sheets at June 30, 2002 (unaudited) and December 30, 2001	3

	Consolidated Statements of Operations (unaudited) for the thirteen weeks ended June 30, 2002 and July 1, 2001 and the twenty-six weeks ended June 30, 2002 and July 1, 2001	4

	Consolidated Statements of Cash Flows (unaudited) for the twenty-six weeks ended June 30, 2002 and July 1, 2001	5

	Notes to Consolidated Financial Statements (unaudited)	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	26

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	27

Item 2.	Changes in Securities and Use of Proceeds	27

Item 3.	Defaults Upon Senior Securities	27

Item 4.	Submission of Matters to a Vote of Security Holders	27

Item 5.	Other Information	28

Item 6.	Exhibits and Reports on Form 8-K	28

	Signatures	29

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

RUBIO’S RESTAURANTS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	June 30,	December 30,
	2002	2001

	(unaudited)	(see Note)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$7,302	$4,710
Short-term investments	1,994	1,302
Income taxes receivable	—	798
Other receivables	515	673
Inventory	1,059	1,453
Prepaid expenses	1,963	736

Total current assets	12,833	9,672

INVESTMENTS	—	367
PROPERTY — NET	34,880	35,911
OTHER ASSETS	301	353
DEFERRED INCOME TAXES	3,447	4,346

TOTAL	$51,461	$50,649

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$1,690	$3,005
Accrued expenses and other liabilities	4,215	3,634
Store closure reserve	1,280	1,496
Line of credit	1,000	1,000
Income taxes payable	267	—
Deferred income taxes	211	214

Total current liabilities	8,663	9,349

STORE CLOSURE RESERVE	2,376	2,981
DEFERRED RENT	1,781	1,608
DEFERRED FRANCHISE REVENUE	59	87

Total liabilities	12,879	14,025

COMMITMENTS AND CONTINGENCIES (NOTE 5)
STOCKHOLDERS’ EQUITY:
Preferred stock, $.001 par value, 5,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $.001 par value, 75,000,000 shares authorized, 9,023,134 issued and outstanding in 2002, and 8,922,786 issued and outstanding in 2001	9	9
Paid-in capital	41,659	41,441
Deferred compensation	407	217
Accumulated other comprehensive income	1	6
Accumulated deficit	(3,494)	(5,049)

Total stockholders’ equity	38,582	36,624

TOTAL	$51,461	$50,649

Note: The balance sheet as of December 30, 2001 is derived from audited consolidated financial statements and is in accordance with accounting principles generally accepted in the United States of America. Entire notes for the audited period are not included in this report.

See notes to consolidated financial statements-unaudited.

RUBIO’S RESTAURANTS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS — UNAUDITED
(In thousands, except per share data)

	13 Weeks Ended		26 Weeks Ended

	June 30,	July 1,	June 30,	July 1,
	2002	2001	2002	2001

REVENUE:
Restaurant sales	$30,607	$28,849	$60,450	$55,379
Franchise and licensing revenue	94	63	129	111

TOTAL REVENUE	30,701	28,912	60,579	55,490

COSTS AND EXPENSES:
Cost of sales	8,248	7,878	16,579	15,356
Restaurant labor, occupancy and other	16,726	15,846	33,481	31,225
General and administrative expenses	2,481	2,502	5,189	5,219
Depreciation and amortization	1,315	1,310	2,599	2,529
Pre-opening expenses	3	93	93	234
Loss on disposal/sale of property	40	1	39	1

TOTAL COSTS AND EXPENSES	28,813	27,630	57,980	54,564

OPERATING INCOME	1,888	1,282	2,599	926

OTHER (EXPENSE) INCOME:
Interest and investment income	24	70	56	188
Interest expense	(32)	(22)	(64)	(41)

OTHER (EXPENSE) INCOME — NET	(8)	48	(8)	147

INCOME BEFORE INCOME TAXES	1,880	1,330	2,591	1,073
INCOME TAX EXPENSE	752	532	1,036	429

NET INCOME	$1,128	$798	$1,555	$644

NET INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS:
Basic	$1,128	$798	$1,555	$644

Diluted	$1,128	$798	$1,555	$644

NET INCOME PER SHARE:
Basic	$0.13	$0.09	$0.17	$0.07

Diluted	$0.12	$0.09	$0.17	$0.07

SHARES USED IN CALCULATING NET INCOME PER SHARE:
Basic	8,998	8,922	8,982	8,917

Diluted	9,185	9,002	9,126	8,998

See notes to consolidated financial statements-unaudited.

RUBIO’S RESTAURANTS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS — UNAUDITED
(In thousands)

	26 Weeks Ended

	June 30,	July 1,
	2002	2001

OPERATING ACTIVITIES:
Net income	$1,555	$644
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,599	2,529
Deferred compensation	190	25
Loss on disposal/sale of property	39	1
Changes in assets and liabilities:
Income taxes receivable/payable	1,065	428
Other receivables	158	64
Inventory	394	453
Prepaid expenses	(1,227)	(265)
Other assets	52	26
Deferred income taxes	896	4
Accounts payable	(1,315)	(1,196)
Accrued expenses and other liabilities	581	158
Store closure reserve	(821)	—
Deferred rent	173	145
Deferred franchise revenue	(28)	(34)

Cash provided by operating activities	4,311	2,982

INVESTING ACTIVITIES:
Purchases of property	(1,918)	(5,326)
Proceeds from sales of property	311	562
Purchases of investments	(2,100)	(10,451)
Sales and maturities of investments	1,770	14,119

Cash used in investing activities	(1,937)	(1,096)

FINANCING ACTIVITIES:
Proceeds from exercise of common stock options	218	45

INCREASE IN CASH AND CASH EQUIVALENTS	2,592	1,931
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	4,710	1,311

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$7,302	$3,242

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$50	$—
Net income tax refund received	$(875)	$—

See notes to consolidated financial statements-unaudited.

RUBIO’S RESTAURANTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED

1. BASIS OF PRESENTATION

     The accompanying consolidated financial information has been prepared by Rubio’s Restaurants, Inc. and its wholly-owned subsidiary, Rubio’s Restaurants of Nevada, Inc. (collectively, the “Company”) without audit, in accordance with the instructions to Form 10-Q and therefore does not include all information and notes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America.

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

     RECLASSIFICATION — Certain prior period amounts have been reclassified to conform to the current period presentation. Specifically, the Company has reclassified $28,000 and $46,000 of licensing revenue for the 13 and 26 weeks ended July 1, 2001, respectively, from restaurant sales to franchise and licensing revenue to conform to the presentation for the 13 and 26 weeks ended June 30, 2002, respectively.

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

RUBIO’S RESTAURANTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED (continued)

2. ASSET IMPAIRMENT AND STORE CLOSURE EXPENSE (continued)

     Asset impairment and store closure expenses are estimates that the Company has recorded based on reasonable assumptions related to these restaurant locations at a point in time. The conditions regarding these locations may change in the future and could be materially affected by factors such as the Company’s ability to maintain or improve sales levels, the Company’s ability to secure subleases, the Company’s success at negotiating early termination agreements with lessors, the general health of the economy and resultant demand for commercial property. Amounts recorded may not be sufficient and adjustments may be necessary.

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

     The changes in the store closure reserve during the 26 weeks ended June 30, 2002 were as follows (in thousands):

	Reserve		Reserve
	Balance at		Balance at
	December 30,		June 30,
	2001	Net Usage	2002

Reserve for stores closed in 2001	$2,800	$(606)	$2,194
Reserve for stores to be closed	1,150	(4)	1,146
Severance and other costs	527	(211)	316

Total store closure reserve	4,477	$(821)	3,656

Less: current portion	(1,496)		(1,280)

Non-current	$2,981		$2,376

     In addition, the Company has decided to pursue a franchising effort on 13 selected Company-owned locations in certain regions. On April 15, 2002, the Company completed the sale of four of its Company-owned stores in the Las Vegas, Nevada market to a franchisee. There was no gain or loss on the sale of the stores as they had been written down to their estimated fair value less costs to sell as part of the 2001 fiscal year impairment write-down. Although the leases for those locations were assigned as part of the franchise arrangements, the Company remains contingently liable under those leases. The Company is also actively marketing its stores in Salt Lake City, Utah, Denver, Colorado and Tucson, Arizona for sale to qualified franchisees. During the 26 weeks ending June 30, 2002, there have been no significant changes to the estimates used to determine the reserve balances.

RUBIO’S RESTAURANTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED (continued)

3. BALANCE SHEET DETAILS as of June 30, 2002 and December 30, 2001, respectively (in thousands):

	2002	2001

OTHER RECEIVABLES:
Tenant improvement receivables	$175	$274
Other	340	399

Total	$515	$673

INVESTMENTS:
Corporate bonds	$1,623	$505
Municipal bonds	371	173
Tax-free municipals	—	900
Mortgage and asset-backed securities	—	91

	1,994	1,669
Less: current portion	(1,994)	(1,302)

Non-current	$—	$367

PROPERTY — at cost:
Building and leasehold improvements	$27,769	$26,643
Equipment and furniture	24,422	23,586
Construction in process and related costs	190	885

	52,381	51,114
Less: accumulated depreciation and amortization	(17,501)	(15,203)

Total	$34,880	$35,911

ACCRUED EXPENSES AND OTHER LIABILITIES:
Compensation	$1,383	$1,178
Sales taxes	720	807
Vacation pay	547	585
Workers compensation	506	293
Other	1,059	771

Total	$4,215	$3,634

RUBIO’S RESTAURANTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED (continued)

4. CREDIT FACILITIES

     REVOLVING LINE OF CREDIT — As of June 30, 2002 and December 30, 2001, the Company had available $10.4 million of a $12 million revolving line of credit with a maturity date of July 2004. The credit line bears interest based on certain leverage ratios and ranges from the lower of a bank reference rate plus 1% – 2%, or an adjusted London Interbank Offered Rate plus 2.5% – 3.5% per annum (4.38% as of June 30, 2002). The Company pays a commitment fee on the unused portion of the line of credit. As of June 30, 2002 and December 30, 2001, the Company had borrowings of $1.0 million on the line of credit and $0.6 million assigned to a standby letter of credit, related to the Company’s workers compensation insurance policy, that matures in October 2002.

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

5. COMMITMENTS AND CONTINGENCIES

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

RUBIO’S RESTAURANTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED (continued)

6. EARNINGS PER SHARE

     A reconciliation of basic and diluted earnings per share in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings Per Share,” is as follows (in thousands, except per share data):

	13 Weeks Ended		26 Weeks Ended

	June 30,	July 1,	June 30,	July 1,
	2002	2001	2002	2001

Numerator
Basic:
Net income attributable to common stockholders	$1,128	$798	$1,555	$644

Diluted:
Net income attributable to common stockholders	$1,128	$798	$1,555	$644

Denominator
Basic:
Weighted average common shares outstanding	8,998	8,922	8,982	8,917
Diluted:
Effect of dilutive securities:
Common stock options	187	80	144	81

Total weighted average common and potential common shares outstanding	9,185	9,002	9,126	8,998

Earnings per share:
Basic	$0.13	$0.09	$0.17	$0.07

Diluted	$0.12	$0.09	$0.17	$0.07

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This quarterly report on Form 10-Q may contain predictions, projections, estimates and other forward-looking statements that involve a number of risks and uncertainties, including without limitation, those discussed below under “Risk Factors.” While this outlook represents our current judgment on the future direction of the business, such risks and uncertainties could cause actual results to differ materially from any future performance suggested below. We undertake no obligation to release publicly the results of any revisions to these forward-looking statements to reflect events or circumstances arising after the date of this quarterly report. The cautionary statements made in this discussion and analysis should be read as applying to all related forward-looking statements wherever they appear in this 10-Q.

OVERVIEW

     We opened our first restaurant under the name “Rubio’s, Home of the Fish Taco” in 1983. We position our restaurants in the high-quality, quick-service Mexican food segment of the restaurant industry. Our business strategy is to become the leading brand in this industry segment nationwide.

     Rubio’s Restaurants, Inc. was incorporated in California in 1985 and reincorporated in Delaware in 1997. In May 1999, we completed our initial public offering. In late 2000 and early 2001, we started a franchise program by entering into agreements with two franchisee groups. These two agreements represent commitments to open 14 units, of which three units were open as of August 1, 2002. On April 15, 2002, we completed the sale of four company-owned stores in the Las Vegas, Nevada market to a new franchisee. We opened five stores during the first quarter of 2002. We also closed one underperforming store in Arizona on February 8, 2002. We plan to close one other location in Southern California by the end of fiscal 2002. Our current expansion plan calls for us to open approximately nine company-owned restaurants and our franchisees to open one restaurant in fiscal year 2002. We also decided to actively pursue several franchise groups in an effort to sell the remaining company-owned locations in Colorado and Utah. We will continue to focus our efforts on building our presence in our core markets in California and Arizona.

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

     On June 14, 2002, we entered into a one-year consulting agreement with Jack Goodall, a non-employee member of our Board of Directors. Under the consulting agreement, Mr. Goodall advises and consults with our President and Chief Executive Officer on various issues including marketing review, real estate review and other strategic corporate initiatives as identified by our Board of Directors. In consideration for his services and in lieu of cash compensation, Mr. Goodall received a non-statutory stock option to purchase an aggregate of 50,000 registered shares of our common stock pursuant to our 1999 Stock Incentive Plan. The option is fully vested and immediately exercisable and expires on June 14, 2004. The Board of Directors, with Mr. Goodall recusing himself, approved the consulting agreement and the option.

CRITICAL ACCOUNTING POLICIES

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make assumptions and estimates that can have a material impact on a company’s financial condition and results. Critical accounting policies are those that are most important to the portrayal of a company’s financial condition and results, and that require management’s most difficult, subjective or complex judgements, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. A summary of our critical accounting policies is set forth in our annual report on Form 10-K for the fiscal year ended December 30, 2001 under the caption “Critical Accounting Policies.”

RESULTS OF OPERATIONS

     All comparisons under this heading between 2002 and 2001 refer to the 13-week period ended June 30, 2002 and the 13-week period ended July 1, 2001, respectively, unless otherwise indicated.

     Our operating results, expressed as a percentage of revenue, were as follows:

	13 Weeks Ended

	June 30,	July 1,
	2002	2001

Revenue (1)	100.0%	100.0%
Costs and expenses:
Cost of sales	27.0	27.3
Restaurant labor, occupancy and other	54.5	54.9
General and administrative expenses (2)	8.1	8.7
Depreciation and amortization	4.3	4.5
Pre-opening expenses	—	0.3
Loss on disposal/sale of property	—	—

Operating income	6.1	4.3
Other (expense) income:
Interest income, net	—	0.2

Income before income taxes	6.1	4.5
Income tax expense	2.4	1.8

Net income	3.7%	2.7%

(1)	Includes $94,000 and $63,000 in franchise and licensing revenue for the 13 weeks ended June 30, 2002 and July 1, 2001, respectively.

(2)	Includes $129,000 and $130,000 in franchise expense for the 13 weeks ended June 30, 2002 and July 1, 2001, respectively.

13 WEEKS ENDED JUNE 30, 2002 COMPARED TO THE 13 WEEKS ENDED JULY 1, 2001

     Results of operations reflect 13 weeks of operations for 134 restaurants and a partial period of operations for four restaurants for the 13 weeks ended June 30, 2002. Results of operations also reflect 13 weeks of operations for 130 restaurants and a partial period of operations for five restaurants for the 13 weeks ended July 1, 2001.

     REVENUE. Revenue increased $1.8 million or 6.2%, to $30.7 million for the 13 weeks ended June 30, 2002 from $28.9 million for the 13 weeks ended July 1, 2001. The increase in 2002 was primarily due to sales of $1.4 million from our five 2002 store openings, a $2.1 million increase in sales generated by a full quarter of operations from units opened in 2001 that were not yet in our comparable unit base, an increase in comparable store sales of $0.2 million or 0.9%, a $0.1 million increase in franchising and licensing revenue, offset by a decrease of $1.4 million in sales at the 12 stores that have been closed and $0.6 million for the four stores sold to a franchisee. Units enter the comparable store base after 15 full months of operation. The increase in comparable store sales was primarily due to a 2.2% increase in average check, offset by a 1.3% decrease in transactions. The increase in comparable store sales is due primarily to the success of the company-wide fajita promotion, followed by the crispy shrimp taco promotion in San Diego, Los Angeles and Orange Counties in California.

     COST OF SALES. Cost of sales as a percentage of revenue decreased to 27.0% in the 13 weeks ended June 30, 2002 from 27.3% in the 13 weeks ended July 1, 2001. The decrease was primarily due to the elimination of certain discounts, (0.3%), and enhanced operational controls, (0.6%), partially offset by an increase in produce prices, (0.6%).

     RESTAURANT LABOR, OCCUPANCY AND OTHER. Restaurant labor, occupancy, and other decreased as a percentage of revenue to 54.5% for the 13 weeks ended June 30, 2002 from 54.9% in the 13 weeks ended July 1, 2001. The decrease as a percentage of revenue is due in part to a decrease in total direct and related labor costs of approximately 1.4%. These labor decreases were primarily due to the closure of under-performing stores, (0.9%), combined with improved operational efficiencies, (0.5%). The 1.4% labor cost decrease was offset by 0.7% increase in advertising and a 0.3% increase in menu upgrade and concept repositioning costs.

     GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses of $2.5 million for the 13 weeks ended June 30, 2002 were consistent with the 13 weeks ended July 1, 2001. As a percentage of revenue, general and administrative expenses decreased to 8.1% for the 13 weeks ended June 30, 2002 from 8.7% for the 13 weeks ended July 1, 2001. The decrease as a percentage of sales was primarily due to the leveraging of our expanding revenue base.

     DEPRECIATION AND AMORTIZATION. Depreciation and amortization expenses of $1.3 million in the 13 weeks ended June 30, 2002 were essentially flat to $1.3 million in the 13 weeks ended July 1, 2001. As a percentage of restaurant sales, depreciation and amortization decreased to 4.3% for the 13 weeks ended June 30, 2002 from 4.5% for the 13 weeks ended July 1, 2001.

     PRE-OPENING EXPENSES. Pre-opening expenses decreased to $3,000 for the 13 weeks ended June 30, 2002 from $93,000 for the 13 weeks ended July 1, 2001. The decrease was due to no new stores opening during the 13 weeks ended June 30, 2002.

     INTEREST INCOME, NET. Net interest income (expense) fluctuated to $(8,000) for the 13 weeks ended June 30, 2002 from $48,000 in net interest income for the 13 weeks ended July 1, 2001, primarily due to interest expense incurred by our borrowing on the credit line in July 2001 and the reduction in interest rates paid on our investments. Interest income decreased to $24,000 for the 13 weeks ended June 30, 2002 from $70,000 for the 13 weeks ended June 1, 2001 primarily due to lower interest rates paid on our investments.

     INCOME TAXES. The provision for income taxes for the 13 weeks ended June 30, 2002 and 13 weeks ended July 1, 2001 is based on the approximate annual effective tax rate of 40% applied to the respective period’s pretax book income. The 40% tax rate applied to the 13 weeks ended June 30, 2002 comprises the federal and state statutory rates based on the estimated annual effective rate on pre-tax income of $1,880,000. The 40% tax rate applied to the 13 weeks ended July 1, 2001 comprises the federal and state statutory rates based on the estimated annual effective rate on pre-tax income of $1,330,000.

     All comparisons in the following section refer to the 26-week period ended June 30, 2002 and the 26-week period ended July 1, 2001, respectively, unless otherwise indicated.

     Our operating results, expressed as a percentage of revenue, were as follows:

	26 Weeks Ended

	June 30,	July 1,
	2002	2001

Revenue (1)	100.0%	100.0%
Costs and expenses:
Cost of sales	27.4	27.7
Restaurant labor, occupancy and other	55.3	56.3
General and administrative expenses (2)	8.6	9.4
Depreciation and amortization	4.3	4.6
Pre-opening expenses	0.1	0.4
Loss on disposal/sale of property	—	—

Operating income	4.3	1.6
Other income (expense):
Interest income, net	—	0.2

Income before income taxes	4.3	1.8
Income tax expense	1.7	0.7

Net income	2.6%	1.1%

(1)	Includes $129,000 and $111,000 in franchise and licensing revenue for the 26 weeks ended June 30, 2002 and July 1, 2001, respectively.

(2)	Includes $213,000 and $218,000 in franchise expense for the 26 weeks ended June 30, 2002 and July 1, 2001, respectively.

26 WEEKS ENDED JUNE 30, 2002 COMPARED TO THE 26 WEEKS ENDED JULY 1, 2001

     Results of operations reflect 26 weeks of operations for 129 restaurants and partial period operations for ten restaurants for the 26 weeks ended June 30, 2002. Results of operations also reflect 26 weeks of operations for 126 restaurants and a partial period of operations for nine restaurants for the 26 weeks ended July 1, 2001.

     REVENUE. Revenue increased $5.1 million or 9.2%, to $60.6 million for the 26 weeks ended June 30, 2002 from $55.5 million for the 26 weeks ended July 1, 2001. The increase in 2002 was primarily due to sales of $2.3 million from our five 2002 store openings, $5.3 million in sales generated by a full six months of operations from units opened in 2001 and 2000 that were not yet in our comparable unit base, an increase in comparable store sales of $0.7 million or 1.4%, offset by a decrease of $2.6 million in sales from the 12 stores that have been closed and $0.6 million for the four stores sold to a franchisee. Units enter the comparable store base after 15 full months of operation. The increase in comparable store sales was primarily due to a 1.0% increase in the average check amount and a 0.3% increase in transactions.

     COST OF SALES. Cost of sales as a percentage of revenue decreased to 27.4% in the 26 weeks ended June 30, 2002 from 27.7% in the 26 weeks ended July 1, 2001. The decrease was primarily due to the elimination of certain discounts, (0.4%), and enhanced operational controls, (0.3%), partially offset by an increase in produce prices, (0.4%).

     RESTAURANT LABOR, OCCUPANCY AND OTHER. Restaurant labor, occupancy, and other decreased as a percentage of revenue to 55.3% for the 26 weeks ended June 30, 2002 from 56.3% in the 26 weeks ended July 1, 2001. The decrease as a percentage of sales is due in part to a decrease in total direct and related labor costs of approximately 1.5%. These labor decreases were primarily due to the closure of under-performing stores combined with improved operational efficiencies. In addition, unit operating expenses were 0.3% lower than last year primarily due to lower utility costs. Partially offsetting the decreases in labor and unit operating expenses was a 0.4% increase in advertising costs and 0.3% in costs related to our concept repositioning project.

     GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses of $5.2 million for the 26 weeks ended June 30, 2002 were essentially flat to $5.2 million for the 26 weeks ended July 1, 2001. As a percentage of restaurant sales, general and administrative expenses decreased to 8.6% for the 26 weeks ended June 30, 2002 from 9.4% for the 26 weeks ended July 1, 2001. The decrease as a percentage of sales was primarily due to the leveraging of our expanding revenue base.

     DEPRECIATION AND AMORTIZATION. Depreciation and amortization expenses increased to $2.6 million in the 26 weeks ended June 30, 2002 from $2.5 million in the 26 weeks ended July 1, 2001. The net $0.1 million increase was primarily due to the additional depreciation on the 9 new units opened during the last six months of 2001 and the 5 new units opened during 2002, offset by the reduction in depreciation from the stores closed or impaired in 2001. As a percentage of revenue, depreciation and amortization decreased to 4.3% for the 26 weeks ended June 30, 2002 from 4.6% for the 26 weeks ended July 1, 2001.

     PRE-OPENING EXPENSES. Pre-opening expenses decreased to $93,000 for the 26 weeks ended June 30, 2002 from $234,000 for the 26 weeks ended July 1, 2001. The decrease was due in part to opening four less units in the first six months of 2002 versus 2001. The average pre-opening cost per new unit opening decreased from approximately $26,000 per new unit in the prior year to approximately $19,000 per new unit in the current year due to opening more locations in mature markets in 2002 than in 2001. New markets traditionally require higher pre-opening costs than mature markets due to the lack of leveraging an existing region’s resources.

     INTEREST INCOME, NET. Net interest income (expense) decreased to $(8,000) for the 26 weeks ended June 30, 2002 from $147,000 in net interest income for the 26 weeks ended July 1, 2001. Interest income decreased to $56,000 for the 26 weeks ended June 30, 2002 from $188,000 for the 26 weeks ended July 1, 2001. The decrease is primarily due to reduced interest rates paid on investments. Interest expense increased to $64,000 in the current year from $41,000 in the same prior year period due to interest expense incurred by our borrowing on the credit line in July 2001.

     INCOME TAXES. The provision for income taxes for the 26 weeks ended June 30, 2002 and 26 weeks ended July 1, 2001 is based on the approximate annual effective tax rate of 40% applied to the respective period’s pretax book income. The 40% tax rate applied to the 26 weeks ended June 30, 2002 comprises the federal and state statutory rates based on the estimated annual effective rate on pre-tax income of $2,591,000. The 40% tax rate applied to the 26 weeks ended July 1, 2001 comprises the federal and state statutory rates based on the estimated annual effective rate on pre-tax income of $1,073,000.

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

     DEFERRED TAX ASSETS

     The Company utilizes Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, which requires the recognition of deferred income tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements and income tax returns. Under this method, deferred income taxes are recorded based on current income tax rates applied to differences between the financial statement and tax basis of assets and liabilities, as well as the effects of operating loss carryforwards and income tax credits. Valuation allowances are established, when necessary, to reduce deferred income tax assets to the amount expected to be realized. Management must make estimates and judgments on future taxable income, considering feasible tax planning strategies and taking into account existing facts and circumstances, to determine the proper valuation allowance. The Company does not believe a valuation allowance is necessary at June 30, 2002. The provision for income taxes represents the income tax payable for the period and the change during the period in deferred income tax assets and liabilities. For the 26 weeks ended June 30, 2002, the Company’s income tax provision of $1,036,000 consisted of a reduction in deferred income taxes of $896,000 and an increase in income taxes payable of $140,000.

     LIQUIDITY AND CAPITAL RESOURCES

     We have funded our capital requirements in recent years through the public sale of equity securities, cash flow from operations and bank debt. We generated $4.3 million in cash flow from operating activities for the 26 weeks ended June 30, 2002 and $3.0 million for the 26 weeks ended July 1, 2001.

     Net cash used by investing activities was $1.9 million for the 26 weeks ended June 30, 2002 compared to net cash used by investing activities of $1.1 million for the 26 weeks ended July 1, 2001. Net cash used by investing activities for the 26 weeks ended June 30, 2002 included $1.9 million in capital expenditures, where net cash used by investing activities for the 26 weeks ended July 1, 2001 consisted of $5.3 million of capital expenditures offset by a net $3.7 million provided by the sale, purchases and maturities of investments.

     Net cash provided by financing activities was $218,000 for the 26 weeks ended June 30, 2002 compared to net cash provided of $45,000 for the 26 weeks ended July 1, 2001. Financing activities in both quarters consisted of proceeds from the exercise of common stock options.

     As of June 30, 2002, we had available $10.4 million of a $12.0 million revolving line of credit agreement with a financial institution that matures in July 2004. On July 25, 2001, we drew $1.0 million on the line of credit. As of June 30, 2002, our outstanding principal balance under this agreement was $1.0 million and we had $0.6 million assigned to a standby letter of credit that matures in October 2002. Interest on the revolving line of credit is calculated on the lower of either a bank reference rate plus 1% – 2%, or on an adjusted London Interbank Offered Rate plus 2.5% – 3.5% per annum.

     Our funds are principally used for the development and opening of new units. We incurred $1.9 million in capital expenditures during the 26 weeks ended June 30, 2002, of which $1.3 million was for newly opened units, $0.4 million for existing locations and $0.2 million for corporate and information technology expenditures. During the 26 weeks ended July 1, 2001, we incurred $5.3 million in capital expenditures, of which $3.6 million was for new unit openings, $0.2 million for future openings, $0.9 million for remodels and point of sale system upgrades, $0.5 million for existing locations and $0.1 million for corporate and information technology expenditures.

     We currently expect total capital expenditures in 2002 to be approximately $6.2 million, of which approximately $3.6 million is forecasted for the opening of new restaurants, $1.5 million to implement the concept repositioning, $0.7 million for existing stores and $0.4 million for corporate, information technology and other. We currently plan to open approximately nine units in 2002 and a minimum of ten units in 2003. We currently expect that future locations will generally cost between $425,000 and $500,000 per unit, net of landlord allowances and excluding pre-opening expenses. Some units may exceed this range due to the area in which they are built and the specific requirements of the project. Pre-opening expenses are expected to average between $19,000 and $25,000 per restaurant.

     The Company is undertaking a number of projects in 2002 and carrying over into 2003 that are designed to potentially improve sales. Certain of these projects, including proposed new store design, a potential retrofit design that can be incorporated into existing restaurants, signage changes, and new menu items, bigger portions, the addition of some value priced menu items, additional salsa bar choices, and new product packaging could require a significant amount of capital. These projects may require that certain existing assets be disposed of as a result of these projects. The Company is unable to estimate the capital requirements for these projects or the potential asset disposals until certain project tests are complete and rollout schedules are determined.

     We believe that anticipated cash flow from operations combined with funds anticipated to be available from our $12.0 million credit facility and our cash and investments balance of $9.3 million as of June 30, 2002 will be sufficient to satisfy our working capital and capital expenditure requirements for at least the next 12 months. Changes in our operating plans, changes in our expansion plans, lower than anticipated sales, our ability to meet the financial covenants of our credit facility, increased expenses, potential acquisitions or other events may cause us to seek additional financing sooner than anticipated. Additional financing may not be available on acceptable terms, or at all. Failure to obtain additional financing as needed could have a material adverse effect on our business and results of operations.

     RELATED PARTY TRANSACTION

     On June 14, 2002, we entered into a one-year consulting agreement with Jack Goodall, a non-employee member of our Board of Directors. Under the consulting agreement, Mr. Goodall advises and consults with our President and Chief Executive Officer on various issues including marketing review, real estate review and other strategic corporate initiatives as identified by our Board of Directors. In consideration for his services and in lieu of cash compensation, Mr. Goodall received a non-statutory stock option to purchase an aggregate of 50,000 registered shares of our common stock pursuant to our 1999 Stock Incentive Plan. The option is fully vested and immediately exercisable and expires on June 14, 2004. The Board of Directors, with Mr. Goodall recusing himself, approved the consulting agreement and the option.

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

     Our expected sales levels and earnings rely heavily on the acceptability and quality of the products we serve. If any variances are experienced with respect to the recognition of our brand, the acceptableness of our promotions, or the ability to manage our ongoing operations as well as the ability to absorb unexpected costs, we could fall short of our revenue and earnings expectations. Factors that could have a significant impact on earnings include:

•	labor costs for our hourly and management personnel, including increases in federal or state minimum wage requirements;

•	fluctuations in food and beverage costs, particularly the cost of chicken, beef, fish, cheese and produce;

•	costs related to our leases;

•	timing of new restaurant openings and related expenses;

•	the amount of sales contributed by new and existing restaurants;

•	our ability to achieve and sustain profitability on a quarterly or annual basis;

•	the ability for our marketing initiatives and earnings improvement projects to increase sales;

•	consumer confidence;

•	changes in consumer preferences;

•	the level of competition from existing or new competitors in the quick-service restaurant industry;

•	impact of weather on revenues and costs of food;

•	insurance and utility costs; and

•	general economic conditions.

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

WE CONTINUE TO PURSUE A FRANCHISE STRATEGY. WE MAY BE UNSUCCESSFUL IN FULLY EXECUTING THIS PROGRAM.

     We started a franchise program by entering into agreements with two franchisee groups in late 2000 and early 2001. These two agreements represent commitments to open 14 units. As of August 1, 2002, three franchisee restaurants are open under these two agreements. In addition, on April 15, 2002, we completed the sale of four company-owned stores in the Las Vegas, Nevada market to a new franchisee. Restaurant companies typically rely on franchise revenues as a significant source of revenues and potential for growth. Our inability to successfully execute our franchising program could adversely affect our business and results of operations. The opening and success of franchised restaurants is dependent on a number of factors, including availability of suitable sites, negotiations of acceptable lease or purchase terms for new locations, permitting and government regulatory compliance and the ability to meet construction schedules. The franchisees may not have all of the business abilities or access to financial resources necessary to open our restaurants or to successfully develop or operate our restaurants in their franchise areas in a manner consistent with our standards.

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

IF WE ARE NOT ABLE TO SUCCESSFULLY PURSUE OUR EXPANSION STRATEGY, OUR BUSINESS AND RESULTS OF OPERATIONS MAY BE ADVERSELY IMPACTED.

     We currently plan to open approximately nine company-owned restaurants in 2002, five of which have been opened as of August 1, 2002. Three of the nine planned 2002 openings are outside Southern California. Our ability to successfully achieve our expansion strategy will depend on a variety of factors, many of which are beyond our control.

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

     As of August 1, 2002 all but six of our existing restaurants are located in the southwest region of the United States. Accordingly, we are susceptible to fluctuations in our business caused by adverse economic or other conditions in this region, including natural or other disasters. Our significant investment in, and long-term commitment to, each of our units limits our ability to respond quickly or effectively to changes in local competitive conditions or other changes that could affect our operations. In addition, some of our competitors have many more units than we do. Consequently, adverse economic or other conditions in a region, a decline in the profitability of several existing units or the introduction of several unsuccessful new units in a geographic area could have a more significant effect on our results of operations than would be the case for a company with a larger number of restaurants or with more geographically dispersed restaurants.

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

OUR FAILURE OR INABILITY TO ENFORCE OUR CURRENT AND FUTURE TRADEMARKS AND TRADE NAMES COULD ADVERSELY AFFECT OUR EFFORTS TO ESTABLISH BRAND EQUITY.

     Our ability to successfully expand our concept will depend on our ability to establish and maintain “brand equity” through the use of our current and future trademarks, service marks, trade dress and other proprietary intellectual property, including our name and logos. We currently hold four trademarks and have 12 service marks relating to our brand. Some or all of the rights in our intellectual property may not be enforceable, even if registered, against any prior users of similar intellectual property or our competitors who seek to utilize similar intellectual property in areas where we operate or intend to conduct operations. If we fail to enforce any of our intellectual property rights, we may be unable to capitalize on our efforts to establish brand equity. It is also possible that we will encounter claims from prior users of similar intellectual property in areas where we operate or intend to conduct operations. Claims from prior users could limit our operations and possibly cause us to incur costs through the payment of damages, licensing fees to a prior user or registrant of similar intellectual property, or attorneys’ fees or other legal costs as well.

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

THE INTERESTS OF OUR CONTROLLING STOCKHOLDERS MAY CONFLICT WITH YOUR INTERESTS.

     As of August 1, 2002, the executive officers, directors and entities affiliated with them, in the aggregate, beneficially own approximately 32.2% of our outstanding common stock. These stockholders are able to exercise control over all matters requiring approval by our stockholders, including the election of directors and approval of significant corporate transactions. This concentration of ownership may also have the effect of delaying or preventing a change in control of our company.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Our market risk exposures are related to our cash, cash equivalents and investments. We invest our excess cash in highly liquid short-term investments primarily with maturities of less than one year. The portfolio consists primarily of corporate bonds and municipal bonds. As of June 30, 2002, we have no investments that have maturities in excess of one year. These investments are not held for trading or other speculative purposes. Changes in interest rates affect the investment income we earn on our investments and, therefore, impact our cash flows and results of operations. Due to the types of investment and debt instruments the Company has, a 10% change in period-end interest rates or a hypothetical 100 basis point adverse move in interest rates would not have a significant negative affect on our financial results.

     As of June 30, 2002, we had available $10.4 million of a total $12.0 million revolving line of credit with a maturity date of July 2004. As of June 30, 2002, we have $1.0 million borrowed against this facility and $0.6 million assigned to a standby letter of credit related to our workers’ compensation insurance policy that matures in October 2002. Interest on the revolving line of credit is calculated on the lower of either a bank reference rate plus 1% – 2%, or on an adjusted London Interbank Offered Rate plus 2.5% – 3.5%, per annum (4.38% as of June 30, 2002). We also pay a commitment fee on the unused portion of the line of credit. Should we make additional draws on this line in the future, changes in interest rates would affect the interest expense on these loans and, therefore, impact our cash flows and results of operations.

     Many of the food products purchased by us are affected by changes in weather, production, availability, seasonality and other factors outside our control. In an effort to control some of this risk, we have entered into some fixed price purchase commitments with terms of less than one year. In addition, we believe that almost all of our food and supplies are available from several sources, which helps to control food commodity risks.

PART II — OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

Not applicable

Item 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

(a)	Not applicable

(b)	Not applicable

(c)	Not applicable

(d)	We currently have approximately $2.0 million remaining from our initial public offering in May 1999 as well as an additional $7.3 million of cash and cash equivalents generated from previous private placements and operating cash flows. The use of proceeds during this reporting period has conformed to our intended use outlined in our initial public offering prospectus.

Item 3. DEFAULTS UPON SENIOR SECURITIES

     Not applicable

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Company’s annual meeting of stockholders held on June 5, 2002, the stockholders voted on the following matters:

(1)	Election of one director to serve for a three-year term ending upon the 2005 annual meeting of stockholders. The director was elected as follows:

Nominee	Votes For	Votes Withheld	Broker Non-Vote

Craig S. Andrews	8,524,635	18,858	—

(2)	Approval of an amendment to our 1999 Stock Incentive Plan to increase the number of shares of our common stock authorized for issuance under our 1999 plan by an additional 300,000 shares to 2,224,608.

Votes For	Votes Against	Votes Abstain	Broker Non-Vote

8,383,993	131,649	27,781	—

(3)	Ratification of the selection of Deloitte & Touche LLP as our independent auditors for the fiscal year ending December 29, 2002.

Votes For	Votes Against	Votes Abstain	Broker Non-Vote

8,351,272	183,522	8,699	—

Item 5. OTHER INFORMATION

     Not applicable

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

a)	3.1		(1)	Second Amended and Restated Certificate of Incorporation (Exhibit 3.2)

	3.2		(1)	Restated Bylaws (Exhibit 3.4)

	3.3		(2)	Certificate of Amendment to Bylaws (Exhibit 3.4)

	10.1	*		Amendment dated June 21, 2002, to Agreement between us and Coca-Cola USA Fountain dated March 6, 1998.

	10.2			Consulting Agreement between us and Jack W. Goodall dated June 14, 2002

	10.3			1999 Stock Incentive Plan, as amended

	99.1			Certification under Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the above noted exhibit to our registration statement on Form S-1 (333-75087) filed with the SEC on March 26, 1999, as amended.

(2)	Incorporated by reference to the above noted exhibit to our annual report on Form 10-K filed with the SEC on April 1, 2002.

*	Certain confidential portions of this Exhibit were omitted by means of marking such portions with an asterisk (the “Mark”). This Exhibit has been filed separately with the Secretary of the Commission without the Mark pursuant to the Company’s Application Requesting Confidential Treatment under Rule 24b-2 of the Securities Exchange Act of 1934.

     b) Reports on Form 8-K:

          None

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 14, 2002	RUBIO’S RESTAURANTS, INC.

/s/ IRA FILS Ira Fils Chief Financial Officer (Principal Financial and Accounting Officer)