Form 10-Q
period 2002-09-29
RUBIOS RESTAURANTS INC
filed 2002-11-13
CIK 1082423

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 29, 2002

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

(1) Yes [X]    No [   ]

(2) Yes [X]    No [   ]

As of October 31, 2002 there were 9,052,358 shares of the Registrant’s common stock, par value $0.001 per share, outstanding.

RUBIO’S RESTAURANTS, INC.

		Page

PART I	FINANCIAL INFORMATION
Item 1.	Financial Statements
	Consolidated Balance Sheets at September 29, 2002 (unaudited) and December 30, 2001	3
	Consolidated Statements of Operations (unaudited) for the thirteen weeks ended September 29, 2002 and September 30, 2001 and the thirty-nine weeks ended September 29, 2002 and September 30, 2001	4
	Consolidated Statements of Cash Flows (unaudited) for the thirty-nine weeks ended September 29, 2002 and September 30, 2001	5
	Notes to Consolidated Financial Statements (unaudited)	6
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	12
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	27
Item 4.	Controls and Procedures	27
PART II.	OTHER INFORMATION
Item 1.	Legal Proceedings	28
Item 2.	Changes in Securities and Use of Proceeds	28
Item 3.	Defaults Upon Senior Securities	28
Item 4.	Submission of Matters to a Vote of Security Holders	28
Item 5.	Other Information	28
Item 6.	Exhibits and Reports on Form 8-K	28
	Signatures	30

PART I — FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS

RUBIO’S RESTAURANTS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	September 29,	December 30,
	2002	2001

	(unaudited)	(see Note)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$11,420	$4,710
Short-term investments	1,292	1,302
Income taxes receivable	—	798
Other receivables	645	673
Inventory	1,429	1,453
Prepaid expenses	838	736

Total current assets	15,624	9,672
INVESTMENTS	—	367
PROPERTY — NET	34,662	35,911
OTHER ASSETS	288	353
DEFERRED INCOME TAXES	2,831	4,346

TOTAL	$53,405	$50,649

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$2,720	$3,005
Accrued expenses and other liabilities	4,278	3,634
Store closure reserve	872	1,496
Line of credit	1,000	1,000
Income taxes payable	529	—
Deferred income taxes	213	214

Total current liabilities	9,612	9,349
STORE CLOSURE RESERVE	1,707	2,981
DEFERRED RENT	1,878	1,608
DEFERRED INCOME	36	—
DEFERRED FRANCHISE REVENUE	56	87

Total liabilities	13,289	14,025

COMMITMENTS AND CONTINGENCIES (NOTE 5)
STOCKHOLDERS’ EQUITY:
Preferred stock, $.001 par value, 5,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $.001 par value, 75,000,000 shares authorized, 9,052,258 issued and outstanding in 2002, and 8,922,786 issued and outstanding in 2001	9	9
Paid-in capital	41,819	41,441
Deferred compensation	459	217
Accumulated other comprehensive income	7	6
Accumulated deficit	(2,178)	(5,049)

Total stockholders’ equity	40,116	36,624

TOTAL	$53,405	$50,649

Note: The balance sheet as of December 30, 2001 is derived from audited consolidated financial statements and is in accordance with accounting principles generally accepted in the United States of America. Entire notes for the audited period are not included in this report.

See notes to consolidated financial statements-unaudited.

RUBIO’S RESTAURANTS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS — UNAUDITED
(In thousands, except per share data)

	13 Weeks Ended		39 Weeks Ended

	September 29, 2002	September 30, 2001	September 29, 2002	September 30, 2001

REVENUE:
Restaurant sales	$30,730	$29,998	$91,180	$85,377
Franchise and licensing revenue	69	39	198	150

TOTAL REVENUE	30,799	30,037	91,378	85,527

COSTS AND EXPENSES:
Cost of sales	8,214	8,345	24,793	23,702
Restaurant labor, occupancy and other	17,194	16,502	50,675	47,728
General and administrative expenses	2,281	2,554	7,470	7,772
Depreciation and amortization	1,288	1,362	3,887	3,890
Pre-opening expenses	21	112	114	346
Asset impairment and store closure expense (reversal)	(523)	6,310	(523)	6,310
Net loss on disposal/sale of property	122	6	161	6

TOTAL COSTS AND EXPENSES	28,597	35,191	86,577	89,754

OPERATING INCOME (LOSS)	2,202	(5,154)	4,801	(4,227)

OTHER (EXPENSE) INCOME:
Interest and investment income	24	58	80	246
Interest expense	(32)	(33)	(96)	(75)

OTHER (EXPENSE) INCOME —NET	(8)	25	(16)	171

INCOME (LOSS) BEFORE INCOME TAXES	2,194	(5,129)	4,785	(4,056)
INCOME TAX EXPENSE (BENEFIT)	878	(2,052)	1,914	(1,622)

NET INCOME (LOSS)	$1,316	$(3,077)	$2,871	$(2,434)

NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS:
Basic	$1,316	$(3,077)	$2,871	$(2,434)

Diluted	$1,316	$(3,077)	$2,871	$(2,434)

NET INCOME (LOSS) PER SHARE:
Basic	$0.15	$(0.34)	$0.32	$(0.27)

Diluted	$0.14	$(0.34)	$0.31	$(0.27)

SHARES USED IN CALCULATING NET INCOME (LOSS) PER SHARE:
Basic	9,049	8,923	9,005	8,919

Diluted	9,177	8,923	9,143	8,919

See notes to consolidated financial statements-unaudited.

RUBIO’S RESTAURANTS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS — UNAUDITED
(In thousands)

	39 Weeks Ended

	September 29, 2002	September 30, 2001

OPERATING ACTIVITIES:
Net income (loss)	$2,871	$(2,434)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	3,887	3,890
Deferred compensation	242	37
Asset impairment and store closure expense (reversal)	(523)	6,310
Net loss on disposal/sale of property	161	6
Changes in assets and liabilities:
Income taxes receivable/payable	1,327	1,153
Other receivables	28	144
Inventory	24	424
Prepaid expenses	(102)	(311)
Other assets	65	62
Deferred income taxes	1,514	(2,520)
Accounts payable	(285)	(1,683)
Accrued expenses and other liabilities	644	783
Store closure reserve	(1,375)	—
Deferred rent	270	221
Deferred income	36	—
Deferred franchise revenue	(31)	(34)

Cash provided by operating activities	8,753	6,048

INVESTING ACTIVITIES:
Purchases of property	(3,110)	(7,855)
Proceeds from sales of property	311	644
Purchases of investments	(2,102)	(12,514)
Sales and maturities of investments	2,480	15,852

Cash used in investing activities	(2,421)	(3,873)

FINANCING ACTIVITIES:
Proceeds from exercise of common stock options	378	46
Proceeds from borrowings on line of credit	—	1,000

Cash provided by financing activities	378	1,046

INCREASE IN CASH AND CASH EQUIVALENTS	6,710	3,221
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	4,710	1,311

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$11,420	$4,532

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$85	$—
Net income taxes (received) paid	$(929)	$45

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

     The changes in the store closure reserve during the 39 weeks ended September 29, 2002 were as follows (in thousands):

	Reserve Balance at	Store Closure		Reserve Balance at
	December 30,	Expense (Reversal)	Usage	September 29,
	2001	— Net	— Net	2002

Reserve for stores closed in 2001	$2,800	$(678)	$(1,139)	$983
Reserve for stores closed in 2002 and to be closed	1,150	(36)	(24)	1,090
Severance and other costs	527	191	(212)	506

Total store closure reserve	4,477	$(523)	$(1,375)	2,579

Less: current portion	(1,496)			(872)

Non-current	$2,981			$1,707

     In addition, the Company previously decided to pursue a franchising effort on 13 selected Company-owned locations in certain regions. On April 15, 2002, the Company completed the sale of four of its Company-owned stores in the Las Vegas, Nevada market to a franchisee. There was no gain or loss on the sale of the stores as they had been written down to their estimated fair value less costs to sell as part of the 2001 fiscal year impairment write-down. Although the leases for those locations were assigned as part of the franchise arrangements, the Company remains contingently liable under those leases. The Company is also continuing to market its stores in Salt Lake City, Utah, Denver, Colorado and Tucson, Arizona for sale to qualified franchisees. During the 39 weeks ended

RUBIO’S RESTAURANTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED (continued)

September 29, 2002, the Company reversed a net $523,000 of this reserve based primarily on the lease terminations and subleases that were more favorable than the original estimates.

3. BALANCE SHEET DETAILS as of September 29, 2002 and December 30, 2001, respectively (in thousands):

	2002	2001

OTHER RECEIVABLES:
Tenant improvement receivables	$210	$274
Other	435	399

Total	$645	$673

INVESTMENTS:
Corporate bonds	$1,122	$505
Municipal bonds	170	173
Tax-free municipals	—	900
Mortgage and asset-backed securities	—	91

	1,292	1,669
Less: current portion	(1,292)	(1,302)

Non-current	$—	$367

PROPERTY — at cost:
Building and leasehold improvements	$27,890	$26,643
Equipment and furniture	24,330	23,586
Construction in process and related costs	930	885

	53,150	51,114
Less: accumulated depreciation and amortization	(18,488)	(15,203)

Total	$34,662	$35,911

ACCRUED EXPENSES AND OTHER LIABILITIES:
Compensation	$2,032	$1,178
Sales taxes	957	807
Vacation pay	487	585
Workers’ compensation	609	293
Other	193	771

Total	$4,278	$3,634

4. CREDIT FACILITIES

     REVOLVING LINE OF CREDIT — As of September 29, 2002 and December 30, 2001, the Company had available $10.4 million of a $12 million revolving line of credit with a maturity date of July 2004. The credit line bears interest based on certain leverage ratios and ranges from the lower of a bank reference rate plus 1% – 2%, or an adjusted London Interbank Offered Rate plus 2.5% – 3.5% per annum (4.32% as of September 29, 2002). The Company pays a commitment fee on the unused portion of the line of credit. As of September 29, 2002 and December 30, 2001, the Company had direct borrowings of $1.0 million on the line of credit and

RUBIO’S RESTAURANTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED (continued)

$0.6 million was reserved as security for a standby letter of credit, related to the Company’s workers’ compensation insurance policy, that matured in October 2002. The Company renewed this letter of credit through October 2003, and increased the portion of the line of credit reserved as security for the standby letter of credit to $1.0 million. This $0.4 million increase is for the second year of our large-deductible workers’ compensation policy. This amount is 25% lower than the first year because of our improving trend in claims management. The Company does not anticipate significant additional direct borrowings under the line of credit in the near future.

     The credit facility contains various covenants, with which the Company was in compliance at September 29, 2002, including a minimum EBITDA, fixed charge coverage ratio, minimum interest coverage ratio, maximum spending against the store closure reserve and maximum total leverage ratio, and places restrictions on fixed asset purchases. The revolving line of credit restricts the payment of cash dividends and other stock redemptions or repurchases. The Company’s assets collateralize borrowings under the revolving line of credit.

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

     The Company believes these cases are without merit and intends to vigorously defend against the related claims. These cases are in the early stages of discovery and the status of the class action certification is yet to be determined for both suits. The two cases have been consolidated into one action. The court granted a motion to disqualify the Company’s counsel. The proceeding has been stayed pending appeal of that disqualification. The Company continues to evaluate results in similar proceedings and to consult with advisors with specialized expertise. The Company is presently unable to predict the probable outcome of this matter or the amounts of any potential damages at issue.

     On October 2, 2002, La Salsa, Inc. by correspondence requested that the Company immediately stop all use of the phrase “FRESH MEXICAN GRILL,” which La Salsa, Inc. contends is its service mark. The Company takes the position that La Salsa, Inc. has no enforceable right against the Company to the phrase “Fresh Mexican Grill” under U.S. trademark law. In fact, the United States Patent and Trademark Office (USPTO) has to date rejected La Salsa’s efforts to register the phrase “Fresh Mexican Grill” as a service mark on the principal register at the USPTO, instead concluding that the term is either descriptive, generic, or both. La Salsa, Inc. to date has not filed a lawsuit against the Company. The Company, if necessary, will vigorously defend its right to use the term “Fresh Mexican Grill.”

RUBIO’S RESTAURANTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED (continued)

     The Company is unaware of any other litigation or claim that could have a material adverse effect on the Company’s results of operations, financial position or business.

6. EARNINGS PER SHARE

     A reconciliation of basic and diluted earnings per share in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings Per Share,” is as follows (in thousands, except per share data):

	13 Weeks Ended		39 Weeks Ended

	September 29, 2002	September 30, 2001	September 29, 2002	September 30, 2001

Numerator
Basic:
Net income (loss) attributable to common stockholders	$1,316	$(3,077)	$2,871	$(2,434)

Diluted:
Net income (loss) attributable to common stockholders	$1,316	$(3,077)	$2,871	$(2,434)

Denominator
Basic:
Weighted average common shares outstanding	9,049	8,923	9,005	8,919
Diluted:
Effect of dilutive securities:
Common stock options	128	—	138	—

Total weighted average common and potential common shares outstanding	9,177	8,923	9,143	8,919

Earnings (loss) per share:
Basic	$0.15	$(0.34)	$0.32	$(0.27)

Diluted	$0.14	$(0.34)	$0.31	$(0.27)

RUBIO’S RESTAURANTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED (continued)

7. STOCKHOLDERS’ EQUITY

In September 2002, the Company granted options to purchase 300,000 shares of the Company’s common stock to its new President and Chief Operating Officer, pursuant and subject to the Company’s 1999 Stock Incentive Plan.

8. RECENT ACCOUNTING PRONOUNCEMENTS

In July 2002, the Financial Accounting Standards Board issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which addresses financial accounting and reporting for costs associated with exit or disposal activities and supersedes Emerging Issues Task Force (“EITF”) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue No. 94-3, a liability for an exit cost, as defined in EITF Issue No. 94-3 was recognized at the date of an entity’s commitment to an exit plan. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. The Company will adopt the provisions of SFAS No. 146 for exit or disposal activities that are initiated after December 31, 2002. The provisions of SFAS No. 146 will have no effect on the Company’s treatment of the store closure expense that was recorded in fiscal year 2001.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This quarterly report on Form 10-Q may contain predictions, projections, estimates and other forward-looking statements that involve a number of risks and uncertainties, including without limitation, those discussed below under “Risk Factors.” While this outlook represents our current judgment on the future direction of the business, such risks and uncertainties could cause actual results to differ materially from any future performance suggested below. We undertake no obligation to release publicly the results of any revisions to these forward-looking statements to reflect events or circumstances arising after the date of this quarterly report. The cautionary statements made in this discussion and analysis should be read as applying to all related forward-looking statements wherever they appear in this Form 10-Q.

OVERVIEW

     We opened our first restaurant under the name “Rubio’s, Home of the Fish Taco” in 1983. We position our restaurants in the high-quality, quick-service Mexican food segment of the restaurant industry. Our business strategy is to become the leading brand in this industry segment nationwide.

     Rubio’s Restaurants, Inc. was incorporated in California in 1985 and reincorporated in Delaware in 1997. In May 1999, we completed our initial public offering. Our current expansion plan calls for us to open eight Company-owned restaurants in fiscal year 2002. We opened five stores during the first quarter of 2002, and have opened two additional stores since September 29, 2002. Another store is scheduled to open during the fourth quarter of 2002. We also closed one underperforming store in Arizona on February 8, 2002 and two stores in California on August 25, 2002 and on October 13, 2002, respectively. We plan to close one additional store in June 2003. These closures were all part of our store closure plan announced at the end of 2001. In late 2000 we started a franchise program and entered into agreements with two franchisee groups in early 2001. These two agreements represent commitments to open 14 units, of which three units were open as of October 31, 2002. On April 15, 2002, we completed the sale of four Company-owned stores in the Las Vegas, Nevada market to a new franchisee. We also decided to continue pursuing several franchise groups in an effort to sell the remaining Company-owned locations in Colorado and Utah and Tucson, Arizona. We are focusing our efforts on building our presence in our core markets in California and Arizona. During 2002 and continuing into 2003, we are repositioning our concept, including an upgrade to our menu offerings and salsa bar, new interior and exterior signage and a change of our trade name from “Rubio’s Baja Grill” to “Rubio’s Fresh Mexican Grill.” We have developed a new store design that we used for the two stores opened in October 2002. After refinement, this design will be the base design for future store openings.

     As a result of our expansion and repositioning efforts, period-to-period comparisons of our financial results may be less meaningful. When a new unit opens, it will typically incur higher than normal levels of food and labor costs until new personnel gain experience. Hourly labor schedules are gradually adjusted downward during the first three months of a restaurant opening, in order to reach operating efficiencies similar to those at established units. We introduce a restaurant into our comparable restaurant base calculation only when it has been in operation for 15 calendar months. During the upgrade of units to the repositioned concept, labor costs temporarily increase and food costs expected to increase as we offer larger portions of our higher quality products and upgraded packaging, which are more representative of our quick-casual positioning .

     Revenues are constituted of gross restaurant sales, less coupons and other discounts, and franchise and licensing revenue. Cost of sales is composed of food, beverage, and paper supply expense. Components of restaurant labor, occupancy and other expenses include direct hourly and management wages, bonuses, fringe benefit costs, rent and other occupancy costs, advertising and promotion, operating supplies, utilities, maintenance and repairs, and other operating expenses.

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

     On June 14, 2002, we entered into a one-year consulting agreement with Jack Goodall, a non-employee member of our Board of Directors. Under the consulting agreement, Mr. Goodall advises and consults with our Chief Executive Officer on various issues including marketing review, real estate review and other strategic corporate initiatives as identified by our Board of Directors. In consideration for his services and in lieu of cash compensation, Mr. Goodall received a non-statutory stock option to purchase an aggregate of 50,000 registered shares of our common stock pursuant to our 1999 Stock Incentive Plan. The option is fully vested and immediately exercisable and expires on June 14, 2004. The Board of Directors, with Mr. Goodall recusing himself, approved the consulting agreement and the option.

     On September 9, 2002, the Company named Sheri Miksa as its new President and Chief Operating Officer. Ralph Rubio retains his role as Chief Executive Officer and Chairman of the Board of Directors. Ms. Miksa’s employment agreement with the Company, a copy of which is attached hereto as Exhibit 10.1, provides for, among other things: (i) an annual base salary of $300,000; (ii) for calendar year 2002, a prorated bonus of up to 50% of her base salary if pretax income equals budget in accordance with the Company’s Fiscal 2002 Executive Bonus Plan, and 7.5% of pretax income above budget for 2002 in accordance with the terms of such bonus plan for 2002; (iii) options to purchase 300,000 registered shares of the Company’s common stock in accordance with the Company’s 1999 Stock Option Plan (the options vest at 20% at the end of the first year and each month thereafter for 48 months, unless there is a change in control of the Company in which case 50% of all then unvested options will become fully vested immediately and the remaining unvested options will become fully vested if Ms. Miksa is actually or constructively terminated within 12 months of the change of control); (iv) a one-time $100,000 payment to be used for Ms. Miksa’s relocation expenses; (v) a car allowance of $750 per month plus $0.15 per mile (exclusive of commuter mileage); and (vi) severance benefits including six months salary if terminated without cause prior to a change of control of the Company and 12 months salary if terminated without cause after a change of control of the Company. The employment arrangement between Ms. Miksa and the Company is not for a specific term and can be terminated by Ms. Miksa or the Company at any time and for any reason, with or without cause or advanced notice.

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

RESULTS OF OPERATIONS

     All comparisons under this heading between 2002 and 2001 refer to the 13-week period ended September 29, 2002 and the 13-week period ended September 30, 2001, respectively, unless otherwise indicated.

     Our operating results, expressed as a percentage of revenue, were as follows:

	13 Weeks Ended

	September 29, 2002	September 30, 2001

Revenue(1)	100.0%	100.0%
Costs and expenses:
Cost of sales	26.7	27.8
Restaurant labor, occupancy and other	55.8	54.9
General and administrative expenses(2)	7.4	8.5
Depreciation and amortization	4.2	4.5
Pre-opening expenses	0.1	0.4
Asset impairment and store closure expense (reversal)	(1.7)	21.0
Net loss on disposal/sale of property	0.4	—

Operating income (loss)	7.1	(17.1)
Other (expense) income:
Interest income, net	—	0.1

Income (loss) before income taxes	7.1	(17.0)
Income tax expense (benefit)	2.8	(6.8)

Net income (loss)	4.3%	(10.2)%

(1) Includes $69,000 and $39,000 in franchise and licensing revenue for the 13 weeks ended September 29, 2002 and September 30, 2001, respectively.

(2) Includes $94,000 and $78,000 in franchise expense for the 13 weeks ended September 29, 2002 and September 30, 2001, respectively.

13 WEEKS ENDED SEPTEMBER 29, 2002 COMPARED TO THE 13 WEEKS ENDED SEPTEMBER 30, 2001

     Results of operations reflect 13 weeks of operations for 133 restaurants and a partial period of operations for one restaurant for the 13 weeks ended September 29, 2002. Results of operations also reflect 13 weeks of operations for 135 restaurants and a partial period of operations for five restaurants for the 13 weeks ended September 30, 2001.

     REVENUE. Revenue increased $0.8 million or 2.5%, to $30.8 million for the 13 weeks ended September 29, 2002 from $30.0 million for the 13 weeks ended September 30, 2001. The increase in 2002 was primarily due to sales of $1.2 million from our five 2002 store openings, a $1.4 million increase in sales generated by a full quarter of operations from units opened in 2001 that were not yet in our comparable unit base, an increase in comparable store sales of $0.3 million or 1.2%, a $0.1 million increase in franchising and licensing revenue, offset by a decrease of $1.5 million in sales at the 13 stores that have been closed and $0.7 million for the four stores sold to a franchisee. Units enter the comparable store base after 15 full months of operation. The increase in comparable store sales was primarily due to a 1.1% increase in transactions and a 0.1% increase in average check. The increase in comparable store sales is due primarily to the success of the $0.99 fish taco promotion followed by the fajitas promotion in San Diego, Los Angeles and Orange Counties in California.

     COST OF SALES. Cost of sales as a percentage of revenue decreased to 26.7% in the 13 weeks ended September 29, 2002 from 27.8% in the 13 weeks ended September 30, 2001. The (1.1%) decrease was primarily due to the elimination of certain retail discount programs (0.4%) and lower commodity prices (1.1%), specifically cheese, and enhanced operational controls (0.1%), partially offset by food and paper cost increases associated with our concept repositioning (0.5%).

     RESTAURANT LABOR, OCCUPANCY AND OTHER. Restaurant labor, occupancy, and other increased as a percentage of revenue to 55.8% for the 13 weeks ended September 29, 2002 from 54.9% in the 13 weeks ended September 30, 2001. The increase as a percentage of revenue is due in part to a 0.7% increase in menu upgrade and concept repositioning costs, a 0.7% increase in occupancy costs, a 0.6% increase in advertising, and a 0.3% increase in repairs and maintenance. Such increases were offset by a decrease in total direct and related labor costs of approximately 1.4%. These labor decreases were primarily due to the closure of under-performing stores, combined with improved operational efficiencies.

     GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses of $2.3 million for the 13 weeks ended September 29, 2002 decreased from $2.6 million for the 13 weeks ended September 30, 2001 due primarily to a reduction in corporate wages and lower management training expense. As a percentage of revenue, general and administrative expenses decreased to 7.4% for the 13 weeks ended September 29, 2002 from 8.5% for the 13 weeks ended September 30, 2001. The decrease as a percentage of sales was primarily due to the leveraging of our expanding revenue base.

     DEPRECIATION AND AMORTIZATION. Depreciation and amortization expenses of $1.3 million in the 13 weeks ended September 29, 2002 were essentially flat to $1.4 million in the 13 weeks ended September 30, 2001. As a percentage of revenue, depreciation and amortization decreased to 4.2% for the 13 weeks ended September 29, 2002 from 4.5% for the 13 weeks ended September 30, 2001.

     PRE-OPENING EXPENSES. Pre-opening expenses decreased to $21,000 for the 13 weeks ended September 29, 2002 from $112,000 for the 13 weeks ended September 30, 2001. The decrease was due to no new stores opening during the 13 weeks ended 29, 2002, compared to five stores opening in the 13 weeks ended September 30, 2001. The $21,000 in the third quarter of 2002 relates to two new stores opened in October 2002.

     ASSET IMPAIRMENT AND STORE CLOSURE EXPENSE (REVERSAL). In the third quarter of 2001, we recorded a $6.3 million charge related to the impairment of a select number of under-performing restaurants as required under Statement of Financial Accounting Standard No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.” In the third quarter of 2002, we have reversed a net $0.5 million of store closure expenses based on negotiating more favorable lease termination and sublease agreements than were estimated in 2001.

     INTEREST INCOME, NET. Net interest income (expense) fluctuated to $(8,000) for the 13 weeks ended September 29, 2002 from $25,000 in net interest income for the 13 weeks ended September 30, 2001, primarily due to declining interest rates paid on our investments.

     INCOME TAXES. The provision for income taxes for the 13 weeks ended September 29, 2002 and 13 weeks ended September 30, 2001 is based on the approximate annual effective tax rate of 40% applied to the respective period’s pretax book income (loss). The 40% tax rate applied to the 13 weeks ended September 29, 2002 comprises the federal and state statutory rates based on the estimated annual effective rate on pre-tax income of $2,194,000. The 40% tax benefit applied to the 13 weeks ended September 30, 2001 comprises the federal and state statutory rates based on the estimated annual effective rate on pre-tax loss of $5,129,000.

     All comparisons in the following section refer to the 39-week period ended September 29, 2002 and the 39-week period ended September 30, 2001, respectively, unless otherwise indicated.

     Our operating results, expressed as a percentage of revenue, were as follows:

	39 Weeks Ended

	September 29, 2002	September 30, 2001

Revenue(1)	100.0%	100.0%
Costs and expenses:
Cost of sales	27.1	27.7
Restaurant labor, occupancy and other	55.5	55.8
General and administrative expenses(2)	8.2	9.1
Depreciation and amortization	4.3	4.5
Pre-opening expenses	0.1	0.4
Asset impairment and store closure expense (reversal)	(0.6)	7.4
Net loss on disposal/sale of property	0.2	—

Operating income (loss)	5.2	(4.9)
Other (expense) income:
Interest income, net	—	0.2

Income (loss) before income taxes	5.2	(4.7)
Income tax expense (benefit)	2.1	(1.9)

Net income (loss)	3.1%	(2.8)%

(1) Includes $198,000 and $150,000 in franchise and licensing revenue for the 39 weeks ended September 29, 2002 and September 30, 2001, respectively.

(2) Includes $307,000 and $296,000 in franchise expense for the 39 weeks ended September 29, 2002 and September 30, 2001, respectively.

39 WEEKS ENDED SEPTEMBER 29, 2002 COMPARED TO THE 39 WEEKS ENDED SEPTEMBER 30, 2001

     Results of operations reflect 39 weeks of operations for 128 restaurants and partial period operations for eleven restaurants for the 39 weeks ended September 29, 2002. Results of operations also reflect 39 weeks of operations for 126 restaurants and a partial period of operations for fourteen restaurants for the 39 weeks ended September 30, 2001.

     REVENUE. Revenue increased $5.9 million or 6.8%, to $91.4 million for the 39 weeks ended September 29, 2002 from $85.5 million for the 39 weeks ended September 30, 2001. The increase in 2002 was primarily due to sales of $3.5 million from our five 2002 store openings, $6.8 million in sales generated by a full nine months of operations from units opened in 2001 and 2000 that were not yet in our comparable unit base, an increase in comparable store sales of $1.0 million or 1.3%, offset by a decrease of $4.1 million in sales from the 12 stores that have been closed and $1.3 million for the four stores sold to a franchisee. Units enter the comparable store base after 15 full months of operation. The increase in comparable store sales was primarily due to a 0.7% increase in the average check amount and a 0.6% increase in transactions.

     COST OF SALES. Cost of sales as a percentage of revenue decreased to 27.1% in the 39 weeks ended September 29, 2002 from 27.7% in the 39 weeks ended September 30, 2001. The 0.6% decrease was primarily due to the elimination of certain retail discount programs (0.4%), lower commodity costs (0.5%) partially offset by cost increases associated with our concept repositioning (0.3%).

     RESTAURANT LABOR, OCCUPANCY AND OTHER. Restaurant labor, occupancy, and other decreased as a percentage of revenue to 55.5% for the 39 weeks ended September 29, 2002 from 55.8% in the 39 weeks ended September 30, 2001. The decrease as a percentage of sales is due in part to a decrease in total direct and related labor costs of approximately 1.5%. These labor decreases were primarily due to the closure of under-performing stores combined with improved operational efficiencies. Partially offsetting the decreases in labor expense was a 0.5% increase in advertising costs, a 0.4% in costs related to our concept repositioning project, and a 0.3% increase in occupancy costs.

     GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses of $7.5 million for the 39 weeks ended September 29, 2002 decreased from $7.8 million for the 39 weeks ended September 30, 2001. As a percentage of revenue, general and administrative expenses decreased to 8.2% for the 39 weeks ended September 29, 2002 from 9.1% for the 39 weeks ended September 29, 2001. The decrease as a percentage of sales was primarily due to the leveraging of our expanding revenue base and to lower wage expense in 2002 compared to 2001.

     DEPRECIATION AND AMORTIZATION. Depreciation and amortization expenses of $3.9 million for the 39 weeks ended September 29, 2002 were essentially flat to $3.9 million for the 39 weeks ended September 30, 2001. As a percentage of revenue, depreciation and amortization decreased to 4.3% for the 39 weeks ended September 29, 2002 from 4.5% for the 39 weeks ended September 30, 2001.

     PRE-OPENING EXPENSES. Pre-opening expenses decreased to $114,000 for the 39 weeks ended September 29, 2002 from $346,000 for the 39 weeks ended September 30, 2001. The decrease was due in part to opening nine less units in the first nine months of 2002 versus 2001. The average pre-opening cost per new unit opening decreased from approximately $25,000 per new unit in the prior year to approximately $19,000 per new unit in the current year due to opening more locations in mature markets in 2002 than in 2001. New markets traditionally require higher pre-opening costs than mature markets due to the lack of leveraging an existing region’s resources.

     ASSET IMPAIRMENT AND STORE CLOSURE EXPENSE (REVERSAL). In the 39 weeks ended September 30, 2001, the Company recorded a $6.3 million charge related to the impairment of a select number of under-performing restaurants as required under Statement of Financial Accounting Standards No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.” In the 39 weeks ended September 29, 2002, the Company reversed a net $0.5 million of store closure expenses based on negotiating more favorable lease termination and sublease agreements than were estimated in 2001.

     INTEREST INCOME, NET. Net interest income (expense) decreased to $(16,000) for the 39 weeks ended September 29, 2002 from $171,000 in net interest income for the 39 weeks ended September 30, 2001. Interest income decreased to $80,000 for the 39 weeks ended September 29, 2002 from $246,000 for the 39 weeks ended September 30, 2001. The decrease is primarily due to reduced interest rates paid on investments. Interest expense increased to $96,000 in the current year from $75,000 in the same prior year period due to interest expense incurred by our borrowing on the credit line in July 2001.

     INCOME TAXES. The provision for income taxes for the 39 weeks ended September 29, 2002 and 39 weeks ended September 30, 2001 is based on the approximate annual effective tax rate of 40% applied to the respective period’s pretax book income (loss). The 40% tax rate applied to the 39 weeks ended September 29, 2002 comprises the federal and state statutory rates based on the estimated annual effective rate on pre-tax income of $4,785,000. The 40% tax benefit applied to the 39 weeks ended September 30, 2001 comprises the federal and state statutory rates based on the estimated annual effective rate on pre-tax loss of $4,056,000.

     DEFERRED TAX ASSETS

     The Company utilizes Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, which requires the recognition of deferred income tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements and income tax returns. Under this method, deferred income taxes are recorded based on current income tax rates applied to differences between the financial statement and tax basis of assets and liabilities, as well as the effects of operating loss carryforwards and income tax credits. Valuation allowances are established, when necessary, to reduce deferred income tax assets to the amount expected to be realized. Management must make estimates and judgments on future taxable income, considering feasible tax planning strategies and taking into account existing facts and circumstances, to determine the proper valuation allowance. The Company does not believe a valuation allowance is necessary at September 29, 2002. The provision for income taxes represents the income tax payable for the period and the change during the period in deferred income tax assets and liabilities. For the 39 weeks ended September 29, 2002, the Company’s income tax provision of $1,914,000 consisted of a reduction in deferred income taxes of $1,514,000 and an increase in income taxes payable of $400,000.

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

     LIQUIDITY AND CAPITAL RESOURCES

     We have funded our capital requirements in recent years through the public sale of equity securities, cash flow from operations and bank debt. We generated $8.8 million in cash flow from operating activities for the 39 weeks ended September 29, 2002 compared to $6.0 million for the 39 weeks ended September 30, 2001.

     Net cash used in investing activities was $2.4 million for the 39 weeks ended September 29, 2002 compared to net cash used in investing activities of $3.9 million for the 39 weeks ended September 30, 2001. Net cash used by investing activities for the 39 weeks ended September 29, 2002 included $3.1 million in capital expenditures, where net cash used by investing activities for the 39 weeks ended September 30, 2001 consisted of $7.9 million of capital expenditures offset by a net $3.3 million provided by the sale, purchases and maturities of investments.

     Net cash provided by financing activities was $378,000 for the 39 weeks ended September 29, 2002 compared to net cash provided of $1,046,000 for the 39 weeks ended September 30, 2001. Financing activities consisted of a $1,000,000 borrowing on the line of credit in July 2001 and proceeds from the exercise of common stock options in both periods.

     As of September 29, 2002, we had available $10.4 million of a $12.0 million revolving line of credit agreement with a financial institution that matures in July 2004. On July 25, 2001, we drew $1.0 million on the line of credit. As of September 29, 2002, our outstanding principal balance under this agreement was $1.0 million and we had $0.6 million reserved as security for a standby letter of credit that matured in October 2002. The Company renewed this letter of credit through October 2003, and increased the portion of the line of credit reserved as security for the standby letter of credit to $1.0 million. Interest on the revolving line of credit is calculated on the lower of either a bank reference rate plus 1% — 2%, or on an adjusted London Interbank Offered Rate plus 2.5% — 3.5% per annum.

     Our funds are principally used for the development and opening of new units. We incurred $3.1 million in capital expenditures during the 39 weeks ended September 29, 2002, of which $1.1 million was for newly opened units, $0.5 million for future openings, $1.0 million for existing locations and $0.5 million for corporate and information technology expenditures. During the 39 weeks ended September 30, 2001, we incurred $7.9 million in capital expenditures, of which $5.1 million was for new unit openings, $0.9 million for future openings, $1.5 million for remodels and point of sale system upgrades, $0.3 million for existing locations and $0.1 million for corporate and information technology expenditures.

     We currently expect total capital expenditures in 2002 to be approximately $6.2 million, of which approximately $3.5 million is forecasted for the opening of new restaurants, $1.5 million to implement the concept repositioning, $0.8 million for existing stores and $0.4 million for corporate, information technology and other. We currently plan to open approximately eight units in 2002 and ten to fifteen units in 2003. After value-engineering, we are targeting future locations to generally cost between $425,000 and $475,000 per unit, net of landlord allowances and excluding pre-opening expenses. However, the first few locations with our new store design will cost up to $550,000, until the value-engineering is completed. Some units may exceed these ranges due to the area in which they are built and the specific requirements of the project. Pre-opening expenses are expected to average between $19,000 and $25,000 per restaurant.

     The Company is undertaking a number of projects in 2002, which will carry over into 2003 that are designed to potentially improve sales. Certain of these projects, including proposed new store design, a potential retrofit design that can be incorporated into existing restaurants, signage changes, and salsa bar upgrades will require a significant amount of capital. These projects may require that certain existing assets be disposed of as a result of these projects. The Company estimates the capital requirements for these projects to be $15,000 to $20,000 per restaurant and the asset disposals to be $3,000 to $5,000 per restaurant.

     We believe that anticipated cash flow from operations combined with funds anticipated to be available from our $12.0 million credit facility and our cash and investments balance of $12.7 million as of September 29, 2002 will be sufficient to satisfy our working capital and capital expenditure requirements for at least the next 12 months. Changes in our operating plans, changes in our expansion plans, lower than anticipated sales, our ability to meet the financial covenants of our credit facility, increased expenses, potential acquisitions or other events may cause us to seek additional financing sooner than anticipated. Additional financing may not be available on acceptable terms, or at all. Failure to obtain additional financing as needed could have a material adverse effect on our business and results of operations.

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

     Our expected sales levels and earnings rely heavily on the acceptability and quality of the products we serve. If any variances are experienced with respect to the recognition of our brand, the acceptableness of our promotions, or the ability to manage our ongoing operations as well as the ability to absorb unexpected costs, we could fall short of our revenue and earnings expectations. Factors that could have a significant impact on earnings include:

•	labor costs for our hourly and management personnel, including increases in federal or state minimum wage requirements;

•	fluctuations in food and beverage costs, particularly the cost of chicken, beef, fish, cheese and produce;

•	costs related to our leases;

•	timing of new restaurant openings and related expenses;

•	the amount of sales contributed by new and existing restaurants;

•	our ability to achieve and sustain profitability on a quarterly or annual basis;

•	the ability for our marketing initiatives and operating improvement initiatives to increase sales;

•	consumer confidence;

•	changes in consumer preferences;

•	the level of competition from existing or new competitors in the quick-service restaurant industry;

•	impact of weather on revenues and costs of food;

•	insurance and utility costs; and

•	general economic conditions.

OUR CURRENT PROJECTS TO IMPROVE OUR BRAND COULD HAVE A MATERIAL ADVERSE IMPACT ON THE COMPANY.

     We are working on a number of projects designed to improve the strength of our brand and increase sales. These projects include a new store design, a potential store remodel for existing restaurants, signage changes and new menu items, bigger portions, additional salsa bar choices, and new product packaging.

     The implementation of these projects has capital costs and expenses associated with it. The packaging and salsa bar changes will increase the food and paper cost of our restaurants. There is a risk that if these changes do not result in increased sales, either through increased transactions or higher average check, there could be a material adverse impact on the Company’s earnings. Also, the capital requirements of these projects could have an adverse material impact on our cash balances and liquidity.

WE MAY NOT PREVAIL IN OUR DEFENSE OF THE CLASS ACTION CLAIMS RELATED TO CALIFORNIA EXEMPT EMPLOYEE LAWS.

     During 2001, two similar class action claims were filed against us. These cases have been consolidated into one proceeding and involve the issue of whether employees and former employees in the general manager and assistant manager positions who worked in our California restaurants during specified time periods were misclassified as exempt and deprived of overtime pay. Although we believe these matters are without merit and intend to vigorously defend the claims related to these matters, we are unable at present to predict the probable outcome of these matters, the amount of damages that may occur if we do not prevail or the amount of any potential settlement. This area of the law is rapidly evolving. An unfavorable outcome in these matters or a significant settlement may have a material adverse impact on our earnings.

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

WE CONTINUE TO PURSUE A FRANCHISE STRATEGY. WE MAY BE UNSUCCESSFUL IN FULLY EXECUTING THIS PROGRAM.

     We started a franchise program by entering into agreements with two franchisee groups in late 2000 and early 2001. These two agreements represent commitments to open 14 units. As of October 31, 2002, three franchisee restaurants are open under these two agreements. In addition, on April 15, 2002, we completed the sale of four Company-owned stores in the Las Vegas, Nevada market to a new franchisee. Restaurant companies typically rely on franchise revenues as a significant source of revenues and potential for growth. Our inability to successfully execute our franchising program could adversely affect our business and results of operations. The opening and success of franchised restaurants is dependent on a number of factors, including availability of suitable sites, negotiations of acceptable lease or purchase terms for new locations, permitting and government regulatory compliance and the ability to meet construction schedules. The franchisees may not have all of the business abilities or access to financial resources necessary to open our restaurants or to successfully develop or operate our restaurants in their franchise areas in a manner consistent with our standards.

WE MAY BE UNABLE TO FUND OUR SUBSTANTIAL WORKING CAPITAL REQUIREMENTS AND MAY NEED ADDITIONAL FUNDING SOONER THAN WE ANTICIPATE.

     We believe that the proceeds from the initial public offering completed in May 1999, together with anticipated cash flow from operations and funds anticipated to be available from a credit facility will be sufficient to satisfy our working capital requirements for at least the next 12 months. We may need to seek additional financing sooner than we anticipate as a result of the following factors:

•	capital needs associated with the potential upgrade and remodel of our restaurants, signage changes, menu related changes and other projects;

•	changes in our operating plans;

•	changes in our expansion plans;

•	lower than anticipated sales of our menu offerings;

•	our ability to meet the financial covenants of our credit facility;

•	increased food, labor costs or other expenses;

•	adverse results in litigation or similar claims;

•	potential acquisitions; or

•	other events or contingencies.

     Additional financing may not be available on acceptable terms, or at all. If we fail to get additional financing as needed, our business and results of operations would likely suffer.

FUTURE EXPANSION INTO NEW GEOGRAPHIC AREAS INVOLVES A NUMBER OF RISKS THAT COULD DELAY OR PREVENT THE OPENING OF NEW RESTAURANTS OR REQUIRE US TO ADJUST OUR EXPANSION STRATEGY.

     Almost all of our current restaurants are located in the western region of the United States. Our expansion into geographic areas outside the West involves a number of risks, including:

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

IF WE ARE NOT ABLE TO SUCCESSFULLY PURSUE OUR EXPANSION STRATEGY, OUR BUSINESS AND RESULTS OF OPERATIONS MAY BE ADVERSELY IMPACTED.

     We currently plan to open approximately eight Company-owned restaurants in 2002, seven of which have been opened as of October 31, 2002. Two of the eight planned 2002 openings are outside Southern California. The eight store will be opened in Southern California in the fourth quarter 2002. Our ability to successfully achieve our expansion strategy will depend on a variety of factors, many of which are beyond our control.

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

     Our success and the success of our individual restaurants depend upon our ability to attract and retain highly motivated, well-qualified restaurant operators and management personnel, as well as a sufficient number of qualified employees, including guest service and kitchen staff, to keep pace with our expansion schedule. Qualified individuals needed to fill these positions are in short supply in some geographic areas. Our ability to recruit and retain such individuals may delay the planned openings of new restaurants or result in higher employee turnover in existing restaurants, which could have a material adverse effect on our business or results of operations. We also face significant competition in the recruitment of qualified employees. In addition, we are heavily dependent upon the services of our officers and key management involved in restaurant operations, marketing, finance, purchasing, expansion, human resources and administration. The loss of any of these individuals could have a material adverse effect on our business and results of operations. We currently have only one employment agreement with our newly named President and Chief Operating Officer, Sheri Miksa. This agreement is attached hereto as Exhibit 10.1.

GOVERNMENT REGULATION CHANGES MAY IMPACT OUR BUSINESS

     Our restaurants are subject to licensing and regulation by state and local health, sanitation, safety, fire and other authorities, including licensing and regulation requirements for the sale of alcoholic beverages and food. A substantial number of our employees are subject to various minimum wage requirements. Many of our employees work in restaurants located in California and receive salaries equal to or slightly greater than the California minimum wage. The State of California has raised the minimum wage to $6.75. Additionally, the State of California has increased benefits provided to employees covered under workers’ compensation insurance. Over the last year, the State of California has entered into long-term energy contracts at fixed prices. Similar proposals may come before legislators or voters in other jurisdictions in which we operate or seek to operate. The effect of these and further governmental regulations and actions may have a material adverse impact on our earnings.

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

OUR RESTAURANTS ARE CONCENTRATED IN THE WESTERN REGION OF THE UNITED STATES, AND THEREFORE, OUR BUSINESS IS SUBJECT TO FLUCTUATIONS IF ADVERSE CONDITIONS OCCUR IN THAT REGION.

     As of October 31, 2002 all but six of our existing restaurants are located in the western region of the United States. Accordingly, we are susceptible to fluctuations in our business caused by adverse economic or other conditions in this region, including natural disasters, terrorist activities or similar events. Our significant investment in, and long-term commitment to, each of our units limits our ability to respond quickly or effectively to changes in local competitive conditions or other changes that could affect our operations. In addition, some of our competitors have many more units than we do. Consequently, adverse economic or other conditions in a region, a decline in the profitability of several existing units or the introduction of several unsuccessful new units in a geographic area could have a more significant effect on our results of operations than would be the case for a company with a larger number of restaurants or with more geographically dispersed restaurants.

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

OUR FAILURE OR INABILITY TO ENFORCE OUR CURRENT AND FUTURE TRADEMARKS AND TRADE NAMES COULD ADVERSELY AFFECT OUR EFFORTS TO ESTABLISH BRAND EQUITY.

     Our ability to successfully expand our concept will depend on our ability to establish and maintain “brand equity” through the use of our current and future trademarks, service marks, trade dress and other proprietary intellectual property, including our name and logos. We currently hold four trademarks and have 12 service marks relating to our brand. Some or all of the rights in our intellectual property may not be enforceable, even if registered, against any prior users of similar intellectual property or our competitors who seek to utilize similar intellectual property in areas where we operate or intend to conduct operations. If we fail to enforce any of our intellectual property rights, we may be unable to capitalize on our efforts to establish brand equity. It is also possible that we will encounter claims from prior users of similar intellectual property in areas where we operate or intend to conduct operations. On October 2, 2002, La Salsa, Inc. by correspondence requested that the Company immediately stop all use of the phrase “FRESH MEXICAN GRILL,” which La Salsa, Inc. contends is its service mark. The Company takes the position that La Salsa, Inc. has no enforceable right against the Company to the phrase “Fresh Mexican Grill” under U.S. trademark law. However, claims from prior users, including La Salsa, Inc., could limit our operations and possibly cause us to incur costs through the payment of damages, licensing fees to a prior user or registrant of similar intellectual property, or attorneys’ fees or other legal costs as well.

SALES BY OUR EXISTING STOCKHOLDERS OF A LARGE NUMBER OF SHARES OF OUR COMMON STOCK COULD CAUSE OUR STOCK PRICE TO DECLINE.

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

THE MARKET PRICE OF OUR STOCK MAY BE ADVERSELY AFFECTED BY MARKET VOLATILITY.

     The stock market has experienced extreme price and volume fluctuations. The trading price of our common stock could be subject to wide fluctuations in response to a number of factors, including:

•	fluctuations in our quarterly or annual results of operations;

•	changes in published earnings estimates by analysts and whether our earnings meet or exceed such estimates;

•	additions or departures of key personnel;

•	changes in overall market conditions, including the stock prices of other restaurant companies; and

•	resolution of litigation.

     In the past, companies that have experienced volatility in the market price of their stock have been the object of securities class action litigation. If we were subject to securities class action litigation, it could result in substantial costs and a diversion of our management’s attention and resources.

THE INTERESTS OF OUR CONTROLLING STOCKHOLDERS MAY CONFLICT WITH YOUR INTERESTS.

     As of October 31, 2002, the executive officers, directors and entities affiliated with them, in the aggregate, beneficially own approximately 32.2% of our outstanding common stock. These stockholders are able to exercise control over all matters requiring approval by our stockholders, including the election of directors and approval of significant corporate transactions. This concentration of ownership may also have the effect of delaying or preventing a change in control of our Company.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Our market risk exposures are related to our cash, cash equivalents and investments. We invest our excess cash in highly liquid short-term investments primarily with maturities of less than one year. The portfolio consists primarily of corporate bonds and municipal bonds. As of September 29, 2002, we have no investments that have maturities in excess of one year. These investments are not held for trading or other speculative purposes. Changes in interest rates affect the investment income we earn on our investments and, therefore, impact our cash flows and results of operations. Due to the types of investment and debt instruments the Company has, a 10% change in period-end interest rates or a hypothetical 100 basis point adverse move in interest rates would not have a significant negative affect on our financial results.

     As of September 29, 2002, we had available $10.4 million of a total $12.0 million revolving line of credit with a maturity date of July 2004. As of September 29, 2002, we have $1.0 million borrowed against this facility and $0.6 million reserved as security for a standby letter of credit related to our workers’ compensation insurance policy that matured in October 2002. The Company renewed this letter of credit through October 2003, and increased the portion of the line of credit reserved as security for the standby letter of credit to $1.0 million. Interest on the revolving line of credit is calculated on the lower of either a bank reference rate plus 1% — 2%, or on an adjusted London Interbank Offered Rate plus 2.5% — 3.5%, per annum (4.32% as of September 29, 2002). We also pay a commitment fee on the unused portion of the line of credit. Should we make additional draws on this line in the future, changes in interest rates would affect the interest expense on these loans and, therefore, impact our cash flows and results of operations.

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

Item 4. CONTROLS AND PROCEDURES

          (a) Evaluation of Disclosure Controls and Procedures. Based on their evaluation, as of a date within 90 days of the filing of this Form 10-Q, the Company’s Chief Executive Officer and Chief Financial Officer have concluded the Company’s disclosure controls and procedures (as defined in Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934) are effective.

          (b) Changes in Internal Controls. There have been no significant changes in internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

PART II — OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

     Not applicable

Item 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

(a)	Not applicable

(b)	Not applicable

(c)	Not applicable

(d)	We currently have approximately $2.0 million remaining from our initial public offering in May 1999 as well as an additional $10.7 million of cash and cash equivalents generated from previous private placements and operating cash flows. The use of proceeds during this reporting period has conformed to our intended use outlined in our initial public offering prospectus.

Item 3. DEFAULTS UPON SENIOR SECURITIES

     Not applicable

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not Applicable

Item 5. OTHER INFORMATION

     Not Applicable

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

a)	3.1	(1)	Second Amended and Restated Certificate of Incorporation (Exhibit 3.2)
	3.2	(1)	Restated Bylaws (Exhibit 3.4)
	3.3	(2)	Certificate of Amendment to Bylaws (Exhibit 3.4)
	10.1	(3)	Letter Agreement between Sheri Miksa and the Company, dated September 9, 2002 (Exhibit 99.2)
	99.1		Certification under Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the above noted exhibit to our registration statement on Form S-1 (333-75087) filed with the SEC on March 26, 1999, as amended.

(2)	Incorporated by reference to the above noted exhibit to our annual report on Form 10-K filed with the SEC on April 1, 2002.

(3)	Incorporated by reference to the above noted exhibit to our current report on Form 8-K filed with the SEC on September 10, 2002 referenced below.

b)	Reports on Form 8-K:

     On September 10, 2002, the Company filed an 8-K under Item 5 announcing that Sheri Miksa became its President and Chief Operating Officer.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 13, 2002	RUBIO’S RESTAURANTS, INC.

/s/ IRA FILS

Ira Fils Chief Financial Officer (Principal Financial and Accounting Officer)

CERTIFICATIONS

I, Ralph Rubio, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Rubio’s Restaurants, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002	/s/ RALPH RUBIO

Ralph Rubio Chief Executive Officer (principal executive officer)

I, Ira Fils, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Rubio’s Restaurants, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002	/s/ IRA FILS

Ira Fils Chief Financial Officer (principal financial officer)