Form 10-K
period 2002-12-29
RUBIOS RESTAURANTS INC
filed 2003-03-27
CIK 1082423

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 29, 2002
COMMISSION FILE NUMBER: 000-26125

RUBIO’S RESTAURANTS, INC.

(Exact Name of Registrant as Specified in Its Charter)

DELAWARE	33-0100303

(State or Other Jurisdiction of	(I.R.S. Employer

Incorporation or Organization)	Identification Number)

1902 WRIGHT PLACE, SUITE 300, CARLSBAD, CALIFORNIA 92008
(Address of Principal Executive Offices)

(760) 929-8226
(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:
COMMON STOCK, PAR VALUE $0.001 PER SHARE

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [   ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes [   ] No [ X ]

The aggregate market value of the voting stock held by non-affiliates of the registrant as of the last day of the most recently completed second fiscal quarter, June 30, 2002, was approximately $56.3 million. This amount excludes 2,721,556 shares of the registrant’s common stock held by the executive officers, directors and affiliated parties as of June 30, 2002. Exclusion of such shares should not be construed to indicate that any such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant or that such person is controlled by or under common control with the registrant.

As of March 10, 2003, there were 9,077,133 shares of the registrant’s common stock, par value $0.001 per share outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

PART III incorporates information by reference from our definitive proxy statement for the 2003 annual meeting of stockholders to be held on June 5, 2003.

Certain exhibits filed with our prior registration statements and Forms 10-K, 8-K, S-8 and 10-Q are incorporated by reference into PART IV of this report.

RUBIO’S RESTAURANTS, INC.

     This annual report on Form 10-K and the documents we incorporate by reference contain projections, estimates and other forward-looking statements within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are principally contained in the section captioned “Business” under Item 1 below and the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under Item 7 below. In some cases, you can identify forward-looking statements by terms such as may, will, should, expect, plan, intend, forecast, anticipate, believe, estimate, predict, potential, continue or the negative of these terms or other comparable terminology. These forward-looking statements involve a number of risks and uncertainties, including but not limited to, those factors discussed under “Risk Factors” under Item 1 below and including but not limited to factors impacting our expectations regarding earnings per share, comparable sales growth and revenue, increased product costs, labor expense and other restaurant costs, the success of our promotions and marketing strategies, changes in the economic and geopolitical environment, changes in consumer preferences and tastes for our product, our ability to recruit and retain qualified personnel, adverse affects of weather, adequacy of reserves related to closed stores or stores to be sold, increased depreciation, asset writedowns or implementation costs related to our marketing and concept positioning initiatives, our ability to implement a franchise strategy, our ability to open additional or maintain existing restaurants in the coming periods, food commodity prices, competition, and governmental actions regarding minimum wage. While this outlook represents our current judgment on the future direction of the business, such risks and uncertainties could cause actual results to differ materially from any future performance suggested below. We undertake no obligation to release publicly the results of any revisions or updates to these forward-looking statements to reflect events or circumstances arising after the date of this annual report.

     We have registered four trademarks and 12 service marks including, but not limited to, “Rubio’s,” “Rubio’s Baja Grill, Home of the Fish Taco,” “Home of the Fish Taco,” “HealthMex,” “Pesky,” “Baja Grill,” “Best of Baja,” “Discover the Taste of True Baja,” “Discover the True Taste of Baja,” “Discover True Baja,” “Mas Food, Less Dinero,” “Nachos Not So Grande” and “True Baja” with the United States Patents and Trademark Office. In addition, we have filed applications for “Rubio’s Fresh Mexican Grill” and Cerveza Time”.

PART I.

Item 1. BUSINESS

     As of March 10, 2003, we own and operate 136 high-quality, quick-casual Mexican restaurants and seven franchised restaurants that offer traditional Mexican cuisine including grilled chicken, steak and fresh seafood items such as burritos, tacos and quesadillas indicative of the Baja region of Mexico. We were incorporated in California in 1985 and re-incorporated in Delaware in October 1997. We have a wholly-owned subsidiary, Rubio’s Restaurants of Nevada, Inc., which was incorporated in Nevada in 1997. Our restaurants are located in California, Arizona, Nevada, Colorado, Oregon and Utah. As of March 10, 2003, we had approximately 2,800 employees.

RUBIO’S FRESH MEXICAN GRILL CONCEPT

     The Rubio’s Fresh Mexican Grill concept evolved from the original “Rubio’s, Home of the Fish Taco” concept, which our co-founder Ralph Rubio first developed following his college spring break trips to the Baja peninsula of Mexico in the mid-1970s. Ralph opened the first Rubio’s restaurant with his father, Rafael, over 20 years ago in the Mission Bay area of San Diego. Building on the success of our original “fish taco” concept, over the years, we expanded our menu offerings and upgraded our store layout to appeal to a broader customer base, changing the name of the concept to “Rubio’s Baja Grill” in 1997 to reflect these improvements. In 2002, Rubio’s continued to evolve the concept and menu, completing the transformation from the original “fish taco” concept to a “Fresh Mexican Grill” concept featuring grilled chicken, steak and seafood items, as well as our original, world-famous Baja-style fish taco. We believe the “Rubio’s Fresh Mexican Grill” concept is well positioned in the “quick-casual” segment of the restaurant industry, between the quick-service and casual dining segments. The critical elements of our market positioning are as follows:

•	FRESHLY PREPARED HIGH QUALITY FOOD WITH BOLD, DISTINCTIVE TASTES AND FLAVORS. We differentiate ourselves from other quick-casual and fast food Mexican restaurants by offering high-quality flavorful products made-to-order using authentic regional Baja Mexican recipes. We have experienced a high degree of success to-date developing distinctive and flavorful offerings that generate strong customer loyalty and are often described as “craveable”. Our signature items include our Baja-style fish tacos, lobster burritos and Baja Grill Burritos with grilled chicken. Rubio’s also has a number of burritos, tacos, quesadillas and enchiladas prepared in a variety of ways featuring grilled, marinated chicken, steak, shrimp and mahi mahi. In addition, we also serve salads and a Grilled Grande Bowl. Our menu also includes “HealthMex” offerings which are lower in fat and calories, and “Kid Pesky” meals designed for children. Our salsas, guacamole and chips are prepared fresh daily in our restaurants. Guests can further enhance their meal at the complimentary salsa bar, featuring a wide variety of freshly prepared salsas, including our new roasted chipotle salsa. Our menu is served at both lunch and dinner.

•	CASUAL, FUN DINING EXPERIENCE. We strive to promote an enjoyable overall guest experience by creating a fun and relaxed setting in each of our restaurants. Unlike the generic decor of a typical quick casual or fast food restaurant, our restaurants are designed to create an authentic personality capturing the relaxed, atmosphere of the Baja region of Mexico. Our design elements include colorful Mexican tiles, saltwater aquariums with tropical fish, Baja beach photos and tropical prints, surfboards on the walls and authentic palm-thatched patio umbrellas, or palapas, in most existing locations.

•	EXCELLENT DINING VALUE. Our restaurants offer guests high-quality food typically associated with sit-down, casual dining restaurants at prices generally lower than those found there. In addition to favorable prices, we offer the convenience and rapid delivery of a traditional quick-casual or quick-service format. We provide guests a clean and comfortable environment in which to enjoy their meal on site. We also offer guests the convenience of take-out service for both individual meals and large party orders. We believe the strong value we deliver to our guests is critical to building strong repeat business and guest loyalty.

OUR BUSINESS STRATEGIES

     Our business objective is to become the leading high-quality, quick-casual Mexican restaurant brand. In order to achieve our business objective, we have developed the following strategies:

•	CREATE A DISTINCTIVE CONCEPT AND BRAND. Our restaurants provide guests with a distinctive dining experience, which, we believe helps promote frequent visiting patterns and strong guest loyalty. We continue to focus on several key initiatives designed to enhance the performance of our existing restaurants and strengthen our brand identity. These initiatives include developing unique, distinctive and proprietary menu offerings with bold, intense flavors such as the Baja-style fish taco, the lobster burrito and the “Grilled Grande Bowl,” a flavorful combination of chargrilled steak or chicken served over rice and beans with fresh tomatoes, onions and cilantro. We have built a new prototypical restaurant that better creates a comfortable but unique dining experience for the guest by capturing the warm, relaxed, inviting feel of a Mexican restaurant in Baja. We focus on promoting the awareness of our brand through regional and local media campaigns.

•	ACHIEVE ATTRACTIVE RESTAURANT-LEVEL ECONOMICS. We believe that we have been able to achieve attractive operating results in our core markets due to the appeal of our concept, careful site selection and cost-effective development, consistent application of our management and training programs and favorable product costs. We utilize centralized information and accounting systems, which allow our management to monitor and control labor, food and other direct operating expenses and provide them with timely access to financial and operating data. We believe we achieve a lower-than-average product cost compared to our competitors, due to the popularity of our fish items versus higher cost items such as chicken and steak. As we continue to roll out our new menu and our product mix shifts away from primarily seafood, we will continue to focus on creating high crave, high margin items. We also believe that our culture and emphasis on training leads to a lower employee turnover ratio, and therefore higher productivity, compared to industry averages.

•	FOCUS ON BUILDING SALES AT EXISTING RESTAURANTS. We believe that we have an opportunity to improve earnings by increasing sales at restaurants that are already open. We have conducted extensive marketing research to understand our markets, guests and competition in order to continually refine our product offerings and marketing tactics. In the first quarter of 2003, we completed an upgrade of our menu with larger portions, new HealthMex and grilled chicken/steak products, upgraded packaging and increased offerings on the salsa bar, to make us more competitive. We are currently evaluating the prospects of using key elements from our prototype restaurant to enhance the interior design of our existing restaurants.

•	ENSURE A HIGH-QUALITY GUEST EXPERIENCE. We strive to provide a consistent, high-quality guest experience in order to generate frequent visiting patterns and brand loyalty. To achieve this goal, we focus on creating a fun, team-like culture for our restaurant employees, which we believe fosters a friendly and inviting atmosphere for our guests. Through extensive training, experienced restaurant-level management and rigorous operational controls, we seek to ensure prompt, friendly and efficient service to our guests. Our commitment to making each guest’s experience a consistently positive one is evidenced by Rubio’s list of “House Rules”, which is prominently displayed in each restaurant and defines the high level of quality and service our guests can expect from us.

•	EXECUTE DISCIPLINED REGIONAL EXPANSION STRATEGY. We believe that our restaurant concept has significant opportunities for expansion and that a growth strategy balancing company-owned unit growth with franchise unit growth will allow us to grow the brand in a high quality manner. Our current expansion plan calls for us to open eight to ten company-

owned restaurants in fiscal 2003. Through our extensive site selection process and criteria developed by our real estate committee, we principally target high-traffic, high-visibility locations, preferably an end-cap location, in urban and suburban markets with medium to high family income levels.

UNIT ECONOMICS

     In 2002, the 127 units open the entire year generated on a per unit basis average sales of $886,000, average operating income of $113,000, or 12.7% of sales, and average cash flow of $147,000, or 16.6% of sales. Comparable restaurant sales increased 1.6% in 2002 following a decrease of 0.3% in 2001 and an increase of 0.6% in 2000.

     We currently have 27 units open outside of California. For the year ended December 29, 2002, 24 of these units have over 15 months of operating results. In 2002 the 26 units open outside of California for more than 12 months generated average sales of $733,000, average operating income of $50,000, or 6.8% of sales, and average cash flow of $77,000 or 10.4% of sales. Based on a plan approved in 2001, during 2002, we closed three under performing locations, of which one was located outside of California.

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

     Historically, the size of our restaurants has generally ranged from 1,800 to 3,300 square feet, excluding our smaller, food court locations. We expect the size of our future sites to range from 2,300 to 2,800 square feet. We intend to continue to develop restaurants that will require, on average, a total cash investment of approximately $500,000 to $550,000, excluding estimated pre-opening expenses between $19,000 and $25,000 per unit.

EXISTING AND PROPOSED LOCATIONS

     The following table sets forth information about our existing and proposed units. As of March 10, 2003, we own and operate 61 restaurants in greater Los Angeles, which includes Los Angeles, Orange, San Bernardino, Ventura and Riverside counties, 39 restaurants in San Diego county, 21 restaurants in Phoenix/Tucson, Arizona, four restaurants in Denver, Colorado, five in the San Francisco, California area, four in the Sacramento, California area and two restaurants in Salt Lake City, Utah. In addition, we franchised our concept to other restaurant operators, one in Fresno, California, one in Bakersfield, California, one in Portland, Oregon and four in Las Vegas, Nevada. We also license our concept to other restaurant operators for three non-traditional locations in the San Diego area of California at Qualcomm Stadium, the San Diego International Airport food court and the Del Mar Thoroughbred Club. As of March 10, 2003, we have opened one new company-owned unit in 2003 located in San Diego County. We anticipate opening an additional seven to nine company stores during 2003, bringing the total company store openings to eight to ten for 2003. One of the seven to nine additional units we plan to open in 2003 is under construction. We have signed a lease for one of the seven to nine additional units scheduled to open in 2003 and have one signed lease for 2004 openings. We do not anticipate the opening of any additional franchise locations during 2003. The majority of our units are in high-traffic retail centers and are not stand-alone units.

		Under	Lease
Company-Owned Locations	Opened	Construction	Stores

Los Angeles Area	61	—	1
San Diego Area	39	—	1
Phoenix/Tucson Area	21	—	—
Denver Area	4	—	—
San Francisco Area	5	1	—
Sacramento Area	4	—	—
Salt Lake City Area	2	—	—

Total Company-Owned Locations	136	1	2

		Under	Lease
Franchise Locations	Opened	Construction	Stores

Fresno	1	—	—
Las Vegas	4	—	—
Bakersfield	1	—	—
Portland	1		—

Total Franchised Locations	7

EXPANSION AND SITE SELECTION

     We currently plan to open eight to ten company-owned units during 2003, one of which has opened as of March 10, 2003 and approximately 10-15 units in 2004. One lease each for the units to be opened in 2003 and in 2004, respectively, have been signed. We opened our first unit outside of California in Phoenix, Arizona in April 1997. We currently operate a total of 27 units outside of California, including 21 in Arizona, four in Colorado and two in Utah.

     Our expansion strategy targets major metropolitan areas that have attractive demographic characteristics. Once a metropolitan area is selected, we identify viable trade areas that have high-traffic patterns, strong demographics, such as high density of white collar families, medium to high family incomes, high education levels and density of both daytime employment and residential developments, limited competition within the trade area and strong retail and entertainment developments. Within a desirable trade area, we select sites that provide specific levels of visibility, accessibility, parking, co-tenancy and exposure to a large number of potential guests.

     We believe that the quality of our site selection criteria is critical to our continuing success. Therefore, our senior management team is actively involved in the selection of each new market and specific site, personally visiting all new markets and visiting most sites or conducting a video site tour prior to granting final approval. Each new market and site must be approved by our Real Estate Acquisition Committee, which consists of members of senior management. This process allows us to analyze each potential location, taking into account its effect on all aspects of our business.

     In connection with our strategy to expand into selected markets, we initiated a franchising program in late 2000. This franchising strategy requires us to devote management and financial resources to build the operational infrastructure needed to support the franchise of our restaurants. The franchising program earns revenue as follows: 1) area development fees, 2) new store opening fees, 3) royalties and 4) information technology help desk fees. All fees received from franchised operations are included in revenue as earned. Area development fees are recognized as revenue on the occurrence of certain deliverables: 1) 50% at the time an initial comprehensive analysis of the entire market is delivered to the franchisee and 2) 50% ratably recognized as an updated analysis per restaurant site is delivered. New store opening fees are recognized as revenue in the month a franchisee location opens. Royalties from franchised restaurants are recorded in revenue as earned. Information technology help desk fees are collected annually and are recorded ratably into revenue. Our franchising program involves, on average, initial cash investments of approximately $12,000 to $37,000 compared to initial cash investments, on average, of approximately $500,000 to $550,000, excluding pre-opening expenses for unit expansion strategies where company-owned units are developed and leased. As of March 10, 2003, we have three signed franchisee agreements. One agreement represents a commitment to open 8 units. The second agreement represents a commitment to open 6 units. Three of the 14 committed new units were open as of March 10, 2003. On April 15, 2002, we completed the third franchise agreement and the sale of four company-owned stores in the Las Vegas, Nevada market to a third franchisee.

MENU

     Our menu features made-to-order burritos, soft-shell tacos and quesadillas made with marinated, chargrilled chicken breast and lean steak, as well as seafood indicative of the Baja region of Mexico, such as chargrilled mahi mahi, sautéed shrimp and our signature Baja-style fish taco. Side items including our chips, beans and rice are all made fresh daily in our restaurants. Other ingredients, such as our fresh, handmade guacamole, shredded natural cheeses and our zesty chipotle sauce, also contribute to our quality image and distinctive flavor profiles. We also offer a self-serve salsa bar where guests can choose from four different salsas made fresh every day at each restaurant. Our prices range from $1.89 for a Baja-style fish taco to $6.99 for a lobster combo, which includes a lobster burrito, fish taco, chips and beans. Most units also offer a selection of imported Mexican and domestic beers.

     To provide added variety, from time to time we introduce limited time offerings such as our grilled fajitas, crispy shrimp taco and grilled chicken enchiladas. Some of these items have been permanently added to the menu, such as the lobster burrito.

     All of our units include a HealthMex section on their menu and Kid Pesky meals designed for children. Our HealthMex items are designed to have less than 20% of their calories from fat and include a chargrilled mahi mahi taco or a chargrilled chicken burrito served in a whole wheat tortilla.

     The Kid Pesky meals consist of a choice of chicken taquitos, quesadilla or a bean burrito, along with a side dish, drink, churro dessert and toy surprise.

DECOR AND ATMOSPHERE

     We believe that the decor and atmosphere of our restaurants is a critical factor in our guests’ overall dining experience. We strive to create the relaxed, casual environment that is reminiscent of the Baja region of Mexico. Our design elements include colorful Mexican tiles, saltwater aquariums with tropical fish, Baja beach photos and tropical prints, surfboards on the walls and authentic palm-thatched patio umbrellas, or palapas, in most existing locations. We believe the decor and atmosphere of our restaurants appeal to a broad variety of consumers, including families. Our new prototype design helps create a total experience for the guest through design, decor, uniforms and service.

MARKETING

     We use TV and radio broadcast advertising as a marketing tool to increase our brand awareness, attract new guests and build guest loyalty to drive frequency. Our advertising is designed to portray ourselves as a high-quality, quick-casual Mexican food restaurant and to promote special offers or introduce flavorful new products to increase sales and transactions. Examples of these offers include limited-time-only product introductions, such as our grilled chicken and steak fajitas, as well as occasional price promotions, such as our annual “Great Catch” 99-cent fish taco special. Media used for these promotions include television, radio, coupons and in-store merchandising materials. We believe word-of-mouth advertising is also a key component in attracting new guests.

     As part of our expansion strategy, we select target markets which we believe will support multiple units and the efficient use of broadcast advertising. Upon entry into each new market, we often hire local public relations firms to help establish brand awareness for our restaurants as we build toward media efficiency. In 2002 we spent approximately $4.9 million on marketing. We expect our marketing expenditures to increase as we add new restaurants and focus on building awareness to drive new guests in and increase our sales.

OPERATIONS

     UNIT MANAGEMENT AND EMPLOYEES

     Our typical restaurant employs one general manager, one to two assistant managers and 18 to 22 hourly employees, approximately 40% of which are full-time employees and approximately 60% of which are part-time employees. The general manager is responsible for the day-to-day operations of the restaurant, including food quality, service, staffing and product ordering. We seek to hire experienced general managers and staff and to motivate and retain them by providing opportunities for increased responsibilities and advancement, as well as performance-based cash incentives. These performance incentives are tied to sales and profitability. We also have granted general managers options to purchase shares of our common stock when hired or promoted. All employees working more than 30 hours per week are eligible for health benefits, and employees over 21 years of age and working more than two months are eligible to participate in our 401(k) plan.

     We currently employ 14 district managers, each of whom reports to a regional director. These district managers direct unit management in all phases of restaurant operations, as well as assist in opening new units. We grant district managers and regional directors options to purchase shares of our common stock when hired or promoted.

     TRAINING

     We strive to maintain quality and consistency in each of our units through the careful training and supervision of personnel and the establishment of, and adherence to, high standards relating to personnel performance, food and beverage preparation, guest service, and maintenance of facilities. We have implemented a training program that is designed to teach new managers the technical and supervisory skills necessary to direct the operations of our restaurants in a professional and profitable manner. Each manager must successfully complete a five-week training course, which includes hands-on experience in both the kitchen and dining areas. We have also prepared operations manuals and videotapes relating to food and beverage handling (particularly food safety and sanitation), preparation and service. In addition, we maintain a continuing education program to provide our unit managers with ongoing training and support. We strive to maintain a team-oriented atmosphere and instill enthusiasm and dedication in our employees. We regularly solicit employee suggestions concerning the improvement of our operations in order to be responsive to both them and our guests.

     QUALITY CONTROLS

     Our emphasis on excellent guest service is enhanced by our quality control programs. We welcome comments on the quality of service and food at our restaurants by maintaining a toll-free guest hotline, guest feedback form on our website, and periodically distributing guest surveys. District managers are directly responsible for ensuring that guest comments are addressed appropriately to achieve a high level of guest satisfaction. Our Director of Food and Beverage is also responsible for ensuring product consistency and quality among our restaurants.

     HOURS OF OPERATION

     Our units are generally open Sunday through Thursday from 10:30 a.m. until 10:00 p.m., and on Friday and Saturday from 10:30 a.m. to 11:00 p.m.

MANAGEMENT INFORMATION SYSTEMS

     All of our restaurants use computerized point-of-sale systems, which are designed to improve operating efficiency, provide corporate management timely access to financial and marketing data, and reduce restaurant and corporate administrative time and expense. These systems record each order and print the food requests in the kitchen for the cooks to prepare. The data captured for use by operations and corporate management includes gross and net sales amounts, cash and credit card receipts and quantities of each menu item sold. Sales and receipt information is transmitted to the corporate office daily, where it is reviewed and reconciled by the accounting department before being recorded in the accounting system. The daily sales information is polled nightly to the corporate office and distributed to management via an intranet web page each morning. A windows-based back office system is used in all operating units to manage food cost, labor cost, and sales reporting. We recently rolled out an upgraded labor scheduling program system-wide to more aggressively manage labor throughout all operating units. On a weekly basis, a trend report of actual food cost compared to ideal food cost is also generated.

     Our corporate systems provide management with operating reports that show restaurant performance comparisons with budget and prior year results both for the current accounting period and year-to-date, as well as trend formats by both dollars and percents of sales. These systems allow us to closely monitor restaurant sales, cost of sales, labor expense and other restaurant trends on a daily, weekly and monthly basis. We believe these systems will enable both unit and corporate management to adequately manage the operational and financial performance of the restaurants in support of today’s operations as well as any planned expansion.

PURCHASING

     We strive to obtain consistently high-quality ingredients at competitive prices from reliable sources. To attain operating efficiencies and to provide fresh ingredients for our food products while obtaining the lowest possible ingredient prices for the required quality, purchasing employees at the corporate office control the purchasing of food items through buying from a variety of national, regional and local suppliers at negotiated prices. Most food, produce and other products are shipped from a central distributor directly to the units two to four times per week. Our contract with this distributor was renewed in January 2003. Tortillas are delivered daily from local suppliers in most of our units to ensure product freshness. We do not maintain a central food product warehouse or commissary. We do, however, maintain some products in third party warehouses for certain seafood items. Except for our contract with our central distributor and several contracts ranging from six to 12 months for pollock, chicken and some beef, we do not have any long-term contracts with our food suppliers. In the past, we have not experienced significant delays in receiving our food and beverage inventories, restaurant supplies or equipment.

COMPETITION

     The restaurant industry is intensely competitive. There are many different segments within the restaurant industry that are distinguished by types of service, food types and price/value relationships. We position our restaurants in the high-quality, quick-casual Mexican food segment of the industry. In this segment, our direct competitors include Baja Fresh, La Salsa and Chipotle. We also compete indirectly with full-service Mexican restaurants including Chevy’s, Chi Chi’s and El Torito and fast food restaurants, particularly those focused on Mexican food such as Taco Bell and Del Taco. Competition in this industry segment is based primarily upon food quality, price, restaurant ambiance, service and location. Although we believe we compete favorably with respect to each of these factors, many of our direct and indirect competitors are well-established national, regional or local chains and have substantially greater financial, marketing, personnel and other resources. We also compete with many other retail establishments for site locations.

TRADEMARKS AND SERVICE MARKS

     We have registered a total of four trademarks and 12 service marks including, but not limited to, “Rubio’s,” “Rubio’s Baja Grill, Home of the Fish Taco,” “Home of the Fish Taco,” “HealthMex,” “Pesky,” “Baja Grill,” “Best of Baja,” “Discover the Taste of True Baja,” “Discover the True Taste of Baja,” “Discover True Baja,” “Mas Food, Less Dinero,” “Nachos Not So Grande” and “True Baja” with the United States Patents and Trademark Office. In addition, we have filed applications for “Rubio’s Fresh Mexican Grill” and “Cerveza Time”. We believe that the trademarks, service marks and other proprietary rights have significant value and are important to the marketing of our restaurant concept.

SEASONALITY

     Our business is subject to seasonal fluctuations. Historically, sales in most of our restaurants have been higher during the second and third quarter of each fiscal year, during the warmer spring and summer months, particularly because most of our restaurants offer patio seating. As a result, our highest earnings generally occur in the second and third quarters of each fiscal year.

GOVERNMENT REGULATION

     Our restaurants are subject to licensing and regulation by state and local health, sanitation, safety, fire and other authorities, including licensing and regulation requirements for the sale of alcoholic beverages and food. To date we have not experienced an inability to obtain or maintain any necessary licenses, permits or approvals, including restaurant, alcoholic beverage and retail licensing. In addition, the development and construction of additional units are also subject to compliance with applicable zoning, land use and environmental regulations.

INTERNET ADDRESS

     Our internet address is www.rubios.com. Periodic and current SEC reports are available, free of charge, through links displayed on our website.

RISK FACTORS

     Any investment in our common stock involves a high degree of risk. You should consider carefully the following information about these risks, together with the other information contained in this annual report, before you decide to buy our common stock. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our operations. If any of the following risks actually occur, our business would likely suffer and our results could differ materially from those expressed in any forward-looking statements contained in this annual report including those contained in the section captioned “Business” under Item 1 above and the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under Item 7 below. In such case, the trading price of our common stock could decline, and you may lose all or part of the money you paid to buy our common stock.

OUR EXPECTED REVENUES, COMPARABLE STORE SALES AND OVERALL EARNINGS PER SHARE MAY NOT BE ATTAINED DUE TO FACTORS REGARDING OUR BRAND AWARENESS OR MARKETING STRATEGY AND/OR OUR ABILITY TO MANAGE ONGOING AND UNANTICIPATED COSTS.

     Our expected sales levels and earnings rely heavily on the acceptability and quality of the products we serve. If any variances are experienced with respect to the recognition of our brand, the acceptableness of our promotions, or the ability to manage our ongoing operations, including the ability to absorb unexpected costs, we could fall short of our revenue and earnings expectations. Factors that could have a significant impact on earnings include:

•	labor costs for our hourly and management personnel, including increases in federal or state minimum wage requirements;

•	fluctuations in food and beverage costs, particularly the cost of chicken, beef, fish, cheese and produce;

•	costs related to our leases;

•	timing of new restaurant openings and related expenses;

•	the amount of sales contributed by new and existing restaurants;

•	our ability to achieve and sustain profitability on a quarterly or annual basis;

•	the ability of our marketing initiatives and operating improvement initiatives to increase sales;

•	consumer confidence;

•	changes in consumer preferences;

•	the level of competition from existing or new competitors in the quick-casual restaurant industry;

•	impact of weather on revenues and costs of food;

•	insurance and utility costs; and

•	general economic conditions.

OUR CURRENT PROJECTS TO IMPROVE OUR BRAND COULD HAVE A MATERIAL ADVERSE IMPACT ON THE COMPANY.

     We are working on a number of projects designed to improve the strength of our brand and increase sales. These projects include our new prototype restaurant design, a potential store remodel or continuing reimage program for existing restaurants, signage changes, new menu items, bigger portions, additional salsa bar choices and new product packaging.

     The implementation of these projects has capital costs and expenses associated with it. The increase in portion sizes, packaging, new menu items and salsa bar changes will increase the food and paper cost of our restaurants. There is a risk that if these changes do not result in increased sales, either through increased transactions or higher average check or both, there could be a material adverse impact on our company’s earnings. Also, the capital requirements of these projects could have an adverse material impact on our cash balances and liquidity.

WE MAY NOT PREVAIL IN OUR DEFENSE OF THE CLASS ACTION CLAIMS RELATED TO CALIFORNIA EXEMPT EMPLOYEE LAWS.

     During 2001, two similar class action claims were filed against us. Although the cases have not been certified as a class, they have been consolidated into one proceeding and involve the issue of whether employees and former employees in the general manager and assistant manager positions who worked in our California restaurants during specified time periods were misclassified as exempt and deprived of overtime pay. Although we believe these matters are without merit and we intend to vigorously defend the claims related to these matters, we are unable at present to predict the probable outcome of these matters, the amount of damages that may occur if we do not prevail or the amount of any potential settlement. This area of the law is rapidly evolving. An unfavorable outcome in these matters or a significant settlement may have a material adverse impact on our earnings.

OUR FAILURE OR INABILITY TO ENFORCE OUR CURRENT AND FUTURE TRADEMARKS AND TRADE NAMES COULD ADVERSELY AFFECT OUR EFFORTS TO ESTABLISH BRAND EQUITY.

     Our ability to successfully expand our concept will depend on our ability to establish and maintain “brand equity” through the use of our current and future trademarks, service marks, trade dress and other proprietary intellectual property, including our name and logos. We currently hold four trademarks and have 12 service marks relating to our brand and we’ve filed applications for two additional marks. Some or all of the rights in our intellectual property may not be enforceable, even if registered against any prior users of similar intellectual property or our competitors who seek to utilize similar intellectual property in areas where we operate or intend to conduct operations. If we fail to enforce any of our intellectual property rights, we may be unable to capitalize on our efforts to establish brand equity. It is also possible that we will encounter claims from prior users of similar intellectual property in areas where we operate or intend to conduct operations.

     On October 2, 2002, La Salsa, Inc., by correspondence, requested that we immediately stop all use of the phrase “FRESH MEXICAN GRILL”, which La Salsa, Inc. contends is its service mark. We believe that La Salsa, Inc. has no current enforceable right against us to the phrase “Fresh Mexican Grill” under U.S. trademark law and have advised La Salsa, Inc. through counsel. On January 24, 2003, by correspondence, La Salsa, Inc. requested that the Company enter into a license agreement for the “Fresh Mexican Grill” service mark in order to avoid litigation. The Company has not yet formally responded to this correspondence.

     La Salsa, Inc. is the owner of registration number 2,142,545 on the Principal Register of the USPTO for “La Salsa Fresh Mexican Grill”. This registration disclaims any right to “Fresh Mexican Grill”. La Salsa, Inc. is the owner of registration number 2,190,028 on the Supplemental Register of the USPTO for “Fresh Mexican Grill”. This supplemental registration disclaims any right to “Mexican Grill”. On March 1, 2001, La Salsa, Inc. filed another application with the USPTO to attempt registration of “Fresh

Mexican Grill” on the Principal Register. The USPTO initially issued a final refusal to La Salsa, Inc.’s effort to register “Fresh Mexican Grill” on the Principal Register, finding that the mark was generic and descriptive. La Salsa, Inc. sought reconsideration of that refusal and amended its application to disclaim “Mexican Grill.” The USPTO reconsidered its refusal and without written opinion has indicated the mark will be approved for publication. If so, the opposition period will open on April 8, 2003. Because of the descriptive nature of “Fresh Mexican Grill”, we believe that opposition to the mark will be successful.

     La Salsa, Inc. to date has not filed a lawsuit against us. We intend to vigorously defend our right to use the term “Fresh Mexican Grill” and believe we will be successful in doing so.

WE HAVE CREATED RESERVES RELATED TO THE CLOSURE OF SOME SELECTED STORES. IF THE AMOUNT OF THESE RESERVES ARE INADEQUATE, WE COULD EXPERIENCE AN ADVERSE EFFECT TO OUR EARNINGS EXPECTATIONS IN THE FUTURE.

     Our reserves for expenses related to closed stores are estimates. The amounts we have recorded are our reasonable assumptions based on the condition of these locations at this point in time. The conditions regarding these locations may adversely change in the future and materially affect our future earnings. We will review these reserves on a quarterly basis and will likely have adjustments that may materially have a positive or negative impact to our future earnings. In 2001, we set up a reserve for underperforming restaurants we planned to close. Most of these store closures have been completed and lease terminations have been negotiated and at year-end 2002, we adjusted the store closure reserve positively based on the favorable progress we’ve made with lease terminations or subleases.

OUR OPERATING RESULTS MAY FLUCTUATE SIGNIFICANTLY DUE TO SEASONALITY AND OTHER FACTORS, WHICH COULD HAVE A NEGATIVE EFFECT ON THE PRICE OF OUR COMMON STOCK.

     Our business is subject to seasonal fluctuations. Historically, sales in most of our restaurants have been higher during the second and third quarters of each fiscal year. As a result, we generally find our highest earnings occur in the second and third quarters of each fiscal year. Accordingly, results for any one quarter or for any year are not necessarily indicative of results to be expected for any other quarter or for any other year. Comparable unit sales for any particular future period may decrease vs. previous history.

THE ABILITY TO ATTRACT AND RETAIN HIGHLY QUALIFIED PERSONNEL TO OPERATE, MANAGE AND SUPPORT OUR RESTAURANTS IS EXTREMELY IMPORTANT AND OUR FAILURE TO DO SO COULD ADVERSELY AFFECT US.

     Our success and the success of our individual restaurants depends upon our ability to attract and retain highly motivated, well-qualified restaurant operators and management personnel, as well as a sufficient number of qualified employees, including guest service and kitchen staff, to keep pace with our expansion schedule. Qualified individuals needed to fill these positions are in short supply in some geographic areas. Our ability to recruit and retain such individuals may delay the planned openings of new restaurants or result in higher employee turnover in existing restaurants, which could have a material adverse effect on our business or results of operations. We also face significant competition in the recruitment of qualified employees. In addition, we are heavily dependent upon the services of our officers and key management involved in restaurant operations, marketing, product development, finance, purchasing, real estate development, information technologies, human resources and administration. The loss of any of these individuals could have a material adverse effect on our business and results of operations. We generally do not have long-term employment contracts with key personnel except for the employment agreement with our newly named President and Chief Operating Officer, Sheri Miksa.

WE OFFER A FRANCHISE PROGRAM. WE MAY BE UNSUCCESSFUL IN FULLY EXECUTING THIS PROGRAM.

     We started a franchise program by entering into agreements with three franchisee groups between 2001 and 2002. These three agreements represent commitments to open 14 units. As of March 10, 2003, three franchisee restaurants have been opened under these three agreements. On April 15, 2002, we completed the sale of four company-owned stores in the Las Vegas, Nevada market to one of these franchisee groups. Restaurant companies typically rely on franchise revenues as a significant source of revenues and potential for growth. Our inability to successfully execute our franchising program could adversely affect our business and results of operations. The opening and success of franchised restaurants is dependent on a number of factors, including availability of suitable sites, negotiations of acceptable lease or purchase terms for new locations, permitting and government regulatory compliance and the ability to meet construction schedules. The franchisees may not have all of the business abilities or access to financial resources necessary to open our restaurants or to successfully develop or operate our restaurants in their franchise areas in a manner consistent with our standards.

WE MAY BE UNABLE TO FUND OUR SUBSTANTIAL WORKING CAPITAL REQUIREMENTS AND MAY NEED ADDITIONAL FUNDING SOONER THAN WE ANTICIPATE.

     We believe that the proceeds from the initial public offering completed in May 1999, together with anticipated cash flow from operations and funds anticipated to be available from a credit facility will be sufficient to satisfy our working capital requirements for at least the next 12 months. We may need to seek additional financing sooner than we anticipate as a result of the following factors:

•	capital needs associated with the potential re-image and/or remodel of our restaurants, signage changes, menu related changes and other projects;

•	changes in our operating plans;

•	changes in our expansion plans;

•	lower than anticipated sales of our menu offerings;

•	our ability to meet the financial covenants of our credit facility;

•	increased food, labor costs or other expenses;

•	adverse results in litigation or similar claims;

•	potential acquisitions; or

•	other events or contingencies.

     Additional financing may not be available on acceptable terms, or at all. If we fail to obtain additional financing as needed, our business and results of operations would likely suffer.

FUTURE EXPANSION INTO NEW GEOGRAPHIC AREAS INVOLVES A NUMBER OF RISKS THAT COULD DELAY OR PREVENT THE OPENING OF NEW RESTAURANTS OR REQUIRE US TO ADJUST OUR EXPANSION STRATEGY.

     Almost all of our current restaurants are located in the western region of the United States. Our expansion into geographic areas outside the West involves a number of risks, including:

•	lack of market awareness or acceptance of our restaurant concept in new geographic areas;

•	uncertainties related to local demographics, tastes and preferences;

•	local customs, wages, costs and other legal and economic conditions particular to new regions;

•	the need to develop relationships with local distributors and suppliers for fresh produce, fresh tortillas and other ingredients; and

•	potential difficulties related to management of operations located in a number of broadly dispersed locations.

     We may not be successful in addressing these risks. Although we do not have current plans to expand substantially into new markets outside our core markets, if and when we do, we may not be able to open planned new operations on a timely basis, or at all in these new areas. Also, new restaurants typically will take several months to reach planned operating levels due to inefficiencies typically associated with expanding into new regions, such as lack of market awareness, acceptance of our restaurant concept and inability to hire sufficient high-quality staff.

IF WE ARE NOT ABLE TO SUCCESSFULLY PURSUE OUR EXPANSION STRATEGY, OUR BUSINESS AND RESULTS OF OPERATIONS MAY BE ADVERSELY IMPACTED.

     We currently plan to open approximately eight to ten Company-owned restaurants in 2003, one of which has been opened as of March 10, 2003. None of the planned 2003 openings are outside California. Our ability to successfully achieve our expansion strategy will depend on a variety of factors, many of which are beyond our control.

These factors include:

•	our ability to operate our restaurants profitably;

•	our ability to respond effectively to the intense competition in the quick-casual restaurant industry;

•	our ability to locate suitable high-quality restaurant sites or negotiate acceptable lease terms;

•	our ability to obtain required local, state and federal governmental approvals and permits related to construction of the sites, food and alcoholic beverages;

•	our dependence on contractors to construct new restaurants in a timely manner;

•	our ability to attract, train and retain qualified and experienced restaurant personnel and management;

•	our need for additional capital and our ability to obtain such capital on favorable terms or at all; and

•	general economic conditions.

     If we are not able to successfully address these factors, we may not be able to expand at the rate contemplated and may have to adjust our expansion strategy, and our business and results of operations may be adversely impacted.

GOVERNMENT REGULATION CHANGES MAY IMPACT OUR BUSINESS

     Our restaurants are subject to licensing and regulation by state and local health, sanitation, safety, fire and other authorities, including licensing and regulation requirements for the sale of food and alcoholic beverages. A substantial number of our employees are subject to various minimum wage requirements. Many of our employees work in restaurants located in California and receive salaries equal to or slightly greater than the California minimum wage. The State of California hourly minimum wage is $6.75.

     Additionally, the State of California has increased benefits provided to employees covered under workers’ compensation insurance. Federal and state laws may also require us to provide paid and unpaid leave to our employees, which could result in significant additional expense to us. Similarly, various proposals which would require employers to provide health insurance for all of their employees are being considered from time to time in Congress and various states. The imposition of any requirement that we provide health insurance to all employees would have a material adverse impact on the operations and financial condition of our business and the restaurant industry.

     In 2001, the State of California entered into long-term energy contracts at fixed prices. Similar proposals may come before legislators or voters in other jurisdictions in which we operate or seek to operate. The effect of these and further governmental regulations and actions may have a material adverse impact on our earnings.

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

     As of March 10, 2003, all but six of our existing restaurants are located in the western region of the United States. Accordingly, we are susceptible to fluctuations in our business caused by adverse economic or other conditions in this region, including natural disasters, terrorist activities or similar events. Our significant investment in, and long-term commitment to, each of our units limits our ability to respond quickly or effectively to changes in local competitive conditions or other changes that could affect our operations. In addition, some of our competitors have many more units than we do. Consequently, adverse economic or other conditions in a region, a decline in the profitability of several existing units or the introduction of several unsuccessful new units in a geographic area, could have a more significant effect on our results of operations than would be the case for a company with a larger number of restaurants or with more geographically dispersed restaurants.

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

THE RESTAURANT INDUSTRY IS INTENSELY COMPETITIVE AND WE MAY NOT HAVE THE RESOURCES TO COMPETE ADEQUATELY.

     The restaurant industry is intensely competitive. There are many different segments within the restaurant industry that are distinguished by types of service, food types and price/value relationships. We position our restaurants in the high-quality, quick-casual Mexican food segment of the industry. In this segment, our direct competitors include Baja Fresh, La Salsa and Chipotle. We also compete indirectly with full-service Mexican restaurants including Chevy’s, Chi Chi’s and El Torito and fast food restaurants, particularly those focused on Mexican food such as Taco Bell and Del Taco. Competition in our industry segment is based primarily upon food quality, price, restaurant ambiance, service and location. Many of our direct and indirect competitors are well-established national, regional or local chains and have substantially greater financial, marketing, personnel and other resources than we do. We also compete with many other retail establishments for site locations.

OUR CURRENT INSURANCE MAY NOT PROVIDE ADEQUATE LEVELS OF COVERAGE AGAINST CLAIMS OR THE AFFECTS OF ADVERSE PUBLICITY.

     There are types of losses we may incur that may be uninsurable or that we believe are not economically insurable, such as losses due to earthquakes and other natural disasters. In view of the location of many of our existing and planned units, our operations are particularly susceptible to damage and disruption caused by earthquakes. Further, we do maintain insurance coverage for employee-related litigation, however, the deductible per incident is high and because of the high cost, we carry only limited insurance for the effects of adverse publicity. In addition, punitive damage awards are generally not covered by insurance. We may also be subject to litigation which, regardless of the outcome, could result in adverse publicity and damages. Such litigation, adverse publicity or damages could have a material adverse effect on our business and results of operations. We do from time to time have employee related claims brought against us. These claims and expenses related to these claims typically have not been material to our overall financial performance. We may experience claims or be the subject of complaints or allegations from former, current or prospective employees from time to time that are material in nature and that may have a material adverse effect on our financial results.

WE MAY INCUR SIGNIFICANT REAL ESTATE RELATED COSTS AND LIABILITIES WHICH COULD ADVERSELY AFFECT OUR FINANCIAL CONDITION

     The majority of our units are leased locations in multi-unit retail centers. The age and condition of the real estate we occupy varies. Some of our locations may require significant repairs due to normal deterioration or due to sudden and accidental incidents, such as plumbing failures. It is difficult to predict how many of our unit locations will require major repairs or refurbishment, and it is also difficult to predict what portion of these potential costs would be covered by insurance. Also, as a lessee of real estate, we are subject to and have received claims that our operations at these locations may have caused property damage or personal injury to others. The fact that the majority of our units are located in multi-unit retail buildings means that if there is a plumbing failure or other event in one of our units, neighboring tenants may be affected, which can subject us to liability for property damage and personal injuries. If we were to incur increased real estate costs and liabilities, it could adversely affect our financial condition and results of operations.

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

OUR COMMON STOCK MAY NOT DEVELOP AND MAINTAIN AN ACTIVE, LIQUID TRADING MARKET.

     We completed our initial public offering in May 1999. Prior to this offering, there was no public market for our common stock. An active trading market in and increased liquidity of our common stock may not develop and be maintained.

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

THE INTERESTS OF OUR CONTROLLING STOCKHOLDERS MAY CONFLICT WITH YOUR INTERESTS.

     As of March 10, 2003, the executive officers, directors and entities affiliated with them, in the aggregate, beneficially own approximately 32.3% of our outstanding common stock. These stockholders are able to exercise control over all matters requiring approval by our stockholders, including the election of directors and approval of significant corporate transactions. This concentration of ownership may also have the effect of delaying or preventing a change in control of our Company.

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

MANAGEMENT

OUR EXECUTIVE OFFICERS

     As of March 10, 2003, our executive officers are as follows:

NAME	AGE	POSITION WITH THE COMPANY

Ralph Rubio	48	Chief Executive Officer and Director
Sheri Miksa	46	President and Chief Operating Officer
Gary Allen	44	Controller and Interim Chief Financial Officer

     RALPH RUBIO, the Company’s co-founder, has been Chairman and Chief Executive Officer of Rubio’s Restaurants, Inc since 1983. Mr. Rubio has overseen the tremendous growth of Rubio’s and has been instrumental in creating a leading quick-casual Mexican concept. Prior to founding Rubio’s, Mr. Rubio was employed in restaurant management and in various other positions at the Old Spaghetti Factory, Hungry Hunter and Harbor House restaurant chains. Mr. Rubio holds a Bachelor’s degree in Liberal Studies from San Diego State University and has more than 27 years of experience in the restaurant industry.

     SHERI MIKSA was appointed President and Chief Operating Officer in September 2002. Prior to joining Rubio’s, Ms. Miksa served as Chief Operating Officer of Seattle Coffee Company, a subsidiary of AFC Enterprises, Inc., parent company of Seattle’s Best Coffee®, LLC, and Torrefazione Italia Coffee®, LLC, based in Seattle. Prior to that, she served as Vice President, Operations, for LSG Sky Chefs, a leader in airline catering services. She spent over six years in key operational leadership roles at Taco Bell Corp., a subsidiary of YUM! Brands, Inc.; ultimately she had accountability for a region of over 210 restaurants. Prior to that, Ms. Miksa was employed in management and marketing positions at Sceptre Hospitality Resources, Inc., Frito-Lay, Inc., General Foods Corporation and ARCO (as General Manager for a 2000 bed hotel in Prudhoe Bay, Alaska). Ms. Miksa has an MBA from the Stanford Graduate School of Business, a BA in psychology from the University of Alaska, and has nearly 25 years in the food service/restaurant and hospitality industries.

     GARY ALLEN has served as Controller since May 2002 and as Interim Chief Financial Officer since December 2002. Prior to joining Rubio’s, Mr. Allen served as Vice President/Controller of The Westwind Group, a privately held company and the sixth largest Burger King franchisee, from 2000 to 2002. Prior to that, Mr. Allen served as Vice President/Controller for Pacific Eyes & T’s, a privately held retail clothing company, from 1992 to 2000. Mr. Allen is a certified public accountant with fifteen years of controllership, twelve of which are in the restaurant or retail industries.

Item 2. PROPERTIES

     Our corporate headquarters are located in Carlsbad, California. The principal executive offices of our wholly-owned subsidiary, Rubio’s Restaurants of Nevada, Inc. are also located in Carlsbad, California. We occupy our headquarters under a lease that terminates on November 30, 2005, with options to extend the lease for an additional 13 years. We lease each of our restaurant facilities with the exception of the El Cajon unit, where the Company owns the building but leases the land. The majority of the leases are for 10-year terms and include options to extend the terms. The majority of the leases also include both fixed rate and percentage-of-sales rent provisions.

Item 3. LEGAL PROCEEDINGS

     On June 28, 2001, a class action complaint was filed against us in Orange County, California Superior Court by a former employee, who worked in the position of general manager. A second similar class action complaint was filed in Orange County, California Superior Court on December 21, 2001, on behalf of another former employee who worked in the positions of general manager and assistant manager. We classify both positions as exempt. The former employees each purport to represent a class of former and current employees who are allegedly similarly situated. These cases currently involve the issue of whether employees and former employees in the general and assistant manager positions who worked in the California restaurants during specified time periods were misclassified as exempt and deprived of overtime pay. In addition to unpaid overtime, these cases seek to recover waiting time penalties, interest, attorneys’ fees and other types of relief on behalf of the current and former employees that these former employees purport to represent.

     We believe these cases are without merit and intend to vigorously defend against the related claims. These cases are in the early stages of discovery, and the status of the class action certification is yet to be determined for both suits. The two cases have been consolidated into one action. In 2002, the court granted a motion to disqualify the Company’s counsel. The proceeding has been stayed pending appeal of that disqualification. The reconsideration hearing held was on March 18, 2003, and a ruling is expected within 90 days. We continue to evaluate results in similar proceedings and to consult with advisors with specialized expertise. We are presently unable to predict the probable outcome of this matter or the amounts of any potential damages at issue. An unfavorable outcome in this matter or a significant settlement could have a material impact on our financial position and results of operations.

     We are unaware of any other litigation that we believe could have a material adverse effect on our results of operations, financial position or business.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted to a vote of our stockholders during the quarter ended December 29, 2002.

PART II

Item 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Our common stock is listed on the Nasdaq National Market under the symbol RUBO. Our common stock began trading on May 21, 1999. The last reported closing sales price of our common stock by Nasdaq on March 21, 2003 was $ 4.62.

     The following table sets forth, for the periods indicated, the high and low closing sales prices for our common stock for each quarter of our two most recent fiscal years, as regularly reported on the Nasdaq National Market. Such quotations represent inter-dealer prices without retail markup, markdown or commission and may not necessarily represent actual transactions.

	High	Low

First Quarter 2001	$4.75	$2.63
Second Quarter 2001	$5.70	$3.25
Third Quarter 2001	$5.15	$3.00
Fourth Quarter 2001	$3.49	$2.99
First Quarter 2002	$6.20	$3.15
Second Quarter 2002	$9.74	$5.50
Third Quarter 2002	$9.00	$4.76
Fourth Quarter 2002	$7.07	$4.20

     Since our initial public offering in May, 1999, we have not declared or paid any cash dividends on our common stock. We currently intend to retain all earnings for the operation and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future. As of March 10, 2003, there were approximately 7,255 beneficial stockholders of our common stock, including 376 holders of record. Our revolving line of credit agreement restricts the payment of cash dividends and other stock redemptions or repurchases, as defined in the agreement, without prior consent of the lender.

     The registration statement on Form S-1 filed by us with the SEC in connection with our initial public offering (File No. 333-75087) as amended, was declared effective by the SEC on May 20, 1999. Our net proceeds after deducting the total expenses were approximately $23.4 million. As disclosed in our initial public offering prospectus, a portion of the offering proceeds was used to repay the remaining $1.5 million balance of our term loan agreement with a financial institution. The remaining proceeds have conformed with our intended use outlined in the prospectus, which has been to construct new restaurants and to fund our working capital needs. These net expenditures were approximately $19.9 million. We currently have approximately $2.0 million remaining from our initial public offering.

Item 6. SELECTED FINANCIAL DATA

     Our fiscal year is 52 or 53 weeks, ending the Sunday closest to December 31. Fiscal years 2001, 2002 and fiscal years 1998 and 1999 include 52 weeks. Fiscal year 2000 includes 53 weeks.

     The following selected consolidated financial data should be read in conjunction with our consolidated financial statements and the accompanying notes included on pages F-1 through F-17 of this annual report on Form 10-K and with Management’s Discussion and Analysis of Financial Condition and Results of Operations included under Item 7, under Part II of this annual report on Form 10-K. These historical results are not necessarily indicative of the results to be expected in the future (In thousands, except per share data).

	Fiscal Years

	2002	2001	2000	1999	1998

CONSOLIDATED STATEMENTS OF OPERATIONS DATA:
Restaurant sales	$119,310	$112,728	$95,583	$67,745	$44,586
Franchise and licensing revenue	253	211	150	109	113

Total revenue	119,563	112,939	95,733	67,854	44,699
Costs and expenses:
Cost of sales	32,580	31,368	28,348	19,976	13,074
Restaurant labor, occupancy and other	67,553	64,682	50,886	34,197	22,708
General and administrative expenses	9,625	10,316	10,281	7,755	6,056
Depreciation and amortization	5,184	5,124	4,296	2,993	1,946
Pre-opening expenses	155	412	758	662	319
Asset impairment and store closure expense (reversal)	(815)	11,429	2,237	—	—
Loss on disposal/sale of property	250	102	27	4	5

Operating income (loss)	5,031	(10,494)	(1,100)	2,267	591
Other (expense) income, net	(14)	170	708	501	258

Income (loss) before income taxes	5,017	(10,324)	(392)	2,768	849
Income tax (expense) benefit	(1,998)	3,867	161	(1,117)	66

Net income (loss)	$3,019	$(6,457)	$(231)	$1,651	$915

Net income attributable to common stockholders				$1,513	$568

Net income (loss) per share
Basic	$.33	$(0.72)	$(0.03)	$0.26	$0.55
Diluted	.33	(0.72)	(0.03)	0.20	0.14
Shares used in computing net income (loss) per share
Basic	9,017	8,920	8,883	5,741	1,033
Diluted	9,137	8,920	8,883	8,094	6,418

	Fiscal

	2002	2001	2000	1999	1998

CONSOLIDATED BALANCE SHEET DATA:
Cash and cash equivalents	$8,578	$4,710	$1,311	$3,459	$786
Total assets	51,155	50,649	52,267	50,038	25,751
Long-term debt, including current portion	1,000	1,000	—	—	1,856
Redeemable convertible preferred stock	—	—	—	—	17,695
Total stockholders’ equity	40,360	36,624	42,956	43,122	196

Please see the consolidated financial statements and related notes appearing on pages F-1 through F-17 of this annual report for the determination of number of shares used in computing basic and diluted net income (loss) per share for fiscal years 2002, 2001 and 2000.

     Net income attributable to common stockholders includes the effect of the accretion on the redeemable convertible preferred stock which reduces net income attributable to common stockholders for the related periods. Net income attributable to common stockholders for the fiscal years 1999 and 1998 diluted earnings per share calculation is $1,651,000 and $915,000, respectively. The difference from the basic calculation is due to the reversal of the accretion on the redeemable convertible preferred stock as such stock is assumed to be converted to common stock for purposes of the diluted calculation.

     Net income for fiscal year 1998 was favorably impacted by the reversal of a $452,000 deferred tax asset allowance that was previously provided for in fiscal year 1997. We eliminated the valuation allowance in 1998 due to our belief that current year activity made realization of such benefit more likely than not.

     Net income for the fiscal year 2002 was favorably impacted by the reversal of the store closure expense of $815,000. Previously, net income for the fiscal years of 2001 and 2000 was unfavorably impacted by the store closure and impairment expenses of $11.4 million and $2.2 million, respectively.

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THE FOLLOWING DISCUSSION OF OUR FINANCIAL CONDITION AND RESULTS OF OPERATIONS SHOULD BE READ IN CONJUNCTION WITH OUR CONSOLIDATED FINANCIAL STATEMENTS AND NOTES APPEARING ELSEWHERE IN THIS ANNUAL REPORT. SEE “RISK FACTORS” UNDER ITEM 1, OF PART I OF THIS ANNUAL REPORT REGARDING CERTAIN FACTORS KNOWN TO US THAT COULD CAUSE REPORTED FINANCIAL INFORMATION NOT TO BE NECESSARILY INDICATIVE OF FUTURE RESULTS.

OVERVIEW

     We opened our first restaurant under the name “Rubio’s, Home of the Fish Taco” in 1983. We position our restaurants in the high-quality, quick-casual Mexican food segment of the restaurant industry. Our business strategy is to become the leading brand in this industry segment.

     Rubio’s Restaurants, Inc. was incorporated in California in 1985 and reincorporated in Delaware in 1997. In May 1999, we completed our initial public offering. In late 2000, as part of our expansion strategy, we initiated a franchising program. We have three signed franchise agreements as of March 10, 2003, representing commitments to open 14 units, three of which were open as of March 10, 2003. Additionally, on April 15, 2002, we completed the sale of four company-owned stores in the Las Vegas, Nevada market to one of these franchisee groups. We opened eight stores and closed three underperforming stores in 2002. Our current expansion plan calls for us to open 8-10 company-owned restaurants in fiscal 2003.

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

     Revenues represent gross restaurant sales less coupons and other discounts and includes franchise and licensing revenue. Cost of sales is composed of food, beverage and paper supply expense. Components of restaurant labor, occupancy and other expenses include direct hourly and management wages, bonuses, fringe benefit costs, rent and other occupancy costs, advertising and promotion, operating supplies, utilities, maintenance and repairs and other operating expenses.

     General and administrative expenses include all corporate and administrative functions that support existing operations and provide infrastructure to facilitate our future growth. Components of this category include management, supervisory and staff salaries and employee benefits, travel, information systems, training, corporate rent and professional and consulting fees and includes franchise expense used in training, the cost of the initial stocking of operating supplies and other direct costs related to opening new units.

CRITICAL ACCOUNTING POLICIES

     Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which are prepared in accordance with generally accepted accounting principles (“GAAP”). The preparation of these financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingencies at the date of the financial statements as well as the reported amounts of revenues and expenses during the reporting period.

     Management evaluates these estimates and assumptions on an on-going basis including those relating to impairment of assets, restructuring charges, contingencies and litigation. Our estimates and assumptions have been prepared on the basis of the most current available information, and actual results could differ from these estimates under different assumptions and conditions.

     We have identified the following critical accounting policies that are most important to the portrayal of our financial condition and results of operations and that require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Note 1 to the consolidated financial statements includes a summary of the significant accounting policies and methods used in the preparation of our consolidated financial statements. The following is a review of the more critical accounting policies and methods used by us:

ASSET IMPAIRMENT AND STORE CLOSURE EXPENSE (REVERSAL) — The Company periodically assesses its ability to recover the carrying value of its long-lived assets. If the Company concludes that the carrying value will not be recovered based on expected future cash flows, an impairment write-down is recorded to reduce the asset to its estimated fair value. Impairment is reviewed at the lowest levels for which there are identifiable cash flows that are independent of the cash flows of other groups of assets. In the Company’s circumstances, such analysis is performed on an individual restaurant basis. The impairment charge is the difference between the carrying value and the estimated fair value of the assets (for assets to be held and used) and fair value less cost to sell (for assets to be disposed of).

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

     Asset impairment and store closure expense are estimates that we have recorded based on reasonable assumptions related to these restaurant locations at this point in time. The conditions regarding these locations may change in the future and could be materially affected by factors such as our ability to maintain or improve sales levels, our ability to secure subleases, our success at negotiating early termination agreements with lessors, the general health of the economy and resultant demand for commercial property. Because of the factors used to estimate impairment and store closure expense, amounts recorded may not be sufficient, and adjustments may be necessary.

REVENUE RECOGNITION — Revenue recognition consists of the following:

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

STOCK-BASED COMPENSATION —Statement of Financial Accounting Standards (“SFAS”) SFAS No. 123 “Accounting for Stock-Based Compensation”, as amended by SFAS No. 148 “Accounting for Stock Based Compensation – Transition and Disclosure, an amendment of FASB Statement No. 123,” provides accounting guidance related to stock based employee compensation. SFAS No.

123, as amended, encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the fair value of the Company’s stock at the date of the grant over the amount an employee must pay to acquire the stock.

     Compensation expense for options granted to non-employees has been determined in accordance with Emerging Issues Task Force No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services,” as the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. Compensation expense for options granted to non-employees is periodically remeasured as the underlying options vest and is recorded as expense and deferred compensation in the financial statements.

     These accounting policies are applied consistently for all years presented. Our operating results would be affected if other alternatives were used. Information about the impact on our operating results of using SFAS No. 123 is included in the notes to the consolidated financial statements.

RESULTS OF OPERATIONS

     All comparisons under this heading between 2002, 2001 and 2000 refer to the 52-week period ended December 29, 2002, the 52-week period ended December 30, 2001 and the 53-week period ended December 31, 2000, unless otherwise indicated.

     Our operating results, expressed as a percentage of sales, were as follows:

	FISCAL YEARS

	2002	2001	2000

Revenue(1)	100.0%	100.0%	100.0%
Costs and expenses:
Cost of sales	27.3	27.8	29.6
Restaurant labor, occupancy and other	56.5	57.3	53.2
General and administrative expenses(2)	8.1	9.1	10.7
Depreciation and amortization	4.3	4.5	4.5
Pre-opening expenses	0.1	0.4	0.8
Asset impairment and store closure expense (reversal)	(0.7)	10.1	2.3
Loss on disposal/sale of property	0.2	0.1	—

Operating income (loss)	4.2	(9.3)	(1.1)
Other (expense) income, net	0.0	0.2	0.7

Income (loss) before income taxes	4.2	(9.1)	(0.4)
Income tax (expense) benefit	(1.7)	3.4	0.2

Net income (loss)	2.5%	(5.7)%	(0.2)%

(1)	Includes $253,000 and $211,000 in franchise and licensing revenue for the 52 weeks ended December 29, 2002 and December 30, 2001, respectively, and $150,000 in franchise and licensing revenue for the 53 weeks ended December 31, 2000.

(2)	Includes $412,000 and $361,000 in franchise expense for the 52 weeks ended December 29, 2002 and December 30, 2001, respectively, and $346,000 in franchise expense for the 53 weeks ended December 31, 2000.

52 WEEKS ENDED DECEMBER 29, 2002 COMPARED TO THE 52 WEEKS ENDED DECEMBER 30, 2001

     Results of operations reflect 52 weeks of operations for 127 restaurants, and partial period operations for 15 restaurants for the 52 weeks ended December 29, 2002. Results of operations reflect 52 weeks of operations for 115 restaurants and a partial period of operations for 30 restaurants for the 52 weeks ended December 30, 2001.

     REVENUE. Revenue increased $6.7 million or 5.9%, to $119.6 million for the 52 weeks ended December 29, 2002 from $112.9 million for the 52 weeks ended December 30, 2001. The increase in 2002 was due in part to $6.8 million in sales generated by a full year of operations from units opened in 2000 and 2001 that were not in our comparable unit base previously, combined with the $5.0 million from the 8 units opened in 2002. Revenues were reduced $6.8 million by the closure of three and eleven under-performing restaurants in 2002 and 2001, respectively, and the franchising of four restaurants on April 15, 2002. In 2002, same store sales increased $1.6 million, or 1.6%. Units enter the comparable store base after 15 full months of operation. The increase in comparable store sales was primarily due to a 0.2% decrease in transactions, offset by a 1.8% increase in the average check amount. The decrease in transactions was caused primarily from adverse weather conditions, the sluggish economy and a reduction in price promotions in connection with our concept repositioning. We believe these factors will continue to affect our revenues in fiscal 2003, but will be offset by the positive impact of our concept repositioning efforts.

     COST OF SALES. Cost of sales as a percentage of revenues decreased to 27.3% in the 52 weeks ended December 29, 2002 from 27.8% in the 52 weeks ended December 30, 2001. This 0.5% decrease was primarily due to the elimination of certain retail discount programs (0.5%), lower commodity prices (0.4%), partially offset by cost increases associated with our concept repositioning (0.4%).

     RESTAURANT LABOR, OCCUPANCY AND OTHER. Restaurant labor, occupancy, and other decreased as a percentage of revenues to 56.6% for the 52 weeks ended December 29, 2002 from 57.3% in the 52 weeks ended December 30, 2001. The 0.7% decrease as a percentage of restaurant sales is due in part to a decrease in labor and related costs of 1.7%, 0.4% due to higher occupancy charges, 0.2% due to higher advertising costs and 0.4% from the expenses relating to our concept repositioning, which will continue into fiscal 2003. The decrease in labor and related costs was partially due to the closure of several underperforming stores in 2001 and 2002, and the implementation of labor saving programs in early 2002.

     GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses decreased to $9.6 million in the 52 weeks ending December 29, 2002 from $10.3 million in the 52 weeks ended December 30, 2001. Decreased corporate wages and training wages were offset by an increase in stock compensation and a decrease in capitalized wages in 2002. The decrease in wages was primarily related to open positions through the year and organization changes. The decrease in training wages was primarily due to lower management turnover. The increase in stock compensation was due to a consulting agreement with a non-employee board member for various marketing and strategic corporate initiatives. The decrease of capitalized wages was due to fewer new restaurant openings than in 2001. General and administrative expenses decreased as a percentage of revenue to 8.1% in 2002 from 9.1% in 2001, primarily due to our expanding revenue base.

     DEPRECIATION AND AMORTIZATION. Depreciation and amortization expenses increased to $5.2 million in the 52 weeks ended December 29, 2002 from $5.1 million in the 52 weeks ended December 30, 2001. The $0.1 million increase was primarily due to the additional depreciation on the eight new units opened during 2002 and the 19 new units opened during 2001, offset by decreased depreciation as a result of store closures and asset impairments taken in September 2001, franchising of the four Nevada restaurants in April 2002 and the closures of three restaurants in February, August and October 2002. As a percentage of sales, depreciation and amortization decreased to 4.3% in 2002 from 4.5% in 2001.

     PRE-OPENING EXPENSES. Pre-opening expenses decreased to $155,000 for the 52 weeks ended December 29, 2002 from $412,000 for the 52 weeks ended December 30, 2001 primarily due to the decrease in unit openings to eight in 2002 compared to 19 in 2001. The average pre-opening cost per new unit opening was $19,000 per unit, a decrease of $2,000 per unit from 2001.

     ASSET IMPAIRMENT AND STORE CLOSURE EXPENSE (REVERSAL). In 2001, we recorded a $6.6 million charge related to the impairment of a select number of under-performing restaurants as required under Statement of Financial Accounting Standards No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of”. Additionally, we incurred $4.8 million in store closure expense related to the closure or pending closure of under-performing restaurants. These special charges, which consisted primarily of lease reserves and de-identification costs, were as follows: 1) a $3.2 million reserve for closed stores in 2001, 2) $1.1 million reserve for stores to be closed and 3) $0.5 million in reserves for severance and other closed store related charges. Eleven stores were closed in October 2001, three additional stores were closed in February, August and October 2002. As of March 10, 2003, nine of the underlying leases related to the closed stores had been terminated with lease buyouts, and four other leases have been sublet. The Company was able to negotiate lease terminations that were more favorable than originally anticipated, in addition to lower severance related costs than anticipated and in 2002 the Company reversed $815,000 of the charge for store closures.

     LOSS ON DISPOSAL/SALE OF PROPERTY. Loss on asset disposals was $250,000 in 2002 compared to $102,000 in 2001. The higher loss in 2002 primarily relates to the write-off of exterior signs and additional properties related to the concept repositioning.

     OTHER (EXPENSE) INCOME – NET. Other (expense) income-net decreased to $14,000 expense for the 52 weeks ended December 29, 2002 from $170,000 in net other income for the 52 weeks ended December 30, 2001. Interest income decreased to $113,000 for the 52 weeks ended December 29, 2002 from $281,000 for the 52 weeks ended December 30, 2001. The decrease is primarily due to declining interest rates paid on our investments. In addition, the average interest rate earned on our cash balances decreased due to the declining interest rate environment. Interest expense remained fairly steady at $127,000 in 2002 and $111,000 in 2001.

     INCOME TAXES. The provision for income taxes for the 52 weeks ended December 29, 2002 and 52 weeks ended December 30, 2001 is based on the approximate annual effective tax rate applied to the respective period’s pretax book income. The 39.8% tax provision applied to 2002 comprises the federal and state statutory rates based on the annual effective rate on pre-tax income of $5.0 million for 2002. The 37.5% tax benefit applied to 2001 comprises the federal and state statutory rates based on the annual effective rate on a pre-tax loss of $10.3 million for 2001.

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

     REVENUE. Revenue increased $17.2 million or 18.0%, to $112.9 million for the 52 weeks ended December 30, 2001 from $95.7 million for the 53 weeks ended December 31, 2000. The increase in 2001 was due in part to $11.4 million in sales generated by a full year of operations from units opened in 1999 and 2000 that were not in our comparable unit base yet, combined with the $7.8 million from the 19 units opened in 2001. Revenues were negatively impacted by the closure of 11 under-performing restaurants on October 30, 2001. Ten of these 11 restaurants had opened prior to 2001, and one restaurant had opened in January 2001. Also negatively impacting the year over year revenue comparison was the 53rd week of sales in 2000, which generated an additional $1.7 million in revenue in 2000. Total sales from all units that comprise our comparable base decreased $0.3 million (52 weeks vs. 52 week basis), or 0.3%. Units enter the comparable store base after 15 full months of operation. The decrease in comparable store sales was primarily due to a 4.4% decrease in transactions due to the limited success of promotional efforts in fiscal 2001, offset by a 4.3% increase in the average check amount.

     COST OF SALES. Cost of sales as a percentage of revenue decreased to 27.8% in the 52 weeks ended December 30, 2001 from 29.6% in the 53 weeks ended December 31, 2000. This decrease was primarily due to a 4.5% menu price increase taken at the beginning of 2001, a focus on proper portioning in the production of menu items, and favorable commodity costs in 2001 compared to 2000.

     RESTAURANT LABOR, OCCUPANCY AND OTHER. Restaurant labor, occupancy and other increased as a percentage of revenue to 57.3% for the 52 weeks ended December 30, 2001 from 53.2% in the 53 weeks ended December 31, 2000. The increase as a percentage of revenue is due in part to an increase in labor and related costs of 2.2%. These labor and related cost increases were primarily due to higher workers compensation costs in California, an increase in the minimum wage in California from $5.75 to $6.25 at the beginning of 2001 and overall wage inflation. One of the factors that offset the labor cost increases was the closure of 11 under performing restaurants in October 2001. Of the increase in restaurant labor, occupancy and other costs, 1.0% was due to higher rent and common area maintenance charges, which resulted from a greater mix of stores opened in higher rent shopping malls. Also impacting rent and common area maintenance costs were lower average unit revenue volumes, which creates higher occupancy costs as a percentage of revenue since these costs are fixed. Of the increase in restaurant labor, occupancy and other costs, 0.5% was due to higher advertising costs as our company conducted additional research in 2001 to identify key issues to improve revenue. Another significant area contributing to the increase in this category was a 0.4% increase in utility costs due to the higher electricity and natural gas prices during parts of 2001 in California. On January 1, 2002, the California minimum wage increased from $6.25 to $6.75.

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

     ASSET IMPAIRMENT AND STORE CLOSURE EXPENSE. In 2001, we recorded a $6.6 million charge related to the impairment of a select number of under-performing restaurants as required under Statement of Financial Accounting Standards No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of”. Additionally, we incurred $4.8 million in store closure expense related to the closure or pending closure of under-performing restaurants. These special charges, which consisted primarily of lease reserves and de-identification costs, were as follows: 1) a $3.2 million reserve for closed stores in 2001, 2) $1.1 million reserve for stores to be closed and 3) $0.5 million in reserves for severance and other closed store related charges. Eleven stores were closed in October 2001, three additional stores were closed in February, August and October 2002. As of March 10, 2003, nine of the underlying leases related to the closed stores had been terminated with lease buyouts and four other leases have been sublet. Because the Company was able to negotiate lease terminations that were more favorable than originally anticipated, in addition to lower severance related costs than anticipated, in 2002 the Company reversed $815,000 of the charge for store closures.

     In 2000, we recorded a $2.2 million charge related to the impairment of a select number of under-performing restaurants.

     LOSS ON DISPOSAL/SALE OF PROPERTY. Loss on asset disposals was $102,000 in 2001 compared to $27,000 in 2000. The higher loss in 2001 primarily relates to the write-off of obsolete neon signs and decor packages that had been purchased in advance and included in property.

     OTHER INCOME, NET. Net interest income decreased to $170,000 for the 52 weeks ended December 30, 2001 from $708,000 in net interest income for the 53 weeks ended December 31, 2000. Interest income decreased to $281,000 for the 52 weeks ended December 30, 2001 from $824,000 for the 53 weeks ended December 31, 2000. The decrease is primarily due to lower average cash balances as we used cash to open 36 restaurants in 2000 and 19 restaurants in 2001. In addition, the average interest rate earned on our cash decreased due to the declining interest rate environment. Interest expense remained fairly steady at $111,000 in 2001 and $116,000 in 2000.

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

INFLATION

     Components of our operations subject to inflation include food, beverage, lease, utility, labor and insurance costs. Our leases require us to pay taxes, maintenance, repairs, insurance and utilities, all of which are subject to inflationary increases. We believe inflation with respect to workers’ compensation insurance and utility expense has had a material impact on our results of operations in 2002 and 2001. Additionally, accrued expenses and other liabilities associated with workers’ compensation insurance, as reflected on our consolidated balance sheets, increased by $595,000 from $293,000 as of December 30, 2001 to $888,000 as of December 29, 2002.

LIQUIDITY AND CAPITAL RESOURCES

     We have funded our capital requirements in recent years through public sale of equity securities, private placement of preferred stock, bank debt and cash flow from operations. We generated $8.1 million in cash flow from operating activities for the 52 weeks ended December 29, 2002 and $6.2 million for the 52 weeks ended December 30, 2001.

     Net cash used in investing activities was $4.6 million for the 52 weeks ended December 29, 2002 compared to $3.8 million for the 52 weeks ended December 30, 2001. The $0.8 million net increase in cash used was primarily due to a net $4.8 million decrease in capital expenditures offset by an approximate $5.7 decrease in net investment activity.

     Net cash provided by financing activities was $427,000 for the 52 weeks ended December 29, 2002 compared to net cash generated from financing activities of $1.0 million for the 52 weeks ended December 30, 2001. Financing activities in 2002 primarily consisted of proceeds from exercises of common stock options, which generated $427,000. Financing activities in 2001 primarily consisted of proceeds from line of credit borrowing of $1.0 million.

     We have a $12.0 million revolving line of credit agreement with a financial institution that matures July 2004. As of December 29, 2002, there was $1.0 million borrowed against the line and another $1.0 million utilized for standby letters of credit related to our workers’ compensation policy. Interest on the revolving line of credit is calculated on the lower of either a bank reference rate plus 1% - 2%, or on an adjusted London Interbank Offered Rate plus 2.5% - 3.5%, per annum (3.92% at December 29, 2002). The Company was not in compliance with respect to one covenant of the credit agreement as of December 29, 2002. An amendment to the credit agreement was signed effective December 31, 2002. The result of this amendment was to put the Company in compliance with the covenant that it was not in compliance with as of December 29, 2002.

     Our funds were principally used for the development and opening of new units. We incurred $5.4 million in capital expenditures during the 52 weeks ended December 29, 2002, of which, $2.1 million was for newly opened units, $0.5 million for future openings, $1.0 million for menu board upgrades, remodels and point of sale system upgrades, $1.0 million for routine capital expenditures at our existing locations and $0.8 million for corporate and information technology expenditures. We incurred $10.5 million in capital expenditures during the 52 weeks ended December 30, 2001, of which, $7.4 million was for newly opened units, $0.7 million for future openings, $1.5 million for menu board upgrades, remodels and point of sale system upgrades, $0.7 million for existing locations and $0.2 million for corporate and information technology expenditures.

     We currently expect total capital expenditures in 2003 to be approximately $9.8 million, of which approximately $5.5 million is forecasted for the opening of new restaurants. We currently plan to open approximately 8-10 units in 2003. We currently expect that future locations will generally cost between $500,000 and $550,000 per unit, net of landlord allowances and excluding pre-opening expenses. Some units may exceed this range due to the area in which they are built and the specific requirements of the project. Pre-opening expenses are expected to average between $19,000 and $25,000 per restaurant.

     We undertook a number of projects in 2002, which will carry over into 2003 that are designed to potentially improve sales. Certain of these projects, including a proposed new store design, a potential retrofit design that can be incorporated into existing restaurants, signage changes and salsa bar upgrades will require a significant amount of capital. These projects may require that certain existing assets be disposed of as a result of these projects. We estimate the capital requirements for these projects to be $15,000 to $25,000 per restaurant, and the asset disposals to be $3,000 to $5,000 per restaurant. In fiscal 2002, these projects were implemented in approximately half of our restaurants. These projects will be completed in the balance of our restaurants during fiscal 2003.

     We lease restaurant and office facilities and real property under operating leases expiring through 2016. We have leased all of our facilities, except for one building, to minimize the cash investment associated with each unit. Most of our leases are for 10-year terms and include options to extend the terms. The majority of our leases also include fixed rate and percentage-of-sales rent provisions. Our future minimum lease payments for our headquarters and restaurants are expected to be as follows: $9.6 million in 2003, $9.5 million in 2004, $9.4 million in 2005, $8.5 million in 2006, $8.0 million in 2007 and $19.4 million thereafter.

     We believe that the anticipated cash flow from operations combined with funds currently anticipated to be available from our $12.0 million credit facility and our cash and investments balance of $9.9 million as of December 29, 2002 will be sufficient to satisfy our working capital and capital expenditure requirements for the foreseeable future. For additional information regarding our credit facility, see Note 4 of our Notes to Consolidated Financial Statements on page F-12 of this report. Changes in our operating plans, changes in our expansion plans, lower than anticipated sales, our ability to meet the financial covenants of our credit facility, increased expenses, potential acquisitions or other events may cause us to seek additional or alternative financing sooner than anticipated. Additional or alternative financing may not be available on acceptable terms, or at all. Failure to obtain additional or alternative financing as needed could have a material adverse effect on our business and results of operations.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

     In July 2002, the Financial Accounting Standards Board issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”, which addresses financial accounting and reporting for costs associated with exit or disposal activities and supersedes Emerging Issues Task Force (“EITF”) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)”. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue No. 94-3, a liability for an exit cost, as defined in EITF Issue No. 94-3 was recognized at the date of an entity’s commitment to an exit plan. SFAS No. 146 establishes that the liability should initially be measured and recorded at fair value. The Company will adopt the provisions of SFAS No. 146 for exit or disposal activities that are initiated after December 31, 2002. The adoption of SFAS No. 146 is not expected to have a material impact on the Company’s results of operations nor on the Company’s treatment of the store closure expense that was recorded in fiscal year 2001.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Our market risk exposures are related to our cash, cash equivalents and investments. We invest our excess cash in highly liquid short-term investments primarily with maturities of less than one year. The portfolio consists primarily of corporate bonds and municipal bonds. As of December 29, 2002, we have no investments that have maturities in excess of one year. These investments are not held for trading or other speculative purposes. Changes in interest rates affect the investment income we earn on our investments and, therefore, impact our cash flows and results of operations. Due to the types of investment and debt instruments the Company has, a 10% change in period-end interest rates or a hypothetical 100 basis point adverse move in interest rates would not have a significant negative affect on our financial results.

     As of December 29, 2002, we had available $10.0 million of a total $12.0 million revolving line of credit with a maturity date of July 2004. As of December 29, 2002, we have $1.0 million borrowed against this facility and $1.0 million reserved as security for a standby letter of credit related to our workers’ compensation insurance policy that matures in October 2003. Interest on the revolving line of credit is calculated on the lower of either a bank reference rate plus 1% - 2%, or on an adjusted London Interbank Offered Rate plus 2.5% - 3.5%, per annum (3.92% as of December 29, 2002). We also pay a commitment fee on the unused portion of the line of credit. Should we make additional draws on this line in the future, changes in interest rates would affect the interest expense on these loans and, therefore, impact our cash flows and results of operations.

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

     With the exception of historical information (information relating to the Company’s financial condition and results of operations at historical dates or for historical periods), the matters discussed in this Management’s Discussion and Analysis of Financial Condition and Results of Operations are forward-looking statements that necessarily are based on certain assumptions and are subject to certain risks and uncertainties. These forward-looking statements are based on management’s expectations as of the date hereof, that necessarily contain certain assumptions and are subject to certain risks and uncertainties. The Company does not undertake any responsibility to update these statements in the future. The Company’s actual future performance and results could differ from that contained in or suggested by these forward-looking statements as a result of the factors set forth in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, the Business Risks described in Item 1 of this Report on Form 10-K and elsewhere in the Company’s filings with the Securities and Exchange Commission.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Our consolidated financial statements as of December 29, 2002 and December 30, 2001, and for each of the three years in the period ended December 29, 2002 and the independent auditors’ report are included in this report as listed in the index on page F-1 of this report (Item 14 (a)) (1) and (2). Supplementary unaudited quarterly financial data for fiscal years 2002 and 2001 are included in this report on page F-17.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this Item is incorporated by reference into this report from our definitive proxy statement for the 2003 annual meeting of stockholders in the section entitled “Election of Directors” and “Compliance with Section 16(a) of the Securities Exchange Act of 1934”. The balance of the response to this Item regarding information on our executive officers is contained in the discussion entitled “Our Executive Officers and Key Employees” in Part I of this report.

Item 11. EXECUTIVE COMPENSATION

     The information required by this Item is incorporated by reference into this report from the section entitled “Executive Compensation and Other Information” in our definitive proxy statement for the 2003 annual meeting of stockholders.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

     The information required by this Item is incorporated by reference into this report from the section entitled “Ownership of Securities” AND “Securities Authorized for Issuance Under Equity Compensation Plans” in our definitive proxy statement for the 2003 annual meeting of stockholders.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this Item is incorporated by reference into this report from the section entitled “Certain Transactions” in our definitive proxy statement for the 2003 annual meeting of stockholders.

Item 14. CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures. Based on their evaluation, as of a date within 90 days of the filing of this Form 10-K, our Chief Executive Officer and Controller and Interim Chief Financial Officer have concluded our disclosure controls and procedures (as defined in Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934) are effective.

(b)	Changes in Internal Controls. There have been no significant changes in internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

PART IV

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)	Documents filed as part of the report:

(1)	Financial Statements. See index to financial statements on page F-1 for a list of the financial statements being filed herein.

(2)	Financial Statement Schedules. All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or other notes thereto.

(3)	Exhibits. See Exhibits below for all Exhibits being filed or incorporated by reference herein.

Number	Description

3.1(1)	Second Amended and Restated Certificate of Incorporation. (Exhibit 3.2).

3.2(1)	Restated Bylaws (Exhibit 3.4).

3.3(6)	Amendment of Bylaws. (Exhibit 3.3)

3.4(6)	Certificate of Amendment of the Bylaws. (Exhibit 3.4)

4.1(1)	Specimen common stock certificate. (Exhibit 4.1)

Number	Description

10.1(1)	Amended and Restated Investors’ Rights Agreement, dated November 19, 1997 (Exhibit 10.7).

10.2(1)	Amendment No. 1 to the Amended and Restated Investors’ Rights Agreement, dated December 31, 1997 (Exhibit 10.8).

10.3(1)	Amendment No. 2 to the Amended and Restated Investor’Rights Agreement, dated May 1998 (Exhibit 10.9).

10.4(1)	Amended and Restated Stock Restriction Agreement, dated November 19, 1997 (Exhibit 10.10).

10.5(1)	Series D Preferred Stock Purchase Warrant granted to FSC Corp., dated May 11, 1998 (Exhibit 10.12).

10.6(1)	Stock Purchase Agreement, dated June 16, 1998 (Exhibit 10.13).

10.7(1)	Revolving Credit and Term Loan Agreement between us and BankBoston, N.A., dated May 1998 (Exhibit 10.14).

10.8(1)	Lease Agreement between us and Macro Plaza Enterprises, dated October 27, 1997 (Exhibit 10.15).

10.9(1)	First Amendment to Lease Agreement between us and Cornerstone Corporate Centre, LLC, dated October 16, 1998 (Exhibit 10.16).

10.10(1)	Agreement between us and Service America Corporation dated April 9, 1992 (Exhibit 10.17).

10.11(1)	Test Agreement between us and Host International, Inc., dated August 4, 1995 (Exhibit 10.18).

10.12(1)	Amendment to Agreement between us and Pacific Basin Foods, Inc., dated November 20, 1998 (Exhibit 10.20).

10.13(1)	Agreement between us and Coca-Cola US Fountain, dated March 10, 1998 (Exhibit 10.21).

10.14(1)	Agreement between us and Dr. Pepper/Seven Up, Inc., dated June 23, 1998 (Exhibit 10.22).

10.15(1)	Rental Agreement between us and Premier Food Services, Inc., dated July 10, 1998 (Exhibit 10.23).

10.16(1)	Letter Agreement between us and Volume Service America, dated March 29, 1999 (Exhibit 10.24).

10.17(1)(2)	Form of Indemnification Agreement between us and each of its directors (Exhibit 10.25).

10.18(1)(2)	Form of Indemnification Agreement between us and each of its officers (Exhibit 10.26).

10.19(1)(2)	1993 Stock Option/Stock Issuance Plan, as amended (Exhibit 10.27).

10.20(1)(2)	1993 Stock Option/Stock Issuance Plan Form of Notice of Grant of Stock Option (Exhibit 10.28).

10.21(1)(2)	1993 Stock Option/Stock Issuance Plan Form of Stock Option Agreement (Exhibit 10.29).

10.22(1)(2)	1993 Stock Option/Stock Issuance Plan Form of Stock Purchase Agreement (Exhibit 10.30).

10.23(1)(2)	1993 Stock Option/Stock Issuance Plan Form of Restricted Stock Issuance Agreement (Exhibit 10.31).

10.24(1)(2)	1995 Stock Option/Stock Issuance Plan (Exhibit 10.32).

10.25(1)(2)	1995 Stock Option/Stock Issuance Plan Form of Notice of Grant of Stock option (Exhibit 10.33).

10.26(1)(2)	1995 Stock Option/Stock Issuance Plan Form of Stock Option Agreement (Exhibit 10.34).

10.27(1)(2)	1995 Stock Option/Stock Issuance Plan Form of Stock Purchase Agreement (Exhibit 10.35).

10.28(1)(2)	1995 Stock Option/Stock Issuance Plan Form of Stock Issuance Agreement (Exhibit 10.36).

10.29(1)(2)	1998 Stock Option/Stock Issuance Plan (Exhibit 10.37).

10.30(1)(2)	1998 Stock Option/Stock Issuance Plan Form of Notice of Grant of Stock Option (Exhibit 10.38).

10.31(1)(2)	1998 Stock Option/Stock Issuance Plan Form of Stock Option Agreement (Exhibit 10.39).

10.32(1)(2)	1998 Stock Option/Stock Issuance Plan Form of Addendum to Stock Option Agreement (Exhibit 10.40).

10.33(1)(2)	1998 Stock Option/Stock Issuance Plan Form of Stock Purchase Agreement (Exhibit 10.41).

10.34(1)(2)	1998 Stock Option/Stock Issuance Plan Form of Addendum to Stock Purchase Agreement (Exhibit 10.42).

10.35(1)(2)	1998 Stock Option/Stock Issuance Plan Form of Stock Issuance Agreement (Exhibit 10.43).

10.36(1)(2)	1998 Stock Option/Stock Issuance Plan Form of Addendum to Stock Issuance Agreement (Exhibit 10.44).

10.37(1)(2)	1999 Stock Incentive Plan (Exhibit 10.45).

10.38(1)(2)	Employee Stock Purchase Plan (Exhibit 10.46).

10.39(1)(2)	Letter Agreement between us and Host International, Inc., dated May 18, 1999 (Exhibit 10.47).

10.40(3)	Agreement between us and Alliant Food Services, Inc., dated January 21, 2000.

10.41(4)	Second Amendment to the Credit Agreement between us and Fleet National Bank dated August 15, 2000.

10.42(7)	Form of Franchise Agreement as of March 15, 2001.

10.43(5)	Third Amendment to the Credit Agreement between us and Fleet National Bank dated March 19, 2001.

Number	Description

10.44(7)	Fourth Amendment to the Credit Agreement between us and Fleet National Bank dated December 30, 2001.

10.45(7)(2)	Consulting Agreement between us and Jack W. Goodall dated October 25, 2001. (Exhibit 10.45).

10.46(8)(2)	Letter Agreement between Sheri Miksa and the Company dated September 9, 2002.

10.47(9)	Amendment dated June 21, 2002, to the Agreement between the Company and Coca Cola USA Fountain dated March 6, 1998.

10.47(9)(2)	1999 Stock Incentive Plan as amended

10.48(9)(2)	Consulting Agreement between us and Jack W. Goodall dated June 14, 2002.

10.49(2)	Consulting Agreement between us and Jack W. Goodall dated October 31, 2001

10.50(10)	Non-Statutory Stock Option Agreement between the Company and Jack W. Goodall dated October 25, 2001

21.1(1)	Subsidiary List.

23.1	Independent Auditors’ Consent.

24.1	Powers of Attorney (Included under the caption “Signatures”).

99.1	Certification under Section 906 of the Sarbanes-Oxley Act of 2002 for Ralph Rubio

99.2	Certification under Section 906 of the Sarbanes-Oxley Act of 2002 for Gary Allen

(1)	Incorporated by reference to the above noted exhibit to our registration statement on Form S-1 (333-75087) filed with the SEC on March 26, 1999, as amended.

(2)	Management contract or compensation plan.

(3)	Incorporated by reference to Exhibit 10.1 to our quarterly report on Form 10-Q filed with the SEC on May 9, 2000.

(4)	Incorporated by reference to Exhibit 10.1 to our quarterly report on Form 10-Q filed with the SEC on November 8, 2000.

(5)	Incorporated by reference to Exhibit 10.1 to our quarterly report on Form 10-Q filed with the SEC on May 16, 2001.

(6)	Incorporated by reference to our annual report on Form 10-K filed with the SEC on April 2, 2001.

(7)	Incorporated by reference to the above noted exhibit.

(8)	Incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed with the SEC on September 10, 2002.

(9)	Incorporated by reference to Exhibit 10.1 to our quarterly report on Form 10-Q filed with the SEC on August 14, 2002.

(b)	Reports on Form 8-K

We filed a report on Form 8-K with the SEC on November 2, 2002 announcing the appointment of Gary Allen as our Interim Chief Financial Officer. We filed a report on Form 8-K with the SEC on December 31, 2002 announcing the appointment of Loren C. Pannier to the board of directors.

(c)	Exhibits

The exhibits required by this Item are listed under Item 15(a)(3).

(d)	Financial Statement Schedules

The financial statement schedules required by this Item are listed under Item 15(a)(2).

(10)	Incorporated by reference to Exhibit 99.2 to our current report on Form S-8 filed with the SEC on April 18, 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: March 27, 2003	RUBIO’S RESTAURANTS, INC.

/s/ Ralph Rubio

Ralph Rubio
Chief Executive Officer and Chairman

POWER OF ATTORNEY

     Know all persons by these present, that each person whose signature appears below constitutes and appoints Ralph Rubio or Gary Allen, his or her attorney-in-fact, with power of substitution in any and all capacities, to sign any amendments to this annual report on Form 10-K, and to file the same with exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that the attorney-in-fact or his or her substitute or substitutes may do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Ralph Rubio Ralph Rubio	Chief Executive Officer and Chairman (Principal Executive Officer)	March 27, 2003

/s/ Gary Allen Gary Allen	Controller/Interim Chief Financial Officer (Principal Financial and Accounting Officer)	March 27, 2003

/s/ Kyle A. Anderson Kyle A. Anderson	Director	March 27, 2003

/s/ Craig Andrews Craig Andrews	Director	March 27, 2003

/s/ Jack W. Goodall Jack W. Goodall	Director	March 27, 2003

/s/ Loren Pannier Loren Pannier	Director	March 27, 2003

/s/ Timothy J. Ryan Timothy J. Ryan	Director	March 27, 2003

CERTIFICATION PURSUANT TO RULES 13a-14 AND 15d-14
OF THE 1934 SECURITIES EXCHANGE ACT

I, Ralph Rubio, certify that:

1.     I have reviewed this annual report on Form 10-K of Rubio’s Restaurants, Inc.;

2.     Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.     Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)     designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)     evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)     presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

a)     all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)     any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 27, 2003	/s/	RALPH RUBIO

Ralph Rubio Chief Executive Officer (principal executive officer)

CERTIFICATION PURSUANT TO RULES 13a-14 AND 15d-14
OF THE 1934 SECURITIES EXCHANGE ACT

I, Gary Allen, certify that:

1.     I have reviewed this annual report on Form 10-K of Rubio’s Restaurants, Inc.;

2.     Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.     Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)     designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)     evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)     presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

a)     all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)     any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 27, 2003	/s/	GARY ALLEN

Gary Allen Controller/Interim Chief Financial Officer (principal accounting officer)

RUBIO’S RESTAURANTS, INC.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

INDEPENDENT AUDITORS’ REPORT

Board of Directors and Stockholders of
Rubio’s Restaurants, Inc.

     We have audited the accompanying consolidated balance sheets of Rubio’s Restaurants, Inc. and subsidiary (the “Company”) as of December 29, 2002 and December 30, 2001, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss) and of cash flows for each of the three years in the period ended December 29, 2002. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Rubio’s Restaurants, Inc. and subsidiary as of December 29, 2002 and December 30, 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 29, 2002 in conformity with accounting principles generally accepted in the United States of America.

/s/ DELOITTE & TOUCHE LLP

San Diego, California
March 5, 2003

RUBIO’S RESTAURANTS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	December 29,	December 30,
	2002	2001

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$8,578	$4,710
Short-term investments	1,279	1,302
Income taxes receivable	357	798
Other receivables	818	673
Inventory	1,250	1,453
Prepaid expenses	600	736

Total current assets	12,882	9,672
INVESTMENTS	—	367
PROPERTY — net	35,504	35,911
OTHER ASSETS	366	353
DEFERRED INCOME TAXES	2,403	4,346

TOTAL	$51,155	$50,649

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$1,990	$3,005
Accrued expenses and other liabilities	3,832	3,634
Store closure reserve	559	1,496
Line of credit	1,000	1,000
Deferred income taxes	90	214

Total current liabilities	7,471	9,349
STORE CLOSURE RESERVE	1,248	2,981
DEFERRED INCOME	69	—
DEFERRED RENT	1,971	1,608
DEFERRED FRANCHISE REVENUE	36	87

Total liabilities	10,795	14,025

COMMITMENTS AND CONTINGENCIES (NOTE 5)
STOCKHOLDERS’ EQUITY:
Preferred stock, $.001 par value, 5,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $.001 par value, 75,000,000 shares authorized, 9,052,358 issued and outstanding in 2002, and 8,922,786 issued and outstanding in 2001	9	9
Paid-in capital	41,868	41,441
Deferred compensation	510	217
Accumulated other comprehensive income	3	6
Accumulated deficit	(2,030)	(5,049)

Total stockholders’ equity	40,360	36,624

TOTAL	$51,155	$50,649

See notes to consolidated financial statements.

RUBIO’S RESTAURANTS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Years Ended

	December 29, 2002	December 30, 2001	December 31, 2000

REVENUE:
Restaurant sales	$119,310	$112,728	$95,583
Franchise and licensing revenue	253	211	150

TOTAL REVENUE	119,563	112,939	95,733

COSTS AND EXPENSES:
Cost of sales	32,580	31,368	28,348
Restaurant labor, occupancy and other	67,553	64,682	50,886
General and administrative expenses	9,625	10,316	10,281
Depreciation and amortization	5,184	5,124	4,296
Pre-opening expenses	155	412	758
Asset impairment and store closure expense (reversal)	(815)	11,429	2,237
Loss on disposal/sale of property	250	102	27

TOTAL COSTS AND EXPENSES	114,532	123,433	96,833

OPERATING INCOME (LOSS)	5,031	(10,494)	(1,100)

OTHER (EXPENSE) INCOME:
Interest and investment income	113	281	824
Interest expense	(127)	(111)	(116)

Other (expense) income – net	(14)	170	708

INCOME (LOSS) BEFORE INCOME TAXES	5,017	(10,324)	(392)
INCOME TAX (EXPENSE) BENEFIT	(1,998)	3,867	161

NET INCOME (LOSS)	$3,019	$(6,457)	$(231)

NET INCOME (LOSS) PER SHARE:
Basic	$.33	$(0.72)	$(0.03)

Diluted	$.33	$(0.72)	$(0.03)

SHARES USED IN CALCULATING NET INCOME (LOSS) PER SHARE:
Basic	9,017	8,920	8,883

Diluted	9,137	8,920	8,883

See notes to consolidated financial statements.

RUBIO’S RESTAURANTS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)
(In thousands, except share data)

	Common Stock		Paid-In	Deferred compen-	Accumulated Other Compre- hensive	Retained Earnings (Accumu- lated	Total Stock- holders’	Total Compre- hensive Income
	Shares	Amount	Capital	sation	Income	Deficit)	Equity	(Loss)

BALANCE, DECEMBER 27, 1999	8,871,775	$9	$41,357	$88	$29	$1,639	$43,122
Exercise of common stock options	22,665		37				37
Deferred compensation—common stock options				49			49
Net loss						(231)	(231)	$(231)
Other comprehensive loss:
Net unrealized loss on available—for—sale investments, net of $14 tax credit					(21)		(21)	(21)

Total comprehensive loss								$(252)

BALANCE, DECEMBER 31, 2000	8,894,440	9	41,394	137	8	1,408	42,956
Exercise of common stock options	28,346		47				47
Deferred compensation—common stock options				80			80
Net loss						(6,457)	(6,457)	$(6,457)
Other comprehensive loss:
Net unrealized loss on available—for—sale investments, net of $1 tax credit					(2)		(2)	(2)

Total comprehensive loss								$(6,459)

BALANCE, DECEMBER 30, 2001	8,922,786	9	41,441	217	6	(5,049)	36,624
Exercise of common stock options, net of tax benefit	127,328		427				427
Deferred compensation—common stock options				293			293
Exercise of warrants	2,244
Net income						3,019	3,019	$3,019
Other comprehensive income:
Net unrealized loss on available—for—sale investments, net of $1 tax credit					(3)		(3)	(3)

Total comprehensive income								$3,016

BALANCE, DECEMBER 29, 2002	9,052,358	$9	$41,868	$510	$3	$(2,030)	$40,360

See notes to consolidated financial statements.

RUBIO’S RESTAURANTS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended

	December 29,	December 30,	December 31,
	2002	2001	2000

OPERATING ACTIVITIES:
Net income (loss)	$3,019	$(6,457)	$(231)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	5,184	5,124	4,296
Deferred compensation	293	80	49
Asset impairment and store closure expense (reversal)	(815)	6,629	2,237
Loss on disposal/sale of property	250	102	27
Changes in assets and liabilities:
Income taxes receivable	440	(510)	(73)
Other receivables	(145)	465	(559)
Inventory	203	567	(1,402)
Prepaid expenses	136	(155)	(18)
Deferred income taxes	1,819	(3,269)	(540)
Other assets	(13)	73	13
Accounts payable	(1,015)	(1,323)	1,093
Accrued expenses and other liabilities	198	275	787
Store closure reserve	(1,855)	4,477	—
Deferred rent	363	90	409
Deferred income	69	—	—
Deferred franchise revenue	(51)	(13)	100

Cash provided by operating activities	8,080	6,155	6,188

INVESTING ACTIVITIES:
Purchases of property	(5,367)	(10,504)	(16,554)
Proceeds from sale of property	341	655	—
Purchases of investments	(2,612)	(13,045)	(27,163)
Sales and maturities of investments	2,999	19,091	35,346

Cash used in investing activities	(4,639)	(3,803)	(8,371)

FINANCING ACTIVITIES:
Proceeds from borrowings on line of credit	—	1,000	—
Proceeds from exercise of common stock options, net of tax	427	47	37
Other	—	—	(2)

Cash provided by financing activities	427	1,047	35

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	3,868	3,399	(2,148)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	4,710	1,311	3,459

CASH AND CASH EQUIVALENTS AT END OF YEAR	$8,578	$4,710	$1,311

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$108	$16	$—
Cash (received) paid for income taxes-net	$(312)	$251	$439

See notes to consolidated financial statements.

RUBIO’S RESTAURANTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 29, 2002, DECEMBER 30, 2001 AND DECEMBER 31, 2000

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     NATURE OF OPERATIONS — Rubio’s Restaurants, Inc. was incorporated in California in 1985 and reincorporated in Delaware in 1997. Rubio’s Restaurants, Inc. has a wholly-owned subsidiary, Rubio’s Restaurants of Nevada, Inc. (collectively, the “Company”). As of December 29, 2002, the Company owns and operates a chain of 135 restaurants, three concessions and seven franchise locations, in California, Arizona, Nevada, Colorado, Oregon and Utah.

     The Company’s 135 restaurants are located more specifically as follows: 61 in the greater Los Angeles, California area, 38 in San Diego, California, 21 in Phoenix/Tucson, Arizona, four in Denver, Colorado, five in the San Francisco, California area, four in the Sacramento, California area and two in Salt Lake City, Utah.

     PRINCIPLES OF CONSOLIDATION — The consolidated financial statements include the accounts of Rubio’s Restaurants, Inc. and its wholly-owned subsidiary. All significant intercompany transactions and accounts have been eliminated in consolidation.

     FISCAL YEAR — The Company operates and reports on a 52-53 week fiscal year ending on the Sunday closest to December 31. Fiscal years 2002 and 2001, which ended on December 29, 2002 and December 30, 2001, respectively, included 52 weeks. Fiscal year 2000, which ended on December 31, 2000, included 53 weeks.

     ACCOUNTING ESTIMATES — The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and contingencies at the date of the financial statements and the reported amounts of revenues and expenses during the year. Actual results may differ from those estimates.

     CASH EQUIVALENTS — Cash equivalents consist of money market instruments purchased with an original maturity of three months or less.

     INVESTMENTS — The Company’s investments are composed primarily of tax-free municipals, corporate bonds, municipal bonds and mortgage and asset-backed securities. While it is the Company’s general intent to hold such securities until maturity, management will occasionally sell particular securities for cash flow purposes. Therefore, pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” the Company’s investments are classified as available-for-sale based upon the Company’s intent, and are accounted for at fair market value. The fair market value of such investments is determined based on quoted market prices at year end. Unrealized gains and losses on these investments are included as accumulated other comprehensive income in the consolidated statements of stockholders’ equity and comprehensive income (loss). Realized gains and losses on investments sold are determined based on the specific identification method and are included in interest and investment income. Short-term investments are investments with original maturities of greater than three months and remaining maturities of less than one year, or investments that are reasonably expected to be realized in cash or consumed in operations over the next year.

     Gross unrealized losses on available-for-sale investments for the years ended December 29, 2002, December 30, 2001 and December 31, 2000 were $21,199, $3,398 and $35,402, respectively. Realized gains on sales of investments for the years ended December 29, 2002 and December 30, 2001 were not significant. Realized losses on sales of investments for the year ended December 31, 2000 were $84,650. As of December 29, 2002 and December 30, 2001, the fair market value of the Company’s investments was not significantly different from the amortized cost.

     INVENTORY — Inventory consists of food, beverage, paper and restaurant supplies and is stated at the lower of cost (first-in, first-out method) or market value.

     PROPERTY — Property is stated at cost. Depreciation and amortization of buildings, equipment and related improvements are computed using the straight-line method over the estimated useful lives of the assets or the shorter of the lease term. The Company capitalizes costs related to construction of new leased restaurant facilities. The lives for equipment are 3-7 years and for building and leasehold improvements, 5-20 years.

     ASSET IMPAIRMENT AND STORE CLOSURE EXPENSE (REVERSAL) — The Company periodically assesses its ability to recover the carrying value of its long-lived assets. If the Company concludes that the carrying value will not be recovered based on expected future cash flows, an impairment write-down is recorded to reduce the asset to its estimated fair value. Impairment is reviewed at the lowest levels for which there are identifiable cash flows that are independent of the cash flows of other groups of assets. In the Company’s circumstances, such analysis is performed on an individual restaurant basis. The impairment charge is the difference between the carrying value and the estimated fair value of the assets (for assets to be held and used) and fair value less cost to sell (for assets to be disposed of.)

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

     DEFERRED RENT — Rent expense on operating leases with scheduled or minimum rent increases is expensed on the straight-line basis over the lease terms. Deferred rent represents the excess of rent charged to expense over rent payable under the lease agreement.

     FINANCIAL INSTRUMENTS — The carrying amounts and estimated fair value of the Company’s financial instruments are as follows:

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

     REVENUE RECOGNITION — Revenue recognition consists of the following:

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

     STORE PRE-OPENING EXPENSES — Costs incurred in connection with the training of personnel and promotion of new store openings are expensed as incurred.

     ADVERTISING — Advertising costs incurred to produce media advertising for new campaigns are expensed in the year in which the advertising first takes place. Other advertising costs are expensed when incurred. Advertising costs included in restaurant labor, occupancy and other expenses totaled $4.9 million, $4.4 million and $3.2 million for fiscal years 2002, 2001 and 2000, respectively.

     INCOME TAXES — The provision for income taxes is based on income (loss) reported in the financial statements. Deferred income taxes are provided to reflect temporary differences between the basis of assets and liabilities for financial reporting purposes and income tax purposes, as well as the effects of income tax credits.

     STOCK-BASED COMPENSATION —SFAS No. 123, “Accounting for Stock-Based Compensation” as amended by SFAS No. 148 “Accounting for Stock Based Compensation – Transition and Disclosure” an amendment of FASB Statement No. 123, provides accounting guidance related to stock based employee compensation. SFAS No. 123, as amended, encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations for all periods presented. Accordingly, compensation cost for stock options is measured as the excess, if any, of the fair value of the Company’s stock at the date of the grant over the amount an employee must pay to acquire the stock.

     The following table summarizes the impact on the Company’s net income (loss) had compensation cost been determined based upon the fair value at the grant date for awards under the stock option plans consistent with the methodology prescribed under SFAS No. 123 (in thousands, except per share data):

	Fiscal Years

	2002	2001	2000

Net income (loss), as reported	$3,019	$(6,457)	$(231)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	450	989	485

Pro forma net income	$2,569	$(7,446)	$(716)

Earnings per share:
Basic – as reported	$0.33	$(0.72)	$(0.03)
Basic – pro forma	0.28	(0.83)	(0.08)
Diluted – as reported	$0.33	$(0.72)	$(0.03)
Diluted – pro forma	0.28	(0.83)	(0.08)

     The Company accounts for stock options granted to non-employees using the fair value method. Compensation expense for options granted to non-employees has been determined in accordance with Emerging Issues Task Force (“EITF”) No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services,” as the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. Compensation expense for options granted to non-employees is periodically remeasured as the underlying options vest and is recorded as expense and deferred compensation in the financial statements.

     COMMON STOCK AND EARNINGS PER SHARE — Holders of common stock are entitled to one vote per share. Basic earnings per share is computed by dividing net income or loss by the weighted average of common shares outstanding during the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock (warrants to purchase common stock and common stock options using the treasury stock method) were exercised or converted into common stock. Potential common shares in the diluted earnings per share computation are excluded when their effect would be antidilutive.

     CONCENTRATION OF CREDIT RISK — The Company invests its excess cash in money market accounts and debt securities. The Company has not experienced any material losses on its cash accounts or other investments.

     RECLASSIFICATIONS — Certain prior year amounts have been reclassified in the accompanying notes to the consolidated financial statements to conform to the current year presentation.

     RECENT ACCOUNTING PRONOUNCEMENTS — In July 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which addresses financial accounting and reporting for costs associated with exit or disposal activities and supersedes Emerging Issues Task Force (“EITF”) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue No. 94-3, a liability for an exit cost, as defined in EITF Issue No. 94-3 was recognized at the date of an entity’s commitment to an exit plan. SFAS No. 146 establishes that the liability should initially be measured and recorded at fair value. The Company will adopt the provisions of SFAS No. 146 for exit or disposal activities that are initiated after December 31, 2002. The adoption of SFAS No. 146 is not expected to have a material impact on the Company’s results of operations nor on the Company’s treatment of the store closure expense that was recorded in fiscal year 2001.

     In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,” and the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations-Reporting the Effects of a Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” for the disposal of a segment of a business (as previously defined in that opinion). The Company was required to adopt the provisions of SFAS No. 144 on December 31, 2001. The adoption of SFAS No. 144 did not have a material impact on the Company’s results of operations.

2. BALANCE SHEET DETAILS as of December 29, 2002 and December 30, 2001, respectively (in thousands):

	2002	2001

OTHER RECEIVABLES:
Tenant improvement receivables	$210	$274
Beverage usage receivables	274	163
Other	334	236

Total	$818	$673

INVESTMENTS:
Corporate bonds	$1,111	$505
Tax-free municipals		900
Municipal bonds	168	173
Mortgage and asset-backed securities		91

Total	1,279	1,669
Less: Short-term investments	(1,279)	(1,302)

Investments	$—	$367

PROPERTY — at cost:
Building and leasehold improvements	$28,700	$26,643
Equipment and furniture	26,238	23,586
Construction in process and related costs	244	885

	55,182	51,114
Less: accumulated depreciation and amortization	(19,678)	(15,203)

Total	$35,504	$35,911

ACCRUED EXPENSES AND OTHER LIABILITIES:
Compensation	$917	$1,178
Workers compensation insurance	888	293
Sales taxes	861	807
Vacation pay	464	585
Other	703	771

Total	$3,832	$3,634

3. ASSET IMPAIRMENT AND STORE CLOSURE RESERVE

     The Company periodically reviews the performance of company-operated stores for indicators of impairment under the criteria described in Note 1. As a result of this review, in fiscal 2001 and 2000, the Company recorded an impairment charge for certain under-performing company-operated stores. The impairment for fiscal 2001 and 2000 consisted of the following (in thousands):

	2001	2000

Impairment on stores to be franchised	$3,305	$—
Impairment on stores closed	1,857	1,749
Impairment on stores that will continue to be operated	843	172
Impairment on stores to be closed	624	316

Total impairment charge	$6,629	$2,237

     The impairment charge in 2000 related to eight stores; five stores had additional impairment in fiscal 2001. Six of the eight stores were closed on October 30, 2001, as indicated in the following paragraph. The Company currently plans on operating one of the eight stores through the end of its lease term and the other location is intended to be franchised.

     On October 30, 2001, the Company closed 11 locations: five in Colorado, four in Utah, one in Sacramento, California and one in Las Vegas, Nevada. Impairment losses for these locations totaled $1.9 million and $1.7 million in fiscal 2001 and fiscal 2000, respectively. In fiscal 2002, the Company closed one impaired location in Phoenix, Arizona and two impaired locations in San Diego, California.

     On April 15, 2002, the Company completed the sale of four of its Company-owned stores in the Las Vegas, Nevada market to a franchisee. There was no gain or loss on the sale of the stores as they had been written down to their fair market value less costs to sell as part of the 2001 fiscal impairment write-down. Although the leases for those locations were assigned as part of the franchise arrangements, the Company remains contingently liable under those leases.

     In addition to the $6.6 million impairment charge recorded in fiscal 2001, the Company recorded a charge of $4.8 million related to store closures, consisting primarily of future lease obligations on these closed stores (net of estimated sublease income, if any), severance and other related charges. In accordance with EITF No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)”, these charges were recognized as a liability when management committed to its store closure plan during the fourth quarter of 2001. Total charges recorded in fiscal 2001 related to impairment and store closures were $11.4 million. During 2002, the Company reversed a net $815,000 of this reserve based primarily on lease terminations and subleases that were more favorable than the original estimates and lower severance charges and charged $1.9 million against the reserve.

     The components of the store closure reserve in fiscal 2001 and 2002 were as follows (in thousands):

	Reserve Balance	Store Closure		Reserve Balance
	at	Expense		at
	December 31,	(Reversal) –		December 30,
	2000	Net	Usage - Net	2001

Reserve for stores closed in 2001	$—	$3,171	$(371)	$2,800
Reserve for stores closed in 2002 and to be closed	—	1,150	—	1,150
Severance and other costs	—	479	48	527

Total store closure reserve	—	$4,800	$(323)	4,477

Less: current portion	—			(1,496)

Non-current	$—			$2,981

	Reserve Balance	Store Closure		Reserve Balance
	at	Expense		at
	December 30,	(Reversal) –		December 29,
	2001	Net	Usage - Net	2002

Reserve for stores closed in 2001	$2,800	$(636)	$(1,377)	$787
Reserve for stores closed in 2002 and to be closed	1,150	(48)	(124)	978
Severance and other costs	527	(131)	(354)	42

Total store closure reserve	4,477	$(815)	$(1,855)	1,807

Less: current portion	(1,496)			(559)

Non-current	$2,981			$1,248

     The Company terminated 191 hourly and 16 salaried employees in connection with the store closures in fiscal 2001, and terminated no employees in connection with the additional three store closures in fiscal year 2002. For the 11 stores that were closed in 2001, revenues were $4.2 million and operating losses were $0.9 million during fiscal 2001 through the date the stores were closed. For the three stores closed in 2002, revenues were $836,000 and operating losses were $121,000 during 2002 through the dates these stores were closed.

4. CREDIT FACILITIES

     REVOLVING LINE OF CREDIT — As of December 29, 2002 and December 30, 2001, the Company had available $10.0 million and $10.4 million, respectively, of a total $12.0 million revolving line of credit with a maturity date of July 2004. The credit line bears interest based on certain leverage ratios and ranges from the lower of a bank reference rate plus 1% - 2%, or an adjusted London Interbank Offered Rate plus 2.5% - 3.5%, per annum (3.92% and 6.22% as of December 29, 2002 and December 30, 2001, respectively). The Company pays a commitment fee on the unused portion of the line of credit. As of December 29, 2002, the Company has borrowings of $1.0 million on the line of credit and $1.0 million assigned to standby letters of credit related to the Company’s workers’ compensation insurance policy, that mature in October 2003. As of December 30, 2001, the Company had borrowings of $1.0 million on the line of credit and $0.6 million assigned to a standby letter of credit related to the Company’s workers compensation insurance policy which matured in October 2002.

     The credit facility contains various covenants including a minimum EBITDA, a fixed charge coverage ratio, a minimum interest coverage ratio, and a maximum total leverage ratio and places certain restrictions on fixed asset purchases. The revolving line of credit restricts the payment of cash dividends and other stock redemptions or repurchases. The Company’s assets collateralize borrowings under the revolving line of credit. The Company was not in compliance with respect to one covenant of the credit agreement as of December 29, 2002. An amendment to the credit agreement was signed effective December 31, 2002. The result of this amendment was to put the Company in compliance with the covenant that it was not in compliance with as of December 29, 2002.

5. COMMITMENTS AND CONTINGENCIES

OPERATING LEASES — The Company leases restaurant and office facilities, land, vehicles and office equipment under various operating leases expiring through 2016. The leases generally provide renewal options from three to ten years. Certain leases are subject to scheduled annual increases or minimum annual increases based upon the consumer price index, not to exceed specific maximum amounts. Certain leases require contingent percentage rents based upon sales and other leases pass through common area charges to the Company. Rental expense under these operating leases was $13.0 million, $12.1 million and $7.8 million for fiscal years 2002, 2001 and 2000, respectively. Contingent percentage rent based on sales included in rental expense was $312,913, $320,269 and $273,399 for fiscal years 2002, 2001 and 2000, respectively.

     Future minimum annual lease commitments, including obligations for closed stores, as of December 29, 2002, are as follows (in thousands):

FISCAL YEAR

2003	$9,580
2004	9,520
2005	9,402
2006	8,540
2007	7,973
Thereafter	19,362

$64,377

LITIGATION — On June 28, 2001, a class action complaint was filed against the Company in Orange County, California Superior Court by a former employee, who worked in the position of general manager. A second similar class action complaint was filed in Orange County, California Superior Court on December 21, 2001, on behalf of another former employee who worked in the positions of general manager and assistant manager. The Company classifies both positions as exempt. The former employees each purport to represent a class of former and current employees who are allegedly similarly situated. These cases currently involve the issue of whether employees and former employees in the general and assistant manager positions who worked in the California restaurants during specified time periods were misclassified as exempt and deprived of overtime pay. In addition to unpaid overtime, these cases seek to recover waiting time penalties, interest, attorneys’ fees and other types of relief on behalf of the current and former employees that these former employees purport to represent.

The Company believes these cases are without merit and intends to vigorously defend against the related claims. These cases are in the early stages of discovery, and the status of the class action certification is yet to be determined for both suits. The two cases have been consolidated into one action. The court granted a motion to disqualify the Company’s counsel. The proceeding has been stayed pending appeal of that disqualification. The Company continues to evaluate results in similar proceedings and to consult with advisors with specialized expertise. The Company is presently unable to predict the probable outcome of this matter or the amounts of any potential damages at issue. An unfavorable outcome in this matter or a significant settlement could have a material impact on our financial position and results of operations.

The Company is unaware of any other litigation that could have a material adverse effect on its results of operations and financial position or business.

EMPLOYEE SAVINGS PLAN — The Company has a defined contribution 401(k) plan. This plan allows eligible employees to contribute a percentage of their salary, subject to annual limits, to the plan. The Company matches 25% of each eligible employee’s contributions up to 6% of gross salary. The Company’s contributions vest over a five-year period. The Company contributed $85,745, $59,644 and $48,424 for fiscal years 2002, 2001 and 2000, respectively.

WORKERS’ COMPENSATION — Effective November 1, 2001, the Company became self-insured for workers compensation, with a $250,000 deductible per occurrence and a program maximum for all claims of $2.2 million.

6. INCOME TAXES

     The components of the income tax (expense) benefit for fiscal years 2002, 2001 and 2000 are as follows (in thousands):

	2002	2001	2000

Federal (expense) benefit:
Current	$(105)	$509	$(312)
Deferred	(1,450)	2,566	437
State (expense) benefit:
Current	(71)	89	(53)
Deferred	(372)	703	89

Total income tax (expense) benefit	$(1,998)	$3,867	$161

     The income tax (expense) benefit differs from the federal statutory rate because of the effect of the following items for fiscal years 2002, 2001 and 2000:

	2002	2001	2000

Statutory rate	(34.0)%	34.0%	34.0%
State income taxes, net of federal benefit	(5.8)	5.0	6.0
Non-deductible items	(0.2)	(1.7)	(2.6)
Other	0.2	0.2	3.7

Effective tax (expense) benefit rate	(39.8)%	37.5%	41.1%

     Deferred income taxes are provided to reflect temporary differences in the basis of net assets for income tax and financial reporting purposes, as well as available tax credit carryforwards.

     The tax effected temporary differences and credit carryforwards comprising the Company’s deferred income taxes as of December 29, 2002 and December 30, 2001 are as follows (in thousands):

	2002	2001

Reserves currently not deductible	$910	$2,121
Deferred rent	844	814
Federal credits	658	663
Difference between book and tax basis of property	(228)	469
Net operating losses	125	364
State taxes	(145)	(307)
Deferred compensation	219	81
Unrealized gain on investments	(4)	(6)
Other	(66)	(67)

Net deferred income tax asset	$2,313	$4,132

Net current deferred income tax liability	$(90)	$(214)

Net non-current deferred income tax asset	$2,403	$4,346

     As of December 29, 2002, the Company has state net operating loss carryforwards available to offset future taxable income of approximately $1,411,000. These state net operating loss carryforwards expire at various dates beginning in 2008. The Company also has federal credit carryforwards available to offset future tax liabilities of approximately $658,000.

7. STOCKHOLDERS’ EQUITY

DEBT ISSUE COSTS — In connection with a revolving line of credit, the Company issued a warrant in May 1998 to purchase up to 45,000 shares of the Company’s common stock (subject to adjustment under a formula defined in the warrant). The warrant was exercisable under certain specified conditions. The warrant was exercised in May 2002 resulting in the issuance of 2,244 shares of common stock at an exercise price of $7.19 per share. The fair value of the warrant upon date of issuance was not significant.

STOCK OPTIONS AND PURCHASE PLANS

     i) 1995 STOCK OPTION/STOCK ISSUANCE PLAN — On May 30, 1996, the stockholders of the Company approved the 1995 Stock Option/Stock Issuance Plan (the “1995 Plan”). The 1995 Plan superseded and incorporated all options outstanding under the 1993 Stock Option Plan. The 1995 Plan provided for the issuance of incentive and nonstatutory options and for the purchase of common stock for eligible individuals. The Board of Directors administered the 1995 Plan. Each option granted under the 1995 Plan has a maximum term of either five or ten years (depending on stock ownership) and is subject to earlier termination in the event of the optionee’s termination of service. The 1995 Plan was incorporated into the 1999 Stock Incentive Plan.

     ii) 1998 STOCK OPTION/STOCK ISSUANCE PLAN — On March 27, 1998, the stockholders of the Company approved the 1998 Stock Option/Stock Issuance Plan (the “1998 Plan”). The 1998 Plan provided for the issuance of incentive and nonstatutory options and for the purchase of common stock for eligible individuals. The Board of Directors administered the 1998 Plan. The stock issuable under the 1998 Plan is shares of authorized but unissued or reacquired stock. Each option granted under the 1998 Plan has a maximum term of either five or ten years (depending on stock ownership) and is subject to earlier termination in the event of the optionee’s termination of service. The 1998 Plan was incorporated into the 1999 Stock Incentive Plan.

     iii) 1999 STOCK INCENTIVE PLAN — On March 18, 1999 and March 24, 1999, the Board of Directors and the stockholders, respectively, of the Company approved the 1999 Stock Incentive Plan (the “1999 Plan”). All outstanding options under the 1995 Stock Option/Stock Issuance Plan and the 1998 Stock Option/Stock Issuance Plan (collectively, the “predecessor plans”) were incorporated into the 1999 Plan. No further grants will be made under the predecessor plans. Except as otherwise noted below, new grants made under the 1999 Plan have substantially the same terms as options previously granted under the predecessor plans.

     The stock issuable under the 1999 Plan shall be shares of authorized but unissued or reacquired common stock, including shares repurchased by the Company on the open market. A total of 2,224,608 shares of common stock have been authorized for issuance under the 1999 Plan, which includes the shares subject to outstanding options under the predecessor plans. The number of shares of common stock reserved for issuance under the 1999 Plan will automatically increase on the first trading day in January each year. The increase will be equal to 3% of the total number of shares of common stock outstanding as of the last trading day in December of the preceding year, not to exceed 450,000 shares in any given year. An additional 300,000 shares were authorized by shareholder approval in June 2002. In addition, no participant in the 1999 Plan may be granted stock options, separately exercisable stock appreciation rights and direct stock issuances for more than 500,000 shares of common stock in the aggregate per calendar year. Each option shall have a maximum term of either five or ten years, depending on the related program, and is subject to earlier termination in the event of the optionee’s termination of service. Options granted under the 1999 Plan generally become exercisable 20% after one year of service and then the remaining 80% ratably over the second through fifth years of service.

     The 1999 Plan is divided into five separate components: (1) the discretionary option grant program, (2) the stock issuance program, (3) the salary investment option grant program, (4) the automatic option grant program, and (5) the director fee option grant program.

     The discretionary option grant and stock issuance programs provide for the issuance of incentive and nonstatutory options for eligible employees. The option exercise price per share is fixed by the 1999 Plan administrator in accordance with the following provisions: (1) the exercise price shall not be less than 100% of the fair market value per share of the common stock on the date of grant, and (2) if the person to whom the option is granted is a 10% stockholder, then the exercise price per share shall not be less than 110% of the fair market value per share of the common stock on the date of grant. Each option shall be exercisable at such time or times, during such period and for such number of shares as shall be determined by the 1999 Plan administrator as set forth in the related individual option agreements. The purchase price for stock issuances is determined by the 1999 Plan administrator and shall not be less than 100% of the fair market value of a share of common stock at the time of issuance.

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

     The board may amend or modify the 1999 Plan at any time, subject to any required stockholder approval. The 1999 Plan will terminate at the earliest of (1) March 17, 2009, (2) the date on which all shares available for issuance under the 1999 Plan have been issued as fully-vested shares or (3) the termination of all outstanding options in connection with certain ownership changes.

     iv) 1999 EMPLOYEE STOCK PURCHASE PLAN — On March 18, 1999 and March 24, 1999, the Board of Directors and stockholders, respectively, approved the 1999 Employee Stock Purchase Plan (“ESPP”). The ESPP became effective upon the execution of the underwriting agreement and pricing of the common stock with respect to the Company’s initial public offering. The ESPP allows eligible employees, as specified in the ESPP, to purchase shares of common stock in semi-annual intervals through payroll deductions under this plan. The accumulated payroll deductions will be applied to the purchase of shares on the employee’s behalf at a price per share equal to 85% of the lower of (1) the fair market value of the Company’s common stock at the date of entry into the current offering period or (2) the fair market value on the purchase date. An initial reserve of 200,000 shares of common stock has been authorized for issuance under the ESPP. The Board of Directors may alter, suspend or discontinue the ESPP. However, certain amendments to the ESPP may require stockholder approval. There was no activity under the ESPP during fiscal years 2002, 2001 and 2000.

     The Company applies APB Opinion No. 25 and related interpretations in accounting for its employee stock option plans. Under APB Opinion No. 25, the Company will record compensation expense measured as the excess, if any between the respective grant price per share an employee must pay to acquire the stock and the estimated fair market value of the common stock at the date of grant.

DEFERRED COMPENSATION

     Total deferred compensation for fiscal 1998 and 1999 grants less forfeitures is being recorded ratably over the vesting period of the respective options. The Company recorded $42,894, $49,810 and $49,488 of compensation expense associated with these option grants for fiscal years 2002, 2001 and 2000, respectively, and was fully amortized as of December 29, 2002.

     In October 2001, the Company granted common stock options for the purchase of 50,000 shares of common stock to a non-employee board member for consulting services. Total deferred compensation for the grant is being recorded ratably over the service period of the consulting agreement. The Company recorded $161,838 and $30,156 of compensation expense associated with this option grant during fiscal year 2002 and 2001, respectively, and was fully amortized as of December 29, 2002.

     On June 14, 2002, the Company granted common stock options for the purchase of 50,000 shares of common stock to a non-employee board member for consulting services. Total deferred compensation for the grant is being recorded ratably over the service period of the consulting agreement. The Company recorded $88,709 of compensation expense associated with this option grant during fiscal year 2002.

     The following is a summary of stock option activity for fiscal years 2000, 2001 and 2002:

	Shares		Weighted
			Average
	Options		Exercise
	Available	Options	Price Per
	for Grant	Outstanding	Share

Balance at December 27, 1999	501,125	591,288	$6.77
Authorized	266,153	—	—
Granted	(699,620)	699,620	7.09
Exercised	—	(22,665)	1.68
Forfeited	229,009	(229,009)	7.61

Balance at December 31, 2000	296,667	1,039,234	6.91
Authorized	266,833	—	—
Granted	(519,916)	519,916	4.23
Exercised	—	(28,346)	1.66
Forfeited	203,470	(203,470)	6.64

Balance at December 30, 2001	247,054	1,327,334	6.02
Authorized	567,684	—	—
Granted	(580,979)	580,979	6.88
Exercised	—	(127,328)	2.98
Forfeited	416,930	(416,930)	7.18

Balance at December 29, 2002	650,689	1,364,055	6.31

Exercisable, December 31, 2000		318,536	5.91

Exercisable, December 30, 2001		574,173	6.22

Exercisable, December 29, 2002		623,192	6.24

     The pro forma compensation costs presented in Note 1 were determined using the weighted average fair values at the date of grant for options granted during 2002, 2001 and 2000 of $4.45, $2.93 and $4.74 per share, respectively. The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Fiscal Years

	2002	2001	2000

Expected dividend	None	None	None
Expected stock price volatility	66%	70%	80%
Risk-free interest rate	4.0%	4.0%	5.9%
Expected lives of options	5 years	5 years	5 years

     The estimated fair value of options granted is subject to the assumptions made, and if the assumptions changed, the estimated fair value amounts could be significantly different.

     The following table summarizes information as of December 29, 2002 concerning currently outstanding and exercisable options:

			Options Outstanding			Options Exercisable

				Weighted Average			Weighted
				Remaining			Average
			Number	Contractual Life	Weighted Average	Number	Exercise
Range of Exercise Prices			Outstanding	(Years)	Exercise Price	Exercisable	Price

$1.00	–	$4.95	327,766	7.93	$3.65	213,404	$3.42
$5.00	–	$6.50	597,439	8.99	$6.29	138,465	$6.12
$7.00	–	$9.00	364,773	7.02	$7.93	206,403	$7.97
$10.00	–	$15.60	74,077	6.50	$10.30	64,920	$10.24

			1,364,055	8.07	$6.31	623,192	$6.24

8. EARNINGS PER SHARE

     A reconciliation of basic and diluted earnings per share in accordance with SFAS No. 128 is as follows (in thousands, except per share data):

	Fiscal Years

	2002	2001	2000

Numerator
Basic:
Net income (loss)	$3,019	$(6,457)	$(231)
Denominator
Basic:
Weighted average common shares outstanding	9,017	8,920	8,883
Diluted:
Effect of dilutive securities:
Common stock options	120	—	—

Total weighted average common and potential common shares outstanding	9,137	8,920	8,883

Income (loss) per share:
Basic	$0.33	$(0.72)	$(0.03)
Diluted	$0.33	$(0.72)	$(0.03)

     For fiscal year 2001 and 2000, the Company excluded the effect of 1,327,334 and 1,039,234 common stock options, respectively, in the calculation of diluted earnings per share, as the effect would be antidilutive.

9. SEGMENT INFORMATION

     The Company owns and operates high-quality, quick-casual Mexican restaurants under the names “Rubio’s Fresh Mexican Grill” and “Rubio’s Baja Grill,” with restaurants primarily in California, Arizona, Nevada, Colorado, Oregon and Utah. In accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information”, the Company currently considers its business to consist of one reportable operating segment.

10. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

     Summarized unaudited quarterly financial data (in thousands, except per share data) for fiscal 2002 and 2001 was as follows:

	Fiscal 2002

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Total revenue	$29,878	$30,701	$30,799	$28,185
Operating income	$712	$1,888	$2,202	$229
Net income	$427	$1,128	$1,316	$148
Basic net income per share	$0.05	$0.13	$0.15	$0.02
Diluted net income per share	$0.05	$0.12	$0.14	$0.02

	Fiscal 2001

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Total revenue	$26,578	$28,912	$30,037	$27,412
Operating (loss) income	$(357)	$1,283	$(5,148)	$(6,272)
Net (loss) income	$(154)	$798	$(3,077)	$(4,024)
Basic net (loss) income per share	$(0.02)	$0.09	$(0.34)	$(0.45)
Diluted net (loss) income per share	$(0.02)	$0.09	$(0.34)	$(0.45)

     Earnings (loss) per share are computed independently for each of the quarters presented and therefore may not sum to the annual amount for the year.