Form 10-Q
period 2003-03-30
RUBIOS RESTAURANTS INC
filed 2003-05-13
CIK 1082423

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 30, 2003

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

(1) Yes [X] No [  ]

(2) Yes [X] No [  ]

     Indicate by check mark whether the registrant is an accelerated filer (as indicated in Rule 12b-2 of the Exchange Act).

(2) Yes [   ] No [X]

As of May 8, 2003 there were 9,085,427 shares of the Registrant’s common stock, par value $0.001 per share, outstanding.

RUBIO’S RESTAURANTS, INC.

PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

RUBIO’S RESTAURANTS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	March 30,	December 29,
	2003	2002

	(unaudited)	(see Note)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$7,469	$8,578
Short-term investments	2,162	1,279
Income taxes receivable	357	357
Other receivables	585	818
Inventory	1,103	1,250
Prepaid expenses	1,725	600
Deferred income taxes	49	—

Total current assets	13,450	12,882
PROPERTY – net	36,113	35,504
OTHER ASSETS	358	366
DEFERRED INCOME TAXES	2,403	2,403

TOTAL	$52,324	$51,155

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$1,888	$1,990
Income taxes payable	28	—
Accrued expenses and other liabilities	4,701	3,832
Store closure reserve	515	559
Line of credit	1,000	1,000
Deferred income taxes	—	90

Total current liabilities	8,132	7,471
STORE CLOSURE RESERVE	1,157	1,248
DEFERRED INCOME	398	69
DEFERRED RENT	2,072	1,971
DEFERRED FRANCHISE REVENUE	26	36

Total liabilities	11,785	10,795

COMMITMENTS AND CONTINGENCIES (NOTE 5)
STOCKHOLDERS’ EQUITY:
Preferred stock, $.001 par value, 5,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $.001 par value, 75,000,000 shares authorized, 9,080,010 issued and outstanding in 2003, and 9,052,358 issued and outstanding in 2002	9	9
Paid-in capital	41,952	41,868
Deferred compensation	551	510
Accumulated other comprehensive income	1	3
Accumulated deficit	(1,974)	(2,030)

Total stockholders’ equity	40,539	40,360

TOTAL	$52,324	$51,155

Note: The balance sheet as of December 29, 2002 is derived from the Company’s audited consolidated financial statements and is in accordance with accounting principles generally accepted in the United States of America. Entire notes for the audited period are not included in this report.

See notes to consolidated financial statements-unaudited.

RUBIO’S RESTAURANTS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS – UNAUDITED
(In thousands, except per share data)

	13 Weeks Ended

	March 30,	March 31,
	2003	2002

REVENUE:
Restaurant sales	$30,405	$29,843
Franchise and licensing revenue	61	35

TOTAL REVENUE	30,466	29,878

COSTS AND EXPENSES:
Cost of sales	8,981	8,330
Restaurant labor, occupancy and other	17,563	16,756
General and administrative expenses	2,423	2,707
Depreciation and amortization	1,384	1,284
Pre-opening expenses	45	90
Gain on disposal/sale of property	(34)	(1)

TOTAL COSTS AND EXPENSES	30,362	29,166

OPERATING INCOME	104	712

OTHER (EXPENSE)INCOME:
Interest and investment income	20	32
Interest expense	(30)	(33)

OTHER EXPENSE – NET	(10)	(1)

INCOME BEFORE INCOME TAXES	94	711
INCOME TAX EXPENSE	(38)	(284)

NET INCOME	$56	$427

NET INCOME PER SHARE:
Basic	$0.01	$0.05

Diluted	$0.01	$0.05

SHARES USED IN CALCULATING NET INCOME PER SHARE:
Basic	9,070	8,966

Diluted	9,131	9,067

See notes to consolidated financial statements-unaudited.

RUBIO’S RESTAURANTS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED
(In thousands)

	13 Weeks Ended

	March 30,	March 31,
	2003	2002

OPERATING ACTIVITIES:
Net income	$56	$427
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,384	1,284
Deferred compensation	41	99
Gain on disposal/sale of property	(34)	(1)
Changes in assets and liabilities:
Income taxes receivable	—	559
Other receivables	233	87
Inventory	147	643
Prepaid expenses	(1,125)	(1,034)
Deferred income taxes	(139)	(4)
Other assets	8	35
Accounts payable	(102)	(570)
Income taxes payable	28	—
Accrued expenses and other liabilities	869	1,273
Store closure reserve	(135)	(584)
Deferred income	329	—
Deferred rent	101	86
Deferred franchise revenue	(10)	(1)

Cash provided by operating activities	1,651	2,299

INVESTING ACTIVITIES:
Purchases of property	(2,020)	(1,349)
Proceeds from sale of property	61	10
Purchases of investments	(1,485)	(995)
Sales and maturities of investments	600	1,050

Cash used in investing activities	(2,844)	(1,284)

FINANCING ACTIVITIES:
Proceeds from exercise of common stock options, net of tax	84	88

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(1,109)	1,103
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	8,578	4,710

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$7,469	$5,813

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$23	$29
Cash paid (received) for income taxes	$10	$(275)

See notes to consolidated financial statements-unaudited.

RUBIO’S RESTAURANTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

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

     UNAUDITED INTERIM FINANCIAL DATA – In the opinion of management, the unaudited consolidated financial statements for the interim periods presented reflect all adjustments, consisting of only normal and recurring adjustments, necessary for a fair presentation of the financial position and results of operations as of and for such periods indicated. These consolidated financial statements and related notes should be read in conjunction with the consolidated financial statements and related notes for the fiscal year ended December 29, 2002 included in the Company’s annual report on Form 10-K and the review of our more critical accounting policies identified under the caption “Critical Accounting Policies” in that report. Results for the interim periods presented in this report are not necessarily indicative of results which may be reported for any other interim period or for the entire fiscal year.

     RECENT ACCOUNTING PRONOUNCEMENTS - In July 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which addresses financial accounting and reporting for costs associated with exit or disposal activities and supersedes Emerging Issues Task Force (“EITF”) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue No. 94-3, a liability for an exit cost, as defined in EITF Issue No. 94-3 was recognized at the date of an entity’s commitment to an exit plan. SFAS No. 146 establishes that the liability should initially be measured and recorded at fair value. The Company was required to adopt the provisions of SFAS No. 146 for exit or disposal activities initiated after December 31, 2002. The adoption of SFAS No. 146 did not have a material impact on the Company’s results of operations.

2.   STOCK-BASED COMPENSATION – SFAS No. 123, “Accounting for Stock Based-Compensation” as amended by SFAS No. 148 “Accounting for Stock Compensation – Transition and Disclosure” an amendment of FASB Statement No. 123, provides accounting guidance related to stock based employee compensation. SFAS No. 123, as amended, encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations for all periods presented. Accordingly, compensation cost for stock options is measured as the excess, if any, of the fair value of the Company’s stock at the date of the grant over the amount an employee must pay to acquire the stock.

RUBIO’S RESTAURANTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

     The following table summarizes the impact on the Company’s net income had compensation cost been determined based upon the fair value at the grant date for awards under the stock option plans consistent with the methodology prescribed under SFAS No. 123 (in thousands, except per share data):

	13 Weeks Ended

	March 30,	March 31,
	2003	2002

Net income, as reported	$56	$427
Deduct: Stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	97	126

Pro forma net (loss) income	$(41)	$301

Earnings (loss) per share:
Basic – as reported	$0.01	$0.05

Basic – pro forma	$(0.00)	$0.03

Diluted – as reported	$0.01	$0.05

Diluted – pro forma	$(0.00)	$0.03

     The pro forma compensation costs were determined using the weighted average fair values at the date of grant for options granted during the 13 weeks ended March 30, 2003 and March 31, 2002 of $2.47 and $3.41 per share respectively. The fair value of each option granted was estimated on the date of grant using the Black-Scholes option prices model with the following assumptions:

	13 Weeks Ending

	March 30,	March 31,
	2003	2002

Expected dividend	None	None
Expected stock price volatility	42%	59%
Risk-free interest rate	4.0%	4.0%
Expected lives of options	5 years	5 years

3.   ASSET IMPAIRMENT AND STORE CLOSURE EXPENSE – The Company periodically assesses its ability to recover the carrying value of its long-lived assets. If the Company concludes that the carrying value will not be recovered based on expected future cash flows, an impairment write-down is recorded to reduce the asset to its estimated fair value. Impairment is reviewed at the lowest levels for which there are identifiable cash flows that are independent of the cash flows of other groups of assets. In the Company’s circumstances, such analysis is performed on an individual restaurant basis. The impairment charge is the difference between the carrying value and the estimated fair value of the assets (for assets to be held and used) and fair value less cost to sell (for assets to be disposed of).

     The Company makes decisions to close stores based on their cash flows and anticipated future profitability. The Company recognizes the cost and related liability associated with the closure of restaurants measured initially at its fair value in the period in which the liability is incurred. These store closure charges primarily represent a liability for the future lease obligations after the expected closure dates, net of estimated sublease income, if any.

RUBIO’S RESTAURANTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED (continued)

3.        ASSET IMPAIRMENT AND STORE CLOSURE EXPENSE (continued)

     The change in the store closure reserve during the first quarter of fiscal 2003 was as follows (in thousands):

	Reserve Balance	Store Closure		Reserve Balance
	at	Expense		at
	December 29,	(Reversal)–		March 30,
	2002	Net	Usage – Net	2003

Reserve for stores closed in 2001	$787	$4	$(108)	$683
Reserve for stores closed in 2002 and to be closed	978	15	(27)	966
Severance and other costs	42	(19)	—	23

Total store closure reserve	1,807	$—	$(135)	1,672

Less: current portion	(559)			(515)

Non-current	$1,248			$1,157

4.        BALANCE SHEET DETAILS as of March 30, 2003 and December 29, 2002, respectively (in thousands):

	2003	2002

OTHER RECEIVABLES:
Tenant improvement receivables	$110	$210
Beverage usage receivable	256	274
Other	219	334

Total	$585	$818

INVESTMENTS:
Corporate bonds	$1,996	$1,111
Municipal bonds	166	168

	2,162	1,279
Less: short-term investments	(2,162)	(1,279)

Investments	$—	$—

PROPERTY – at cost:
Building and leasehold improvements	$28,762	$28,700
Equipment and furniture	26,898	26,238
Construction in process and related costs	1,475	244

	57,135	55,182
Less: accumulated depreciation and amortization	(21,022)	(19,678)

Total	$36,113	$35,504

RUBIO’S RESTAURANTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED (continued)

ACCRUED EXPENSES AND OTHER LIABILITIES:
Compensation	$1,824	$917
Workers compensation insurance	893	888
Sales taxes	975	861
Vacation pay	464	464
Other	545	702

Total	$4,701	$3,832

5.   COMMITMENTS AND CONTINGENCIES

REVOLVING LINE OF CREDIT – As of March 30, 2003 and December 29, 2002, the Company had available $10.0 million of a total $12,000,000 revolving line of credit with a maturity date of July 2004. The credit line bears interest based on certain leverage ratios and ranges from the lower of a bank reference rate plus 1% - 2%, or an adjusted London Interbank Offered Rate plus 2.5% - 3.5% per annum (3.92% as of March 30, 2003). The Company pays a commitment fee on the unused portion of the line of credit. As of March 30, 2003 and December 29, 2002, the Company had borrowings of $1.0 million on the line of credit and $1.0 million assigned to standby letters of credit, related to the Company’s workers’ compensation insurance policy, that mature in October 2003.

     The credit facility contains various covenants including a minimum EBITDA, fixed charge coverage ratio, minimum interest coverage ratio, and a maximum total leverage ratio, and places certain restrictions on fixed asset purchases. The revolving line of credit restricts the payment of cash dividends and other stock redemptions or repurchases. The Company’s assets collateralize borrowings under the revolving line of credit. The Company was in compliance with the covenants at March 30, 2003.

     LITIGATION – As previously disclosed in our filings with the SEC, on June 28, 2001, a class action complaint was filed against the Company in Orange County, California Superior Court by a former employee, who worked in the position of general manager. A second similar class action complaint was filed in Orange County, California Superior Court on December 21, 2001, on behalf of another former employee who worked in the positions of general manager and assistant manager. The Company classifies both positions as exempt. The former employees each purport to represent a class of former and current employees who are allegedly similarly situated. These cases currently involve the issue of whether employees and former employees in the general and assistant manager positions who worked in the California restaurants during specified time periods were misclassified as exempt and deprived of overtime pay. In addition to unpaid overtime, these cases seek to recover waiting time penalties, interest, attorneys’ fees, and other types of relief on behalf of the current and former employees that these former employees purport to represent.

     The Company believes these cases are without merit and intends to vigorously defend against the related claims. These cases are in the early stages of discovery, and the status of the class action certification is yet to be determined for both suits. The two cases have been consolidated into one action. The court granted a motion to disqualify the Company’s counsel. The proceeding has been stayed pending appeal of that disqualification. The Company continues to evaluate results in similar proceedings and to consult with advisors with specialized expertise. The Company is presently unable to predict the probable

RUBIO’S RESTAURANTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED (continued)

outcome of this matter or the amounts of any potential damages at issue. An unfavorable outcome in this matter or a significant settlement could have a material impact on the Company’s financial position and results of operations.

     The Company is unaware of any other litigation that could have a material adverse effect on the Company’s results of operations, financial position or business.

6.    EARNINGS PER SHARE

     A reconciliation of basic and diluted earnings per share in accordance with SFAS No. 128, “Earnings Per Share,” is as follows (in thousands, except per share data):

	13 Weeks Ended

	March 30,	March 31,
	2003	2002

Numerator
Net income	$56	$427

Denominator
Basic:
Weighted average common shares outstanding	9,070	8,966
Diluted:
Effect of dilutive securities:
Common stock options	61	101

Total weighted average common and potential common shares outstanding	9,131	9,067

Net income per share:
Basic	$0.01	$0.05

Diluted	$0.01	$0.05

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

     Rubio’s Restaurants, Inc. was incorporated in California in 1985 and reincorporated in Delaware in 1997. In May 1999, we completed our initial public offering. In late 2000, as part of our expansion strategy, we initiated a franchising program. As of May 1, 2003, we have two franchise agreements representing commitments to open 6 units, two of which were open as of May 1, 2003. Additionally, on April 15, 2002, we completed the sale of four company-owned stores in the Las Vegas, Nevada market to one of these franchisee groups. We opened eight stores and closed three underperforming stores in 2002. Our current expansion plan calls for us to open 8-10 company-owned restaurants in fiscal 2003.

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

     We have several critical accounting policies, which were discussed in the Company’s 2002 Annual Report on Form 10-K, that are both important to the portrayal of our financial condition and results of operations and require management’s most difficult, subjective and complex judgments. Typically, the circumstances that make these judgments complex and difficult have to do with making estimates about the effect of matters that are inherently uncertain. During the 13 weeks ending March 30, 2003, we have not adopted any new accounting policies that are considered critical accounting policies nor have there been any significant changes related to our critical accounting policies that would have a material impact on our consolidated financial position, results of operations, cash flow or our ability to conduct business.

RESULTS OF OPERATIONS

     All comparisons under this heading between 2003 and 2002 refer to the 13-week period ended March 30, 2003 and the 13-week period ended March 31, 2002, respectively, unless otherwise indicated.

     Our operating results, expressed as a percentage of revenue, were as follows:

	13 Weeks Ended

	March 30,	March 31,
	2003	2002

Revenue (1)	100.0%	100.0%
Costs and expenses:
Cost of sales	29.5	27.9
Restaurant labor, occupancy and other	57.6	56.1
General and administrative expenses (2)	8.0	9.0
Depreciation and amortization	4.5	4.3
Pre-opening expenses	0.1	0.3
Gain on disposal/sale of property	—	—

Operating income	0.3	2.4
Other expense, net	—	—

Income before income taxes	0.3	2.4
Income tax expense	(0.1)	(1.0)

Net income	0.2%	1.4%

(1) Includes $61,000 and $35,000 in franchise and licensing revenue for the 13 weeks ended March 30, 2003 and March 31, 2002, respectively.

(2) Includes $61,000 and $84,000 in franchise expense for the 13 weeks ended March 30, 2003 and March 31, 2002, respectively.

13 WEEKS ENDED MARCH 30, 2003 COMPARED TO THE 13 WEEKS ENDED MARCH 31, 2002

     Results of operations reflect 13 weeks of operations for 135 restaurants and partial period operations for two restaurants for the 13 weeks ended March 30, 2003. Results of operations also reflect 13 weeks of operations for 132 restaurants and a partial period of operations for six restaurants for the 13 weeks ended March 31, 2002.

     REVENUE. Revenue increased $0.6 million or 1.9%, to $30.5 million for the 13 weeks ended March 30, 2003 from $29.9 million for the 13 weeks ended March 31, 2002. The increase in 2003 was primarily due to sales of $0.2 million from our two 2003 store openings, a $0.9 million increase in sales generated by a full quarter of operations from units opened in 2002 and 2001 that were not yet in our comparable unit base, an increase in comparable store sales of $0.5 million or 1.6%, offset by a decrease of $1.0 million in sales at the 7 stores that were sold or closed in 2002. Units enter the comparable store base after 15 full months of operation. The increase in comparable store sales was primarily due to a 6.1% increase in average check, offset by a 4.2% decrease in transactions. The increase in comparable store sales is due primarily to the success of the annual $0.99 fish taco promotion run company-wide during March 2003 and the completion of a company-wide menu rollout, including new items, larger portions and associated price increases.

     COST OF SALES. Cost of sales as a percentage of revenue increased to 29.5% in the 13 weeks ended March 30, 2003 from 27.9% in the 13 weeks ended March 31, 2002. The increase was primarily due to the higher food and paper costs associated with our larger portions, expanded salsa bar and upgraded packaging for our brand repositioning.

     RESTAURANT LABOR, OCCUPANCY AND OTHER. Restaurant labor, occupancy, and other increased as a percentage of revenue to 57.6% for the 13 weeks ended March 30, 2003 from 56.1% in the 13 weeks ended March 30, 2002. The 1.5% increase is due to a 0.5% increase in total direct labor associated with the training required for the conversion to the brand repositioning and a 1.0% increase in unit operating expenses associated with supplies, repairs and uniforms needed for this repositioning.

     GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses of $2.4 million for the 13 weeks ended March 30, 2003 decreased by $0.3 million from the 13 weeks ended March 31, 2002. As a percentage of revenue, general and administrative expenses decreased to 8.0% for the 13 weeks ended March 30, 2003 from 9.0% for the 13 weeks ended March 31, 2002. The decrease as a percentage of sales was primarily due to the leveraging of our expanding revenue base, lower labor and related costs from a corporate reorganization and well managed cost containment in 2003.

     DEPRECIATION AND AMORTIZATION. Depreciation and amortization expenses increased to $1.4 million in the 13 weeks ended March 30, 2003 from $1.3 million in the 13 weeks ended March 31, 2002. The $0.1 million increase was primarily due to the additional depreciation on the 8 new units opened during 2002 and the 2 new units opened during 2003. As a percentage of restaurant sales, depreciation and amortization increased to 4.5% for the 13 weeks ended March 30, 2003 from 4.3% for the 13 weeks ended March 31, 2002.

     PRE-OPENING EXPENSES. Pre-opening expenses remained relatively constant at $45,000 for the 13 weeks ended March 30, 2003 compared to $90,000 for the 13 weeks ended March 31, 2002.

     OTHER EXPENSE, NET. Other expense, net increased to $10,000 for the 13 weeks ended March 30, 2003 from $1,000 for the 13 weeks ended March 31, 2002, primarily due to a decrease in the interest income earned on investments in 2003. Interest income decreased to $20,000 for the 13 weeks ended March 30, 2003 from $32,000 for the 13 weeks ended March 31, 2002 primarily due to lower interest rates being paid on investments on 2003 compared to 2002.

     INCOME TAXES. The provision for income taxes for the 13 weeks ended March 30, 2003 and March 31, 2002 is based on the approximate annual effective tax rate of 40% applied to the respective period’s pretax book income. The 40% tax rate applied to the 13 weeks ended March 30, 2003 comprises the federal and state statutory rates based on the estimated annual effective rate on pre-tax income of $94,000. The 40% tax rate applied to the 13 weeks ended March 31, 2002 comprises the federal and state statutory rates based on the estimated annual effective rate on pre-tax income of $711,000.

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

     LIQUIDITY AND CAPITAL RESOURCES

     We have funded our capital requirements in recent years through the public sale of equity securities, private placement of preferred stock, bank debt and cash flow from operations. We generated $1.7 million in cash flow from operating activities for the 13 weeks ended March 30, 2003 compared to $2.3 million for the 13 weeks ended March 31, 2002.

     Net cash used in investing activities was $2.8 million for the 13 weeks ended March 30, 2003 compared to net cash used in investing activities of $1.3 million for the 13 weeks ended March 31, 2002. Net cash used in investing activities for the 13 weeks ended March 30, 2003 included $2.0 million in capital expenditures and a net $.9 million used by the sales, purchases and maturities of investments, where net cash used in investing activities for the 13 weeks ended March 31, 2002 consisted of $1.3 million of capital expenditures offset by a net $0.1 million provided by the sale, purchases and maturities of investments.

     Net cash provided by financing activities was $84,000 for the 13 weeks ended March 30, 2003 compared to net cash provided of $88,000 for the 13 weeks ended March 31, 2002. Financing activities in both quarters consisted of proceeds from the exercise of common stock options, net of tax.

     As of March 30, 2003 and December 29, 2002, we had available $10.0 million of a total $12.0 million revolving line of credit agreement with a financial institution that matures in July 2004. As of March 30, 2003 and December 29, 2002, our outstanding principal balance under this agreement was $1.0 million. Also, as of March 30, 2003 and December 29, 2002, we had $1.0 million assigned to standby letters of credit that mature in October 2003. Interest on the revolving line of credit is calculated on the lower of either a bank reference rate plus 1% - 2%, or on an adjusted London Interbank Offered Rate plus 2.5% - 3.5% per annum.

     Our funds are principally used for the development and opening of new units. We incurred $2.0 million in capital expenditures during the 13 weeks ended March 30, 2003, of which $1.1 million was for newly opened units, $0.8 million for existing locations and $0.1 million for corporate and information technology expenditures. During the 13 weeks ended March 31, 2002, we incurred $1.3 million in capital expenditures, of which $1.0 million was for new unit openings, $0.2 million for existing locations and $0.1 million for corporate and information technology expenditures.

     We currently expect total capital expenditures in 2003 to be approximately $9.9 million, of which approximately $5.5 million is forecasted for the opening of new restaurants, $3.4 million for existing stores and $1.0 million for corporate, information technology and other. We currently plan to open approximately eight to ten units in 2003 and a minimum of ten units in 2004. We currently expect that future locations will generally cost between $500,000 and $550,000 per unit, net of landlord allowances and excluding pre-opening expenses. Some units may exceed this range due to the area in which they are built and the specific requirements of the project. Pre-opening expenses are expected to average between $19,000 and $25,000 per restaurant.

     The Company is undertaking a number of projects in 2003 designed to potentially improve sales. These projects include a new prototype store design, a potential retrofit design that can be incorporated into existing restaurants, and signage changes that could require a significant amount of capital. The Company is unable to estimate the capital requirements for these projects until certain project tests are complete and rollout schedules are determined.

     We believe that anticipated cash flow from operations combined with funds anticipated to be available from our $12.0 million credit facility and our cash and investments balance of $9.6 million as of March 30, 2003 will be sufficient to satisfy our working capital and capital expenditure requirements for at least the next 12 months. Changes in our operating plans, changes in our expansion plans, lower than anticipated sales, our ability to meet the financial covenants of our credit facility, increased expenses, potential acquisitions or other events may cause us to seek additional financing sooner than anticipated. Additional financing may not be available on acceptable terms, or at all. Failure to obtain additional financing as needed could have a material adverse effect on our business and results of operations.

     RISK FACTORS

     Any investment in our common stock involves a high degree of risk. You should consider carefully the following information about these risks, together with the other information contained in this quarterly report, before you decide to buy our common stock. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our operations. If any of the following risks actually occur, our business would likely suffer and our results could differ materially from those expressed in any forward-looking statements contained in this quarterly report including those contained in the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under Item 2. In such case, the trading price of our common stock could decline, and you may lose all or part of the money you paid to buy our common stock.

OUR EXPECTED REVENUES, COMPARABLE STORE SALES AND OVERALL EARNINGS PER SHARE MAY NOT BE ATTAINED DUE TO FACTORS REGARDING OUR BRAND AWARENESS OR MARKETING STRATEGY AND/OR OUR ABILITY TO MANAGE ONGOING AND UNANTICIPATED COSTS.

     Our expected sales levels and earnings rely heavily on the acceptability and quality of the products we serve. If any variances are experienced with respect to the recognition of our brand, the acceptableness of our promotions, the impact of our advertising campaigns or the ability to manage our ongoing operations, including the ability to absorb unexpected costs, we could fall short of our revenue and earnings expectations. Factors that could have a significant impact on earnings include:

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

OUR CURRENT PROJECTS TO IMPROVE OUR BRAND COULD HAVE A MATERIAL ADVERSE IMPACT ON THE COMPANY.

     We are working on a number of projects designed to improve the strength of our brand and increase sales. These projects include our new prototype restaurant design, a potential store remodel or continuing re-image program for existing restaurants, signage changes, new menu items, bigger portions, additional salsa bar choices and new product packaging.

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

OUR FAILURE OR INABILITY TO ENFORCE OUR CURRENT AND FUTURE TRADEMARKS AND TRADE NAMES COULD ADVERSELY AFFECT OUR EFFORTS TO ESTABLISH AND MAINTAIN BRAND EQUITY.

     Our ability to successfully expand our concept will depend on our ability to establish and maintain “brand equity” through the use of our current and future trademarks, service marks, trade dress and other proprietary intellectual property, including our name and logos. We currently hold four trademarks and have 12 service marks relating to our brand and we have filed applications for two additional marks. Some or all of the rights in our intellectual property may not be enforceable, even if registered against any prior users of similar intellectual property or our competitors who seek to utilize similar intellectual property in areas where we operate or intend to conduct operations. If we fail to enforce any of our intellectual property rights, we may be unable to capitalize on our efforts to establish brand equity. It is also possible that we will encounter claims from prior users of similar intellectual property in areas where we operate or intend to conduct operations.

     On October 2, 2002, La Salsa, Inc., by correspondence, requested that we immediately stop all use of the phrase “FRESH MEXICAN GRILL”, which La Salsa, Inc. contends is its service mark. We believe that La Salsa, Inc. has no current enforceable right against us to the phrase “Fresh Mexican Grill” under U.S. trademark law and have so advised La Salsa, Inc. through counsel. On January 24, 2003, by correspondence, La Salsa, Inc. requested that the Company license from La Salsa, Inc. the “Fresh Mexican Grill” service mark in order to avoid litigation. The Company has not yet formally responded to this correspondence.

     La Salsa, Inc. is the owner of registration number 2,142,545 on the Principal Register of the USPTO for “La Salsa Fresh Mexican Grill”. This registration disclaims however, any right to “Fresh Mexican Grill”. La Salsa, Inc. is the owner of registration number 2,190,028 on the Supplemental Register of the USPTO for “Fresh Mexican Grill”. This supplemental registration disclaims any right to “Mexican Grill”. On March 1, 2001, La Salsa, Inc. filed another application with the USPTO to attempt registration of “Fresh Mexican Grill” on the Principal Register. The USPTO initially issued a final refusal to La Salsa, Inc.’s effort to register “Fresh Mexican Grill” on the Principal Register, finding that the mark was generic and descriptive. La Salsa, Inc. sought reconsideration of that refusal and amended its application to disclaim “Mexican Grill.” The USPTO reconsidered its refusal and without written opinion has indicated the mark will be approved for publication. The opposition period did open on April 8, 2003. Because of the descriptive nature of “Fresh Mexican Grill”, we believe that opposition to the mark will be successful.

     La Salsa, Inc. to date has not filed a lawsuit against us. We intend to vigorously defend our right to use the term “Fresh Mexican Grill” and believe we will be successful in doing so.

WE HAVE CREATED RESERVES RELATED TO THE CLOSURE OF SOME SELECTED STORES. IF THE AMOUNT OF THESE RESERVES ARE INADEQUATE, WE COULD EXPERIENCE AN ADVERSE EFFECT TO OUR EARNINGS EXPECTATIONS IN THE FUTURE.

     Our reserves for expenses related to store closures are estimates. The amounts we have recorded are our reasonable assumptions based on the condition of these locations at this point in time. The conditions regarding these locations may adversely change in the future and materially affect our future earnings. We will review these reserves on a quarterly basis and will likely have adjustments that may materially have a positive or negative impact to our future earnings. In 2001, we set up a reserve for underperforming restaurants we planned to close. Most of these store closures have been completed and lease terminations have been negotiated.

OUR OPERATING RESULTS MAY FLUCTUATE SIGNIFICANTLY DUE TO SEASONALITY AND OTHER FACTORS, WHICH COULD HAVE A NEGATIVE EFFECT ON THE PRICE OF OUR COMMON STOCK.

     Our business is subject to seasonal fluctuations. Historically, sales in most of our restaurants have been higher during the second and third quarters of each fiscal year. As a result, we generally find our highest earnings occur in the second and third quarters of each fiscal year. Accordingly, results for any one quarter or for any year are not necessarily indicative of results to be expected for any other quarter or for any other year. Comparable unit sales for any particular future period may increase or decrease vs. previous history.

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

WE OFFER A FRANCHISE PROGRAM. WE MAY BE UNSUCCESSFUL IN FULLY EXECUTING THIS PROGRAM.

     We started a franchise program by entering into agreements with three franchisee groups between 2001 and 2002. In April 2003, our relationship with one of the franchisee groups was terminated. As of May 1, 2003, we have two franchise agreements representing commitments to open 6 units, two of which were open as of May 1, 2003. On April 15, 2002, we completed the sale of four company-owned stores in the Las Vegas, Nevada market to one of these franchisee groups. Restaurant companies typically rely on franchise revenues as a significant source of revenues and potential for growth. Our inability to successfully execute our franchising program could adversely affect our business and results of operations. The opening and success of franchised restaurants is dependent on a number of factors, including availability of suitable sites, negotiations of acceptable lease or purchase terms for new locations, permitting and government regulatory compliance and the ability to meet construction schedules. The franchisees may not have all of the business abilities or access to financial resources necessary to open our restaurants or to successfully develop or operate our restaurants in their franchise areas in a manner consistent with our standards.

WE MAY BE UNABLE TO FUND OUR SUBSTANTIAL WORKING CAPITAL REQUIREMENTS AND MAY NEED ADDITIONAL FUNDING SOONER THAN WE ANTICIPATE.

     We believe that the proceeds from the initial public offering completed in May 1999, together with anticipated cash flow from operations and funds anticipated to be available from our credit facility will be sufficient to satisfy our working capital requirements for at least the next 12 months. We may need to seek additional financing sooner than we anticipate as a result of the following factors:

•	changes in our expansion plans;

•	changes in our operating plans;

•	capital needs associated with the potential re-image and/or remodel of our restaurants, signage changes, menu related changes and other projects;

•	lower than anticipated sales of our menu offerings;

•	our ability to meet the financial covenants of our credit facility;

•	increased food, labor costs or other expenses;

•	adverse results in litigation or similar claims;

•	potential acquisitions; or

•	other events or contingencies.

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

IF WE ARE NOT ABLE TO SUCCESSFULLY PURSUE OUR EXPANSION STRATEGY, OUR BUSINESS AND RESULTS OF OPERATIONS MAY BE ADVERSELY IMPACTED.

     We currently plan to open approximately eight to ten Company-owned restaurants in 2003, two of which have been opened as of March 30, 2003. None of the planned 2003 openings are outside California. Our ability to successfully achieve our expansion strategy will depend on a variety of factors, many of which are beyond our control.

These factors include:

•	our ability to operate our restaurants profitably;

•	our ability to respond effectively to the intense competition in the quick-casual restaurant industry;

•	our ability to locate suitable high-quality restaurant sites or negotiate acceptable lease terms;

•	our ability to obtain required local, state and federal governmental approvals and permits related to construction of the sites and food and alcoholic beverages;

•	our dependence on contractors to construct new restaurants in a timely manner;

•	our ability to attract, train and retain qualified and experienced restaurant personnel and management;

•	our need for additional capital and our ability to obtain such capital on favorable terms or at all; and

•	general economic conditions.

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

     In 2001, the State of California entered into long-term energy contracts at fixed prices that caused our energy costs to dramatically increase. Similar proposals may come before legislators or voters in other jurisdictions in which we operate or seek to operate. The effect of these and further governmental regulations and actions may have a material adverse impact on our earnings.

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

     As of March 30, 2003, all but six of our existing restaurants are located in the western region of the United States. Accordingly, we are susceptible to fluctuations in our business caused by adverse economic or other conditions in this region, including natural disasters, terrorist activities or similar events. Our significant investment in, and long-term commitment to, each of our units limits our ability to respond quickly or effectively to changes in local competitive conditions or other changes that could affect our operations. In addition, some of our competitors have many more units than we do. Consequently, adverse economic or other conditions in a region, a decline in the profitability of several existing units or the introduction of several unsuccessful new units in a geographic area, could have a more significant effect on our results of operations than would be the case for a company with a larger number of restaurants or with more geographically dispersed restaurants.

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

THE RESTAURANT INDUSTRY IS INTENSELY COMPETITIVE AND WE MAY NOT HAVE THE RESOURCES TO COMPETE ADEQUATELY.

     The restaurant industry is intensely competitive. There are many different segments within the restaurant industry that are distinguished by types of service, food types and price/value relationships. We position our restaurants in the high-quality, fresh Mexican grill segment of the industry. In this segment, our direct competitors include Baja Fresh, La Salsa and Chipotle. We also compete indirectly with full-service Mexican restaurants including Chevy’s, Chi Chi’s and El Torito and fast food restaurants, particularly those focused on Mexican food such as Taco Bell and Del Taco. Competition in our industry segment is based primarily upon food quality, price, restaurant ambiance, service and location. Many of our direct and indirect competitors are well-established national, regional or local chains and have substantially greater financial, marketing, personnel and other resources than we do. We also compete with many other retail establishments for site locations.

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

THE INTERESTS OF OUR CONTROLLING STOCKHOLDERS MAY CONFLICT WITH YOUR INTERESTS.

     As of March 30, 2003, the executive officers, directors and entities affiliated with them, in the aggregate, beneficially own approximately 32.2% of our outstanding common stock. These stockholders are able to exercise control over all matters requiring approval by our stockholders, including the election of directors and approval of significant corporate transactions. This concentration of ownership may also have the effect of delaying or preventing a change in control of our Company.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Our market risk exposures are related to our cash, cash equivalents and investments. We invest our excess cash in highly liquid short-term investments primarily with maturities of less than one year. The portfolio consists primarily of corporate and municipal bonds. As of March 30, 2003, we had no investments that have maturities in excess of one year. These investments are not held for trading or other speculative purposes. Changes in interest rates affect the investment income we earn on our investments and, therefore, impact our cash flows and results of operations. Due to the types of investment and debt instruments the Company has, a 10% change in period-end interest rates or a hypothetical 100 basis point adverse move in interest rates would not have a significant negative affect on our financial results.

     As of March 30, 2003, we had available $10.0 million of a total $12.0 million revolving line of credit with a maturity date of July 2004. As of March 30, 2003, we have $1.0 million borrowed against this facility and $1.0 million assigned to standby letters of credit related to our workers’ compensation insurance policy that mature in October 2003. Interest on the revolving line of credit is calculated on the lower of either a bank reference rate plus 1% - 2%, or on an adjusted London Interbank Offered Rate plus 2.5% - 3.5%, per annum (3.92% as of March 30, 2003). We also pay a commitment fee on the unused portion of the line of credit. Should we make additional draws on this line in the future, changes in interest rates would affect the interest expense on these loans and, therefore, impact our cash flows and results of operations.

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

Item 4. CONTROLS AND PROCEDURES

          (a) Evaluation of Disclosure Controls and Procedures. Based on their evaluation, as of a date within 90 days of the filing of this Form 10-Q, our Chief Executive Officer and Interim Chief Financial Officer have concluded the Company’s disclosure controls and procedures (as defined in Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934) are effective.

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

Item 3. DEFAULTS UPON SENIOR SECURITIES

     Not applicable

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable

Item 5. OTHER INFORMATION

     Not applicable

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

a)	3.1		(1)	Second Amended and Restated Certificate of Incorporation (Exhibit 3.2)

	3.2		(1)	Restated Bylaws (Exhibit 3.4)

	3.3		(2)	Certificate of Amendment to Bylaws (Exhibit 3.4)

	10.1	*		Master Distributor Agreement between the Company and U.S. Foodservice, Inc., dated as of January 27, 2003.

	99.1			Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

	99.2			Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the above noted exhibit to our registration statement on Form S-1 (333-75087) filed with the SEC on March 26, 1999, as amended.

(2)	Incorporated by reference to the above noted exhibit to our annual report on Form 10-K filed with the SEC on March 27, 2003.
*	Confidential treatment requested

b) Reports on Form 8-K:

None

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 13, 2003	RUBIO’S RESTAURANTS, INC.

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

Date: May 13, 2003	/s/ RALPH RUBIO

Ralph Rubio
Chief Executive Officer
(principal executive officer)

I, Gary Allen, certify that:

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

Date: May 13, 2003	/s/ GARY S. ALLEN

Gary S. Allen
Controller/Interim Chief Financial Officer
(principal financial officer)