Form 10-Q
period 2003-06-29
RUBIOS RESTAURANTS INC
filed 2003-08-13
CIK 1082423

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 29, 2003

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

Indicate by check mark whether the registrant is an accelerated filer (as indicated in Rule 12b-2 of the Exchange Act).                                                                                                                                            Yes   [X]   No   [  ]

As of August 6, 2003 there were 9,104,134 shares of the Registrant’s common stock, par value $0.001 per share, outstanding.

RUBIO’S RESTAURANTS, INC.

PART I - FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS

RUBIO’S RESTAURANTS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	June 29,	December 29,
	2003	2002

	(unaudited)	(see Note)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$5,383	$8,578
Short-term investments	2,832	1,279
Income taxes receivable	575	357
Other receivables	501	818
Inventory	1,105	1,250
Prepaid expenses	537	600

Total current assets	10,933	12,882
PROPERTY - Net	33,262	35,504
OTHER ASSETS	376	366
DEFERRED INCOME TAXES	4,425	2,403

TOTAL	$48,996	$51,155

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$1,839	$1,990
Accrued expenses and other liabilities	5,586	3,832
Store closure reserve	270	559
Line of credit	—	1,000
Deferred income taxes	120	90

Total current liabilities	7,815	7,471
STORE CLOSURE RESERVE	1,166	1,248
DEFERRED INCOME	509	69
DEFERRED RENT	1,973	1,971
DEFERRED FRANCHISE REVENUE	25	36

Total liabilities	11,488	10,795

COMMITMENTS AND CONTINGENCIES (NOTE 5)
STOCKHOLDERS’ EQUITY:
Preferred stock, $.001 par value, 5,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $.001 par value, 75,000,000 shares authorized, 9,104,134 issued and outstanding in 2003, and 9,052,358 issued and outstanding in 2002	9	9
Paid-in capital	42,035	41,868
Deferred compensation	585	510
Accumulated other comprehensive income	—	3
Accumulated deficit	(5,121)	(2,030)

Total stockholders’ equity	37,508	40,360

TOTAL	$48,996	$51,155

Note:  The balance sheet as of December 29, 2002 is derived from the Company’s audited consolidated financial statements and is in accordance with accounting principles generally accepted in the United States of America. Entire notes for the audited period are not included in this report.

See notes to consolidated financial statements-unaudited.

RUBIO’S RESTAURANTS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED
(In thousands, except per share data)

	13 Weeks Ended		26 Weeks Ended

	June 29,	June 30,	June 29,	June 30,
	2003	2002	2003	2002

REVENUE:
Restaurant sales	$31,403	$30,607	$61,808	$60,450
Franchise and licensing revenue	46	94	107	129

TOTAL REVENUE	31,449	30,701	61,915	60,579

COSTS AND EXPENSES:
Cost of sales	9,518	8,248	18,499	16,579
Restaurant labor, occupancy and other	19,813	16,726	37,376	33,481
General and administrative expenses	3,081	2,481	5,504	5,189
Depreciation and amortization	1,414	1,315	2,798	2,599
Pre-opening expenses	41	3	86	93
Asset impairment and store closure expense	2,627	—	2,627	—
Loss on disposal/sale of property	207	40	173	39

TOTAL COSTS AND EXPENSES	36,701	28,813	67,063	57,980

OPERATING (LOSS) INCOME	(5,252)	1,888	(5,148)	2,599

OTHER INCOME (EXPENSE) - NET:
Interest and investment income	30	24	50	56
Interest expense	(24)	(32)	(54)	(64)

OTHER INCOME (EXPENSE) - NET	6	(8)	(4)	(8)

(LOSS)INCOME BEFORE INCOME TAXES	(5,246)	1,880	(5,152)	2,591
INCOME TAX BENEFIT (EXPENSE)	2,099	(752)	2,061	(1,036)

NET (LOSS) INCOME	$(3,147)	$1,128	$(3,091)	$1,555

NET (LOSS) INCOME PER SHARE:
Basic	$(0.35)	$0.13	$(0.34)	$0.17

Diluted	$(0.35)	$0.12	$(0.34)	$0.17

SHARES USED IN CALCULATING NET (LOSS) INCOME PER SHARE:
Basic	9,092	8,998	9,081	8,982

Diluted	9,092	9,185	9,081	9,126

See notes to consolidated financial statements-unaudited.

RUBIO’S RESTAURANTS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED
(In thousands)

	26 Weeks Ended

	June 29, 2003	June 30, 2002

OPERATING ACTIVITIES:
Net (loss) income	$(3,091)	$1,555
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	2,798	2,599
Deferred compensation	75	190
Asset impairment and store closure expense	2,627	—
Loss on disposal/sale of property	173	39
Changes in assets and liabilities:
Income taxes receivable	(218)	1,065
Other receivables	317	158
Inventory	145	394
Prepaid expenses	63	(1,227)
Deferred income taxes	(1,992)	896
Other assets	(10)	52
Accounts payable	(151)	(1,315)
Accrued expenses and other liabilities	1,754	581
Store closure reserve	(291)	(821)
Deferred income	440	—
Deferred rent	2	173
Deferred franchise revenue	(11)	(28)

Cash provided by operating activities	2,630	4,311

INVESTING ACTIVITIES:
Purchases of property	(3,487)	(1,918)
Proceeds from sale of property	51	311
Purchases of investments	(2,573)	(2,100)
Sales and maturities of investments	1,017	1,770

Cash used in investing activities	(4,992)	(1,937)

FINANCING ACTIVITIES:
Repayment of line of credit borrowing	(1,000)	—
Proceeds from exercise of common stock options, net of tax	167	218

Cash (used in) provided by financing activities	(833)	218

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(3,195)	2,592
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	8,578	4,710

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$5,383	$7,302

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$24	$50
Cash paid (received) for income taxes	$10	$(875)

See notes to consolidated financial statements-unaudited.

RUBIO’S RESTAURANTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

1.     BASIS OF PRESENTATION

     The accompanying consolidated financial information has been prepared by Rubio’s Restaurants, Inc. and its wholly-owned subsidiary, Rubio’s Restaurants of Nevada, Inc. (collectively, the “Company”) without audit and reflects all adjustments, consisting of normal and recurring adjustments, which are in the opinion of management, necessary for a fair presentation of the financial position and results of operations for the interim periods. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and in accordance with the regulations of the Securities and Exchange Commission (“SEC”). Certain information and note disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such SEC rules and regulations. These unaudited consolidated financial statements and related notes should be read in conjunction with the consolidated financial statements and related notes for the fiscal year ended December 29, 2002 included in the Company’s annual report on Form 10-K and the review of our more critical accounting policies identified under the caption “Critical Accounting Policies” in that report. Results for the interim periods presented in this report are not necessarily indicative of results which may be reported for any other interim period or for the entire fiscal year.

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

     RECLASSIFICATIONS - Certain prior year amounts have been reclassified in the notes to the consolidated financial statements to conform to the current period presentation.

2.     STOCK-BASED COMPENSATION - SFAS No. 123, “Accounting for Stock Based-Compensation” as amended by SFAS No. 148 “Accounting for Stock Compensation - Transition and Disclosure, an amendment of FASB Statement No. 123,” provides accounting guidance related to stock based employee compensation. SFAS No. 123, as amended, encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations for all periods presented. Accordingly, compensation cost for stock options is measured

RUBIO’S RESTAURANTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED, (Continued)

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

     The following table summarizes the impact on the Company’s net (loss) income had compensation cost been determined based upon the fair value at the grant date for awards under the stock option plans consistent with the methodology prescribed under SFAS No. 123 (in thousands, except per share data):

	13 Weeks Ended		26 Weeks Ended

	June 29,	June 30,	June 29,	June 30
	2003	2002	2003	2002

Net (loss) income as reported	$(3,147)	$1,128	$(3,091)	$1,555
Deduct: Stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	179	19	280	145

Pro forma net (loss) income	$(3,326)	$1,109	$(3,371)	$1,410

(Loss) income per share:
Basic - as reported	$(0.35)	$0.13	$(0.34)	$0.17
Basic - pro forma	$(0.37)	$0.12	$(0.37)	$0.16
Diluted - as reported	$(0.35)	$0.12	$(0.34)	$0.17
Diluted - pro forma	$(0.37)	$0.12	$(0.37)	$0.15

     The pro forma compensation costs were determined using the weighted average fair values at the date of grant for options granted during the 13 weeks ended June 29, 2003 and June 30, 2002 of $3.47 and $5.11 per share, respectively and for the 26 weeks ended June 29, 2003 and June 30, 2002 of $3.10 and $4.73 per share, respectively. The fair value of each option granted was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	13 Weeks Ended		26 Weeks Ended

	June 29,	June 30,	June 29,	June 30,
	2003	2002	2003	2002

Expected dividend yield	None	None	None	None
Expected stock price volatility	71%	74%	59%	67%
Risk-free interest rate	4.0%	4.0%	4.0%	4.0%
Expected lives of options	5 years	5 years	5 years	5 years

3.     ASSET IMPAIRMENT AND STORE CLOSURE EXPENSE

     Asset Impairment - The Company periodically assesses its ability to recover the carrying value of its long-lived assets. If the Company concludes that the carrying value will not be recovered based on expected undiscounted future cash flows, an impairment write-down is recorded to reduce the asset to its estimated fair value.

     Impairment is reviewed at the lowest levels for which there are identifiable cash flows that are independent of the cash flows of other groups of assets. In

RUBIO’S RESTAURANTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED (continued)

3.     ASSET IMPAIRMENT AND STORE CLOSURE EXPENSE (continued)

the Company’s circumstances, such analysis is performed on an individual restaurant basis. The impairment charge is the difference between the carrying value and the estimated fair value of the assets (for assets to be held and used) and fair value less cost to sell (for assets to be disposed of). In the 13 weeks ended June 29, 2003, the Company recorded an impairment loss of $2.7 million on 16 restaurant locations. Of these locations, five were outside of Southern California and four had been previously partially impaired in 2001. The Company currently plans to operate these restaurant locations through the end of their remaining lease terms, generally from 2005 through 2010. The assets impaired at these locations consisted of leasehold improvements and fixtures and equipment. Fair value of the leasehold improvements was determined based on discounted cash flows and the lower of the net book value or an estimate of current liquidation value for fixtures and equipment. The three factors that lead to the impairment charge were lower than anticipated increases in comparative store sales, higher than anticipated operating costs associated with the Company’s system-wide brand repositioning program and escalating workers’ compensation costs.

     Store Closure Reserve - The Company makes decisions to close stores based on their cash flows and anticipated future profitability. The Company recognizes the cost and related liabilities associated with the closure of restaurants measured initially at its fair value in the period in which the liability is incurred. These store closure charges primarily represent a liability for the future lease obligations after the expected closure dates, net of estimated sublease income, if any.

     During fiscal 2001, the Company recorded a $4.8 million charge related to store closures. The changes in the store closure reserve during the 26 weeks ended June 29, 2003 were as follows (in thousands):

	Reserve				Reserve
	Balance at	Store	Store		Balance at
	December 29,	Closure	Closure		June 29,
	2002	Expense	Reversal	Usage	2003

Reserve for stores closed in 2001	$787	$30	$(376)	$(226)	$215
Reserve for stores closed in 2002 and 2003	978	309	(2)	(64)	1,221
Severance and other costs	42	—	(41)	(1)	—

Total store closure reserve	1,807	$339	$(419)	$(291)	1,436

Less: current portion	(559)				(270)

Non-current	$1,248				$1,166

During the 26 weeks ended June 29, 2003, the reserve for stores closed in 2002 and 2003 was increased $0.3 million to reflect the difficulty in identifying suitable sub lessees and the Company’s revised estimate that it will need to continue full

RUBIO’S RESTAURANTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED (continued)

3.     ASSET IMPAIRMENT AND STORE CLOSURE EXPENSE (continued)

lease payments longer than originally estimated. The reserve for the stores closed in 2001 was reduced $0.4 million based on lease terminations and subleases that were more favorable than the original estimates. Approximately $0.3 million was charged against the reserve primarily representing the Company’s recurring lease obligation payments.

4.     BALANCE SHEET DETAILS as of June 29, 2003 and December 29, 2002, respectively (in thousands):

	2003	2002

OTHER RECEIVABLES:
Beverage usage receivables	$209	$274
Tenant improvement receivables	110	210
Other receivables	182	334

Total	$501	$818

INVESTMENTS:
Corporate bonds	$437	$1,111
Municipal bonds	2,395	168

	2,832	1,279
Less: Short-term investments	(2,832)	(1,279)

Investments	$—	$—

PROPERTY - at cost:
Building and leasehold improvements	$31,397	$28,700
Equipment and furniture	25,319	26,238
Construction in process and related costs	1,281	244

	57,997	55,182
Less: accumulated depreciation and amortization	(24,735)	(19,678)

Total	$33,262	$35,504

ACCRUED EXPENSES AND OTHER LIABILITIES:
Workers’ compensation insurance	$1,836	$888
Compensation	960	917
Advertising	687	110
Sales taxes	671	861
Vacation pay	502	464
Professional fees	275	—
Benefits	176	69
Occupancy	103	99
Other	376	424

Total	$5,586	$3,832

5.     COMMITMENTS AND CONTINGENCIES

     REVOLVING LINE OF CREDIT - As of June 29, 2003 and December 29, 2002, the Company had available $11.0 million and $10.0 million, respectively, of a total $12,000,000 revolving line of credit with a maturity date of July 2004. The

RUBIO’S RESTAURANTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED (continued)

5.     COMMITMENTS AND CONTINGENCIES (Continued)

credit line bears interest based on certain leverage ratios and ranges from the lower of a bank reference rate plus 1% - 2%, or an adjusted London Interbank Offered Rate plus 2.5% - 3.5% per annum (3.53% as of June 29, 2003). The Company pays a commitment fee on the unused portion of the line of credit. On June 27, 2003, the Company repaid the $1.0 million borrowing on the line of credit, which was outstanding as of December 29, 2002. As of June 29, 2003 and December 29, 2002, $1.0 million was assigned to a standby letter of credit that matures in October 2003, which is related to the Company’s workers’ compensation insurance policy.

     The credit facility contains various covenants including a minimum EBITDA, fixed charge coverage ratio, minimum interest coverage ratio, and maximum total leverage ratio, and places certain restrictions on fixed asset purchases. The revolving line of credit restricts the payment of cash dividends and other stock redemptions or repurchases. The Company’s assets collateralize borrowings under the revolving line of credit. The Company was in compliance with, or received waivers for, the covenants at June 29, 2003. As part of the covenant waiver agreement, the Company has agreed not to borrow under this credit facility while the Company and the bank are negotiating an amendment.

     LITIGATION - As previously disclosed in the Company’s filings with the SEC, on June 28, 2001, a class action complaint was filed against the Company in Orange County, California Superior Court by a former employee, who worked in the position of general manager. A second similar class action complaint was filed in Orange County, California Superior Court on December 21, 2001, on behalf of another former employee who worked in the positions of general manager and assistant manager. The Company classifies both positions as exempt. The former employees each purport to represent a class of former and current employees who are allegedly similarly situated. These cases currently involve the issue of whether employees and former employees in the general and assistant manager positions who worked in the California restaurants during specified time periods were misclassified as exempt and deprived of overtime pay. In addition to unpaid overtime, these cases seek to recover waiting time penalties, interest, attorneys’ fees, and other types of relief on behalf of the current and former employees that these former employees purport to represent.

     The Company believes these cases are without merit and intends to vigorously defend against the related claims. These cases are in the early stages of discovery, and the status of the class action certification is yet to be determined for both suits. The two cases have been consolidated into one action. The court granted a motion to disqualify the Company’s counsel. The Court of Appeal reversed this order in June 2003, and the case will be remanded back to the trial court in the near future. The Company continues to evaluate results in similar proceedings and to consult with advisors with specialized expertise. The Company is presently unable to predict the probable outcome of this matter or the amounts of any potential damages at issue. An unfavorable outcome in this matter or a significant settlement could have a material impact on the Company’s financial position and results of operations.

     The Company is unaware of any other litigation that could have a material adverse effect on the Company’s results of operations, financial position or business.

RUBIO’S RESTAURANTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED (continued)

6.     (LOSS) INCOME PER SHARE

     A reconciliation of basic and diluted (loss) income per share in accordance with SFAS No. 128, “Earnings Per Share,” is as follows (in thousands, except per share data):

	13 Weeks Ended		26 Weeks Ended

	June 29,	June 30,	June 29,	June 30,
	2003	2002	2003	2002

Numerator
Net (loss) income	$(3,147)	$1,128	$(3,091)	$1,555

Denominator
Basic:
Weighted average common shares outstanding	9,092	8,998	9,081	8,982
Diluted:
Effect of dilutive securities:
Common stock options	—	187	—	144

Total weighted average common and potential common shares outstanding	9,092	9,185	9,081	9,126

(Loss) income per share:
Basic	$(0.35)	$0.13	$(0.34)	$0.17

Diluted	$(0.35)	$0.12	$(0.34)	$0.17

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

     Rubio’s Restaurants, Inc. was incorporated in California in 1985 and reincorporated in Delaware in 1997. In May 1999, we completed our initial public offering. In late 2000, as part of our expansion strategy, we initiated a franchise program. As of August 1, 2003, we have two franchise agreements representing commitments to open 6 units, two of which were open as of August 1, 2003. Additionally, on April 15, 2002, we completed the sale of four company-owned stores in the Las Vegas, Nevada market to one of these franchisee groups. Our current expansion plan calls for us to open 8-10 company-owned restaurants and close one underperforming store in fiscal 2003, which was previously identified and reserved for closure in November 2001. We opened two stores during the first quarter and closed the underperforming store in the second quarter of 2003. In addition, the Company converted a franchise location to a company-owned restaurant in the second quarter.

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

     Revenues represent gross restaurant sales less coupons and other discounts and includes franchise and licensing revenue. Cost of sales is composed of food, beverage, and paper and packaging expense. Components of restaurant labor, occupancy and other expenses include direct hourly and management wages, bonuses, fringe benefit costs, rent and other occupancy costs, advertising and promotion, operating supplies, utilities, maintenance and repairs, and other operating expenses.

     General and administrative expenses include all corporate and administrative functions that support existing operations and provide infrastructure to facilitate our future growth. Components of this category include management, supervisory and staff salaries and employee benefits, travel, information systems, training, corporate rent and professional and consulting fees and includes expenses relating to franchise training, the cost of the initial stocking of operating supplies and other direct costs related to opening new units.

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

     We have several critical accounting policies, which were discussed in the Company’s 2002 Annual Report on Form 10-K, that are both important to the portrayal of our financial condition and results of operations and require management’s most difficult, subjective and complex judgments. Typically, the circumstances that make these judgments complex and difficult have to do with making estimates about the effect of matters that are inherently uncertain. During the 26 weeks ended June 29, 2003, we have not adopted any new accounting policies that are considered critical accounting policies nor have there been any significant changes related to our critical accounting policies that would have a material impact on our consolidated financial position, results of operations, cash flow or our ability to conduct business.

RESULTS OF OPERATIONS

     All comparisons in the following section refer to the 13-week period ended June 29, 2003 and the 13-week period ended June 30, 2002, respectively, unless otherwise indicated.

     Our operating results, expressed as a percentage of revenue, were as follows:

	13 Weeks Ended

	June 29,	June 30,
	2003	2002

Revenue (1)	100.0%	100.0%
Costs and expenses:
Cost of sales	30.3	26.9
Restaurant labor, occupancy and other	63.0	54.5
General and administrative expenses (2)	9.8	8.1
Depreciation and amortization	4.5	4.3
Pre-opening expenses	0.1	—
Asset impairment and store closure expense	8.3	—
Loss on disposal/sale of property	0.7	0.1

Operating (loss) income	(16.7)	6.1
Other income (expense), net	—	—

(Loss) income before income taxes	(16.7)	6.1
Income tax benefit (expense)	6.7	(2.4)%

Net (loss) income	(10.0)%	3.7%

(1)Includes $46,000 and $94,000 in franchise and licensing revenue for the 13 weeks ended June 29, 2003 and June 30, 2002, respectively.

(2)Includes $76,000 and $129,000 in franchise expense for the 13 weeks ended June 29, 2003 and June 30, 2002, respectively.

13 WEEKS ENDED JUNE 29, 2003 COMPARED TO THE 13 WEEKS ENDED JUNE 30, 2002

     Results of operations reflect 13 weeks of operations for 137 restaurants and a partial period of operations for two restaurants for the 13 weeks ended June 29, 2003. Results of operations also reflect 13 weeks of operations for 134 restaurants and a partial period of operations for four restaurants for the 13 weeks ended June 30, 2002.

     REVENUE. Revenue increased $0.7 million or 2.4%, to $31.4 million for the 13 weeks ended June 29, 2003 from $30.7 million for the 13 weeks ended June 30, 2002. The increase in 2003 was primarily due to sales of $0.6 million from our two 2003 store openings and the converted franchise store, a $0.5 million increase in sales generated by a full quarter of operations from units opened in 2002 that were not yet in our comparable unit base and an increase in comparable store sales of $0.1 million or 0.3%, offset by a decrease of $0.3 million in sales at the four stores that have been closed, $0.1 million for the four stores sold to a franchisee and $0.1 million decrease in franchising and licensing revenue. Units enter the comparable store base after 15 full months of operation. The increase in comparable sales was primarily due to a 5.5% increase in average check, offset by a 4.9% decrease in transactions. Sales were softer than expected, reflecting, in part, poor southern California weather, weak retail activity because of the war in Iraq, and overall economic conditions.

     COST OF SALES. Cost of sales as a percentage of revenue increased to 30.3% in the 13 weeks ended June 29, 2003 from 26.9% in the 13 weeks ended June 30, 2002.

The increase was primarily due to the higher food and paper costs associated with our larger portions, expanded salsa bar and upgraded packaging for our brand repositioning. In addition, the product mix has shifted from lower priced fish menu items to higher priced chicken and steak menu items, as a result of the new menu combined with a strong discount promotion in the quarter.

     RESTAURANT LABOR, OCCUPANCY AND OTHER. Restaurant labor, occupancy, and other increased as a percentage of revenue to 63.0% for the 13 weeks ended June 29, 2003 from 54.5% in the 13 weeks ended June 30, 2002. The 8.5% increase as a percentage of revenue was due to a 3.8% increase in workers’ compensation expenses caused by unusually costly claims that required the Company to increase its workers’ compensation reserve, a 2.7% increase in advertising expenses due to a new advertising campaign to drive traffic, a 0.9% increase in labor associated with the training required for the conversion to the brand repositioning, guest service tests and a ramp up in employees for summer sales, and a 1.1% increase in unit operating expenses associated with supplies, upgrades and uniforms for this repositioning that were higher than those experienced in early test markets for the repositioning.

     GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses were $3.1 million or 9.8% of revenue for the 13 weeks ended June 29, 2003 as compared to $2.5 million or 8.1% of revenue for the 13 weeks ended June 30, 2002. The 1.7% increase as a percentage of revenue was primarily due to a 2.0% increase in professional service fees and a 0.4% increase in recruiting costs, offset by a 0.7% decrease in corporate labor related costs.

     DEPRECIATION AND AMORTIZATION. Depreciation and amortization expenses of $1.4 million in the 13 weeks ended June 29, 2003 increased $0.1 million from $1.3 million for the 13 weeks ended June 30, 2002. The $0.1 million increase was due to the increased number of stores in 2003 over 2002 and the increase in fixed assets necessary for the brand repositioning.

     PRE-OPENING EXPENSES. Pre-opening expenses increased to $41,000 for the 13 weeks ended June 29, 2003 from $3,000 for the 13 weeks ended June 30, 2002. The increase was due to the two first quarter 2003 store openings and the second quarter converted franchise store compared to minimal expenses for 2002 store openings during the 13 weeks ended June 30, 2002.

     ASSET IMPAIRMENT AND STORE CLOSURE EXPENSE. In the 13 weeks ended June 29, 2003, we recorded a $2.7 million charge related to the impairment of sixteen under-performing restaurants as required under Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Of these locations, five were outside of Southern California and four had been previously partially impaired in 2001. All of the associated restaurants are expected to remain open through the end of their lease terms, generally from 2005 to 2010. The assets impaired at these under-performing locations consisted of leasehold improvements and fixtures and equipment. Fair value of the leasehold improvements was determined based on discounted cash flows and the lower of the net book value or an estimate of current liquidation value for fixtures and equipment. The three factors that lead to the impairment charge were the lower than anticipated increases in comparative store sales, higher than anticipated operating costs associated with the Company’s system-wide brand repositioning program and escalating workers’ compensation costs. During the 13 weeks ended June 29, 2003, the reserve for stores closed in 2002 and 2003 was increased $0.3 million to reflect the difficulty in identifying suitable sub lessees and the Company’s revised estimate that it will need to continue full lease payments longer than originally estimated. The reserve for the stores closed in 2001 was reduced $0.4 million based on lease terminations and subleases that were more favorable than the original estimates. Approximately $0.2 million was charged against the reserve primarily representing the Company’s recurring lease obligation payments.

     OTHER INCOME (EXPENSE), NET. Net other income (expense) fluctuated to $6,000 for the 13 weeks ended June 29, 2003 from $(8,000) for the 13 weeks ended June 30, 2002. Interest income increased to $30,000 for the 13 weeks ended June 29, 2003 from $24,000 for the 13 weeks ended June 30, 2002 primarily due to fluctuating interest rates paid on our investments. Interest expense decreased to $24,000 for the 13 weeks ended June 29, 2003 from $32,000 for the 13 weeks ended June 30, 2002 due to reductions in the interest rate charged on our line of credit.

     INCOME TAXES. The income tax benefit (expense) for the 13 weeks ended June 29, 2003 and June 30, 2002 is based on the approximate annual effective tax rate of 40% applied to the respective period’s pretax book (loss) income. The 40% tax rate applied to the 13 weeks ended June 29, 2003 comprises the federal and state statutory rates based on the estimated annual effective rate on a pre-tax loss of $5.2 million. The 40% tax rate applied to the 13 weeks ended June 30, 2002 comprises the federal and state statutory rates based on the estimated annual effective rate on pre-tax income of $1.9 million.

     All comparisons in the following section refer to the 26-week period ended June 29, 2003 and the 26-week period ended June 30, 2002, respectively, unless otherwise indicated.

     Our operating results, expressed as a percentage of revenue, were as follows:

	26 Weeks Ended

	June 29,	June 30,
	2003	2002

Revenue (1)	100.0%	100.0%
Costs and expenses:
Cost of sales	29.9	27.4
Restaurant labor, occupancy and other	60.4	55.3
General and administrative expenses (2)	8.9	8.6
Depreciation and amortization	4.5	4.3
Pre-opening expenses	0.1	0.1
Asset impairment and store closure expense	4.2	—
Loss on disposal/sale of property	0.3	—

Operating (loss) income	(8.3)	4.3
Other income (expense), net	—	—

(Loss) income before income taxes	(8.3)	4.3
Income tax benefit (expense)	3.3	(1.7)

Net (loss) income	(5.0)%	2.6%

(1)Includes $107,000 and $129,000 in franchise and licensing revenue for the 26 weeks ended June 29, 2003 and June 30, 2002, respectively.

(2)Includes $137,000 and $213,000 in franchise expense for the 26 weeks ended June 29, 2003 and June 30, 2002, respectively.

26 WEEKS ENDED JUNE 29, 2003 COMPARED TO THE 26 WEEKS ENDED JUNE 30, 2002

     Results of operations reflect 26 weeks of operations for 134 restaurants and partial period operations for four restaurants for the 26 weeks ended June 29, 2003. Results of operations also reflect 26 weeks of operations for 129 restaurants and a partial period of operations for ten restaurants for the 26 weeks ended June 30, 2002.

     REVENUE. Revenue increased $1.3 million or 2.2%, to $61.9 million for the 26 weeks ended June 29, 2003 from $60.6 million for the 26 weeks ended June 30, 2002. The increase in 2003 was primarily due to sales of $0.8 million from our three 2003 store openings, $1.5 million in sales generated by a full six months of operations from units opened in 2002 that were not yet in our comparable unit base and an increase in comparable store sales of $0.5 million or 0.9%, offset by a decrease of $0.7 million in sales from the four stores that have been closed and $0.8 million for the four stores sold to a franchisee. Units enter the comparable store base after 15 full months of operation. The increase in comparable store sales was primarily due to a 5.8% increase in the average check amount, offset by a 4.6% decrease in transactions. Sales were softer than expected, reflecting, in part, poor southern California weather, weak retail activity because of the war in Iraq, and overall economic conditions.

     COST OF SALES. Cost of sales as a percentage of revenue increased to 29.9% in the 26 weeks ended June 29, 2003 from 27.4% in the 26 weeks ended June 30, 2002. The increase was primarily due to the higher food and paper costs associated with our larger portions, expanded salsa bar and upgraded packaging for our brand repositioning. In addition, the product mix has shifted from lower priced fish menu items to higher priced chicken and steak menu items, as a result of the new menu combined with a strong discount promotion in the quarter.

     RESTAURANT LABOR, OCCUPANCY AND OTHER. Restaurant labor, occupancy, and other increased as a percentage of revenue to 60.4% for the 26 weeks ended June 29, 2003 from 55.3% in the 26 weeks ended June 30, 2002. The 5.1% increase as a percentage of revenue was due to a 1.9% increase in workers’ compensation expenses caused by unusually costly claims that required the Company to increase its workers’ compensation reserve, a 1.5% increase in advertising expenses due to a new advertising campaign designed to drive traffic, a 0.7% increase in labor associated with the training required for the conversion to the brand repositioning, guest service tests and a ramp up in employees for summer sales, and a 1.0% increase in unit operating expenses associated with supplies, upgrades and uniforms for this repositioning that were higher than those experienced in early test markets for the repositioning.

     GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses were $5.5 million or 8.9% of revenue for the 26 weeks ended June 29, 2003 compared to $5.2 million or 8.6% of revenue for the 26 weeks ended June 30, 2002. The 0.3% increase as a percentage of revenue was primarily due to a 1.0% increase in professional service fees and a 0.5% increase in recruiting costs, offset by a 1.2% decrease in corporate labor related costs.

     DEPRECIATION AND AMORTIZATION. Depreciation and amortization expenses increased to $2.8 million in the 26 weeks ended June 29, 2003 from $2.6 million in the 26 weeks ended June 30, 2002. The $0.2 million increase was primarily due to the additional depreciation on the three new units opened during the last six months of 2002, the two new units opened during 2003 and the converted franchise store re-opened in 2003 and on the additional fixed assets necessary for the completion of the brand repositioning. As a percentage of revenue, depreciation and amortization increased to 4.5% for the 26 weeks ended June 29, 2003 from 4.3% for the 26 weeks ended June 30, 2002.

     PRE-OPENING EXPENSES. Pre-opening expenses decreased to $86,000 for the 26 weeks ended June 29, 2003 from $93,000 for the 26 weeks ended June, 30 2002. The decrease was due in part to fewer stores opened in the first half of 2003. The average pre-opening cost per new unit opening increased from approximately $19,000 per new unit in the prior year to approximately $29,000 per new unit in the current year due to opening new prototype-design locations in 2003 in markets that are either less mature than the locations opened in 2002 or in markets where new store marketing was increased. New markets traditionally require higher pre-opening costs than mature markets due to the lack of leveraging of an existing region’s resources.

     ASSET IMPAIRMENT STORE CLOSURE EXPENSE. In the 26 weeks ended June 29, 2003, we recorded a $2.7 million charge related to the impairment of sixteen under-performing restaurants as required under Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Of these locations, five were outside of Southern California and four had been previously partially impaired in 2001. All of the associated restaurants are expected to remain open through the end of their lease terms, generally from 2005 to 2010. The assets impaired at these under-performing locations consisted of leasehold improvements and fixtures and equipment. Fair value of the leasehold improvements was determined based on discounted cash flows and the lower of the net book value or an estimate of current liquidation value for fixtures and equipment. The three factors that lead to the impairment charge were the lower than anticipated increases in comparative store sales, higher than anticipated operating costs associated with the Company’s system-wide brand repositioning program and escalating workers’ compensation costs. During the 26 weeks ended June 29, 2003, the reserve for stores closed in 2002 and 2003 was increased $0.3 million to reflect the difficulty in identifying suitable sub lessees and the Company’s revised estimate that it will need to continue full lease payments longer than originally estimated. The reserve for the stores closed in 2001 was reduced $0.4 million based on lease terminations and subleases that were more favorable than the original estimates. Approximately $0.3 million was charged against the reserve primarily representing the Company’s recurring lease obligation payments.

     OTHER INCOME (EXPENSE) - NET. Net other expense decreased to $4,000 for the 26 weeks ended June 29, 2003 from $8,000 for the 26 weeks ended June 30, 2002. Interest income decreased to $50,000 for the 26 weeks ended June 29, 2003 from $56,000 for the 26 weeks ended June 30, 2002. The decrease is primarily due to reduced interest rates paid on investments. Interest expense decreased to $54,000 in the current year from $64,000 in the same prior year period due primarily to interest rate reductions incurred on our borrowing on the credit line.

     INCOME TAXES. The income tax benefit (expense) for the 26 weeks ended June 29, 2003 and June 30, 2002 is based on the approximate annual effective tax rate of 40% applied to the respective period’s pretax book (loss) income. The 40% tax rate applied to the 26 weeks ended June 29, 2003 comprises the federal and state statutory rates based on the estimated annual effective rate on pre-tax loss of $5.2 million. The 40% tax rate applied to the 26 weeks ended June 30, 2002 comprises the federal and state statutory rates based on the estimated annual effective rate on pre-tax income of $2.6 million.

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

     LIQUIDITY AND CAPITAL RESOURCES

     We have funded our capital requirements in recent years through the public sale of equity securities, private placement of preferred stock, bank debt and cash flow from operations. We generated $2.6 million in cash flow from operating activities for the 26 weeks ended June 29, 2003 compared to $4.3 million for the 26 weeks ended June 30, 2002.

     Net cash used in investing activities was $5.0 million for the 26 weeks ended June 29, 2003 compared to net cash used in investing activities of $1.9 million for the 26 weeks ended June 30, 2002. Net cash used in investing activities for the 26 weeks ended June 29, 2003 included $3.5 million in capital expenditures and a net $1.6 million used by the sales, purchases and maturities of investments, where net cash used in investing activities for the 26 weeks ended June 30, 2002 consisted of $1.9 million of capital expenditures offset by a net $0.3 million used by the sale, purchases and maturities of investments.

     Net cash used in financing activities was $0.8 million for the 26 weeks ended June 29, 2003 compared to net cash provided of $0.2 million for the 26 weeks ended June 30, 2002. Financing activities in both periods consisted of proceeds from the exercise of common stock options, net of tax. On June 27, 2003, we repaid the $1,000,000 outstanding borrowings under the line of credit.

     As of June 29, 2003, we had available $11.0 million of a total $12.0 million revolving line of credit agreement with a financial institution that matures in July 2004. Also, as of June 29, 2003, we had $1.0 million assigned to standby letters of credit that mature in October 2003. Interest on the revolving line of credit is calculated on the lower of either a bank reference rate plus 1% - 2%, or on an adjusted London Interbank Offered Rate plus 2.5% - 3.5% per annum. The revolving line of credit restricts the payment of cash dividends and other stock redemptions or repurchases. As part of the June 29, 2003 covenant waiver agreement, the Company has agreed not to borrow under this credit facility while the Company and the bank are negotiating an amendment.

     Our funds are principally used for the development and opening of new units. We incurred $3.5 million in capital expenditures during the 26 weeks ended June 29, 2003, of which $1.7 million was for new and future stores, $1.5 million for existing locations and $0.3 million for corporate and information technology expenditures.

     We currently expect capital expenditures in the second half of 2003 to be approximately $6.3 million, of which approximately $3.8 million is forecasted for the opening of new restaurants, $1.8 million for remodels and maintenance capital expenditures for stores opened in 2002 and before and $0.7 million for corporate, information technology and other. We currently plan to open approximately eight to ten units in 2003. We currently expect that future locations will generally cost between $450,000 and $500,000 per unit, net of landlord allowances and excluding pre-opening expenses. Some units may exceed this range due to the area in which they are built and the specific requirements of the project. Pre-opening expenses are expected to average between $19,000 and $25,000 per restaurant.

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

     We believe that anticipated cash flow from operations combined with funds anticipated to be available from our $12.0 million credit facility and our cash and investments balance of $8.2 million as of June 29, 2003 will be sufficient to satisfy our working capital and capital expenditure requirements for at least the next 12 months. Changes in our operating plans, changes in our expansion plans, lower than anticipated sales, our ability to meet the financial covenants of our credit facility, increased expenses, potential acquisitions or other events may cause us to seek additional financing sooner than anticipated. Additional financing may not be available on acceptable terms, or at all. Failure to obtain additional financing as needed could have a material adverse effect on our business and results of operations.

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

OUR CURRENT PROJECTS TO IMPROVE OUR BRAND COULD HAVE A MATERIAL ADVERSE IMPACT ON THE COMPANY.

     We are working on a number of projects designed to improve the strength of our brand and increase sales. These projects include our new prototype restaurant design, a potential store remodel or continuing our re-image program for existing restaurants, signage changes, new menu items, bigger portions, additional salsa bar choices and new product packaging.

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

     La Salsa, Inc. is the owner of registration number 2,142,545 on the Principal Register of the USPTO for “La Salsa Fresh Mexican Grill”. This registration disclaims however, any right to “Fresh Mexican Grill”. La Salsa, Inc. is the owner of registration number 2,190,028 on the Supplemental Register of the USPTO for “Fresh Mexican Grill”. This supplemental registration disclaims any right to “Mexican Grill”. On March 1, 2001, La Salsa, Inc. filed another application with the USPTO to attempt registration of “Fresh Mexican Grill” on the Principal Register. The USPTO initially issued a final refusal to La Salsa, Inc.’s effort to register “Fresh Mexican Grill” on the Principal Register, finding that the mark was generic and descriptive. La Salsa, Inc. sought reconsideration of that refusal and amended its application to disclaim “Mexican Grill.” The USPTO reconsidered its refusal and without written opinion has indicated the mark will be approved for publication. The opposition period did open on April 8, 2003. The Company filed a timely opposition. Because of the descriptive nature of “Fresh Mexican Grill”, we believe that opposition to the mark will be successful.

     La Salsa, Inc. to date has not filed a lawsuit against us. We intend to vigorously defend our right to use the term “Fresh Mexican Grill” and believe we will be successful in doing so.

WE HAVE CREATED RESERVES RELATED TO THE CLOSURE OF SOME SELECTED STORES. IF THE AMOUNT OF THESE RESERVES ARE INADEQUATE, WE COULD EXPERIENCE AN ADVERSE EFFECT TO OUR EARNINGS EXPECTATIONS IN THE FUTURE.

     Our reserves for expenses related to store closures are estimates. The amounts we have recorded are our reasonable assumptions based on the conditions of these locations at this point in time. The conditions regarding these locations may adversely change in the future and materially affect our future earnings. We will review these reserves on a quarterly basis and will likely have adjustments that may materially have a positive or negative impact to our future earnings.

OUR OPERATING RESULTS MAY FLUCTUATE SIGNIFICANTLY DUE TO SEASONALITY AND OTHER FACTORS, WHICH COULD HAVE A NEGATIVE EFFECT ON THE PRICE OF OUR COMMON STOCK.

     Our business is subject to seasonal fluctuations. Historically, sales in most of our restaurants have been higher during the second and third quarters of each fiscal year. As a result, we generally find our highest earnings occur in the second and third quarters of each fiscal year. Accordingly, results for any one quarter or for any year are not necessarily indicative of results to be expected for any other quarter or for any other year. Comparable unit sales for any particular future period may increase or decrease versus previous history.

THE ABILITY TO ATTRACT AND RETAIN HIGHLY QUALIFIED PERSONNEL TO OPERATE, MANAGE AND SUPPORT OUR RESTAURANTS IS EXTREMELY IMPORTANT AND OUR FAILURE TO DO SO COULD ADVERSELY AFFECT US.

     Our success and the success of our individual restaurants depends upon our ability to attract and retain highly motivated, well-qualified restaurant operators and management personnel, as well as a sufficient number of qualified employees, including guest service and kitchen staff, to keep pace with our expansion schedule. Qualified individuals needed to fill these positions are in short supply in some geographic areas. Our ability to recruit and retain such individuals may delay the planned openings of new restaurants or result in higher employee turnover in existing restaurants, which could have a material adverse effect on our business or results of operations. We also face significant competition in the recruitment of qualified employees. In addition, we are heavily dependent upon the services of our officers and key management involved in restaurant operations, marketing, product development, finance, purchasing, real estate development, information technologies, human resources and administration. The loss of any of these individuals could have a material adverse effect on our business and results of operations. We generally do not have long-term employment contracts with key personnel except for the employment agreement with our President and Chief Operating Officer, Sheri Miksa.

WE OFFER A FRANCHISE PROGRAM. WE MAY BE UNSUCCESSFUL IN FULLY EXECUTING THIS PROGRAM.

     We started a franchise program by entering into agreements with three franchisee groups between 2001 and 2002. In April 2003, our relationship with one of the franchisee groups was terminated when they defaulted on their franchise agreement and closed their franchised location. In May 2003, the Company re-opened this closed restaurant as a Company-owned restaurant. As of May 1, 2003, we have two franchise agreements representing commitments to open 6 units, two of which were open as of August 1, 2003. On April 15, 2002, we completed the sale of four company-owned stores in the Las Vegas, Nevada market to one of these franchisee groups. Restaurant companies typically rely on franchise revenues as a significant source of revenues and potential for growth. Our inability to successfully execute our franchising program could adversely affect our business and results of operations. The opening and success of franchised restaurants is dependent on a number of factors, including availability of suitable sites, negotiations of acceptable lease or purchase terms for new locations, permitting and government regulatory compliance and the ability to meet construction schedules. The franchisees may not have all of the business abilities or access to financial resources necessary to open our restaurants or to successfully develop or operate our restaurants in their franchise areas in a manner consistent with our standards.

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

IF WE ARE NOT ABLE TO SUCCESSFULLY PURSUE OUR EXPANSION STRATEGY, OUR BUSINESS AND RESULTS OF OPERATIONS MAY BE ADVERSELY IMPACTED.

          We currently plan to open approximately eight to ten Company-owned restaurants in 2003, two of which have been opened as of June 29, 2003. None of the planned 2003 openings are outside California. Also, in May 2003, we re-opened a closed franchise location in Portland as a Company-owned restaurant. Our ability to successfully achieve our expansion strategy will depend on a variety of factors, many of which are beyond our control.

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

          As of June 29, 2003, all but six of our existing restaurants are located in the western region of the United States. Accordingly, we are susceptible to fluctuations in our business caused by adverse economic or other conditions in this region, including natural disasters, terrorist activities or similar events. Our significant investment in, and long-term commitment to, each of our units limits our ability to respond quickly or effectively to changes in local competitive conditions or other changes that could affect our operations. In addition, some of our competitors have many more units than we do. Consequently, adverse economic or other conditions in a region, a decline in the profitability of several existing units or the introduction of several unsuccessful new units in a geographic area, could have a more significant effect on our results of operations than would be the case for a company with a larger number of restaurants or with more geographically dispersed restaurants.

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

THE INTERESTS OF OUR CONTROLLING STOCKHOLDERS MAY CONFLICT WITH YOUR INTERESTS.

          As of June 29, 2003, the executive officers, directors and entities affiliated with them, in the aggregate, beneficially own approximately 32.7% of our outstanding common stock. These stockholders are able to influence the outcome of matters requiring approval by our stockholders, including the election of directors and approval of significant corporate transactions. This concentration of ownership may also have the effect of delaying or preventing a change in control of our Company.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Our market risk exposures are related to our cash, cash equivalents and investments. We invest our excess cash in highly liquid short-term investments primarily with maturities of less than one year. The portfolio consists primarily of corporate and municipal bonds. As of June 29, 2003, we had no investments that have maturities in excess of one year. These investments are not held for trading or other speculative purposes. Changes in interest rates affect the investment income we earn on our investments and, therefore, impact our cash flows and results of operations. Due to the types of investment and debt instruments the Company has, a 10% change in period-end interest rates or a hypothetical 100 basis point adverse move in interest rates would not have a significant negative affect on our financial results.

     As of June 29, 2003, we had available $11.0 million of a total $12.0 million revolving line of credit with a maturity date of July 2004. As of June 29, 2003, we had $1.0 million assigned to standby letters of credit related to our workers’ compensation insurance policy that mature in October 2003. Interest on the revolving line of credit is calculated on the lower of either a bank reference rate plus 1% - 2%, or on an adjusted London Interbank Offered Rate plus 2.5% - 3.5%, per annum (3.53% as of June 29, 2003). We also pay a commitment fee on the unused portion of the line of credit. Should we make additional draws on this line in the future, changes in interest rates would affect the interest expense on these loans and, therefore, impact our cash flows and results of operations.

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

Item 4. CONTROLS AND PROCEDURES

          (a) Evaluation of Disclosure Controls and Procedures. Based on their evaluation, as of a date within 90 days of the filing of this Form 10-Q, our Chief Executive Officer and Chief Financial Officer have concluded the Company’s disclosure controls and procedures (as defined in Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934) are effective.

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

The Company believes these cases are without merit and intends to vigorously defend against the related claims. These cases are in the early stages of discovery, and the status of the class action certification is yet to be determined for both suits. The two cases have been consolidated into one action. The court granted a motion to disqualify the Company’s counsel. The Court of Appeal reversed this order in June 2003, and the case will be remanded back to the trial court in the near future. The Company continues to evaluate results in similar proceedings and to consult with advisors with specialized expertise. The Company is presently unable to predict the probable outcome of this matter or the amounts of any potential damages at issue. An unfavorable outcome in this matter or a significant settlement could have a material impact on the Company’s financial position and results of operations.

Item 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

(a)	Not applicable

(b)	Not applicable

(c)	Not applicable

(d)	We currently have approximately $2.1 million remaining from our initial public offering in May 1999 as well as an additional $3.3 million of cash, cash equivalents and investments generated from previous private placements and operating cash flows. The use of proceeds during this reporting period has conformed to our intended use outlined in our initial public offering prospectus.

Item 3. DEFAULTS UPON SENIOR SECURITIES

          Not applicable

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Company’s annual meeting of the shareholders held on June 5, 2003, the stockholders voted on the following matters:

(1)	Election of two directors to serve for a three-year term ending upon the 2006 annual meeting of the stockholders. The directors were elected as follows:

Nominee	Votes For	Votes Withheld	Broker Non-Vote

Kyle A. Anderson	8,614,827	191,049	0
Ralph Rubio	8,339,497	466,379	0

As a result, Messrs. Anderson and Rubio were elected as Directors of the Company. The following incumbent members continue to serve on the Board of Directors: Craig Andrews, Jack W. Goodall, Loren Pannier and Timothy J. Ryan.

(2)	Ratification of the selection of Deloitte & Touche LLP as our independent auditors for the fiscal year ending December 28, 2003.

Votes For	Votes Against	Votes Abstain	Broker Non-Votes

8,669,690	125,208	10,978	0

(3)	Shareholder proposal regarding the rotation of our independent auditors.

Votes For	Votes Against	Votes Abstain	Broker Non-Votes

282,585	4,240,330	47,455	4,235,506

Item 5. OTHER INFORMATION

          Not applicable

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

a)	3.1	(1)	Second Amended and Restated Certificate of Incorporation (Exhibit 3.2)

	3.2	(1)	Restated Bylaws (Exhibit 3.4)

	3.3	(2)	Certificate of Amendment to Bylaws (Exhibit 3.4)

	31.1		Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

	31.2		Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

	32.1		Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

	32.2		Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the above noted exhibit to our registration statement on Form S-1 (333-75087) filed with the SEC on March 26, 1999, as amended.

(2)	Incorporated by reference to the above noted exhibit to our annual report on Form 10-K filed with the SEC on March 27, 2003.

b)	Reports on Form 8-K:

On May 8, 2003, the Company filed a Form 8-K under Item 7, Financial Statements and Exhibits and under Item 9, Regulation FD Disclosure, reporting the issuance of a press release, announcing the Company’s earnings for the quarter ended March 30, 2003.

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 13, 2003	RUBIO’S RESTAURANTS, INC.

/s/ John Fuller

John Fuller
Chief Financial Officer
(Principal Financial and Accounting Officer)