Form 10-Q
period 2003-09-28
RUBIOS RESTAURANTS INC
filed 2003-11-12
CIK 1082423

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the quarterly period ended September 28, 2003

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

(1)	Yes	[X]	No	[ ]

(2)	Yes	[X]	No	[ ]

Indicate by check mark whether the registrant is an accelerated filer (as indicated in Rule 12b-2 of the Exchange Act).
Yes	[ ]	No	[X]

As of November 5, 2003 there were 9,104,134 shares of the Registrant’s common stock, par value $0.001 per share, outstanding.

RUBIO’S RESTAURANTS, INC.

PART I -    FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS

RUBIO’S RESTAURANTS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	September 28,	December 29,
	2003	2002

	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$8,952	$8,578
Short-term investments	1,031	1,279
Income taxes receivable	207	357
Other receivables	1,519	818
Inventory	1,447	1,250
Prepaid expenses	654	600

Total current assets	13,810	12,882
PROPERTY – Net	33,570	35,504
GOODWILL	193	—
OTHER ASSETS	340	366
DEFERRED INCOME TAXES	3,926	2,403

TOTAL	$51,839	$51,155

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$1,439	$1,990
Accrued expenses and other liabilities	7,767	3,832
Store closure reserve	255	559
Line of credit	—	1,000
Deferred income taxes	396	90

Total current liabilities	9,857	7,471
STORE CLOSURE RESERVE	1,104	1,248
DEFERRED INCOME	475	69
DEFERRED RENT	2,036	1,971
DEFERRED FRANCHISE REVENUE	23	36

Total liabilities	13,495	10,795

COMMITMENTS AND CONTINGENCIES (NOTE 6)
STOCKHOLDERS’ EQUITY:
Preferred stock, $.001 par value, 5,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $.001 par value, 75,000,000 shares authorized, 9,104,134 issued and outstanding in 2003, and 9,052,358 issued and outstanding in 2002	9	9
Paid-in capital	42,035	41,868
Deferred compensation	585	510
Accumulated other comprehensive income	—	3
Accumulated deficit	(4,285)	(2,030)

Total stockholders’ equity	38,344	40,360

TOTAL	$51,839	$51,155

See notes to consolidated financial statements-unaudited.

RUBIO’S RESTAURANTS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS – UNAUDITED
(In thousands, except per share data)

	13 Weeks Ended		39 Weeks Ended

	September	September	September	September
	28, 2003	29, 2002	28, 2003	29, 2002

REVENUE:
Restaurant sales	$32,610	$30,730	$94,418	$91,180
Franchise and licensing revenue	56	69	163	198

TOTAL REVENUE	32,666	30,799	94,581	91,378

COSTS AND EXPENSES:
Cost of sales	9,217	8,214	27,717	24,793
Restaurant labor, occupancy and other	18,198	17,194	55,574	50,675
General and administrative expenses	2,368	2,281	7,872	7,470
Depreciation and amortization	1,387	1,288	4,184	3,887
Pre-opening expenses	38	21	124	114
Asset impairment and store closure (reversal) expense	—	(523)	2,627	(523)
Loss on disposal/sale of property	41	122	213	161

TOTAL COSTS AND EXPENSES	31,249	28,597	98,311	86,577

OPERATING INCOME (LOSS)	1,417	2,202	(3,730)	4,801

OTHER (EXPENSE) INCOME:
Interest and investment income	16	24	65	80
Interest expense	(40)	(32)	(94)	(96)

OTHER EXPENSE – NET	(24)	(8)	(29)	(16)

INCOME (LOSS) BEFORE INCOME TAXES	1,393	2,194	(3,759)	4,785
INCOME TAX EXPENSE (BENEFIT)	557	878	(1,504)	1,914

NET INCOME (LOSS)	$836	$1,316	$(2,255)	$2,871

NET INCOME (LOSS) PER SHARE:
Basic	$0.09	$0.15	$(0.25)	$0.32

Diluted	$0.09	$0.14	$(0.25)	$0.31

SHARES USED IN CALCULATING NET INCOME (LOSS) PER SHARE:
Basic	9,104	9,049	9,089	9,005

Diluted	9,150	9,177	9,089	9,143

See notes to consolidated financial statements-unaudited.

RUBIO’S RESTAURANTS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED
(In thousands)

	39 Weeks Ended

	September 28,	September 29,
	2003	2002

OPERATING ACTIVITIES:
Net (loss) income	$(2,255)	$2,871
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	4,184	3,887
Deferred compensation	75	242
Asset impairment and store closure expense (reversal)	2,627	(523)
Loss on disposal/sale of property	213	161
Changes in assets and liabilities:
Income taxes receivable	150	1,327
Other receivables	(701)	28
Inventory	(197)	24
Prepaid expenses	(54)	(102)
Other assets	26	65
Deferred income taxes	(1,217)	1,514
Accounts payable	(551)	(285)
Accrued expenses and other liabilities	3,350	644
Store closure reserve	(448)	(1,375)
Deferred income	406	36
Deferred rent	65	270
Deferred franchise revenue	(13)	(31)

Cash provided by operating activities	5,660	8,753

INVESTING ACTIVITIES:
Purchases of property	(4,802)	(3,110)
Proceeds from sale of property	104	311
Purchases of investments	(2,575)	(2,102)
Sales and maturities of investments	2,820	2,480

Cash used in investing activities	(4,453)	(2,421)

FINANCING ACTIVITIES:
Repayment of line of credit borrowing	(1,000)	—
Proceeds from exercise of common stock options, net of tax	167	378

Cash (used in) provided by financing activities	(833)	378

INCREASE IN CASH AND CASH EQUIVALENTS	374	6,710
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	8,578	4,710

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$8,952	$11,420

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$58	$85
Cash received for income taxes, net	$440	$929

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING ACTIVITIES:

In conjunction with the acquisition of a previously franchised location, the Company acquired assets with an estimated fair value of $392,000, resulting in goodwill of $193,000. Consideration of $585,000 has been recorded in accrued expenses.

See notes to consolidated financial statements-unaudited.

RUBIO’S RESTAURANTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

1.	BASIS OF PRESENTATION

     The accompanying consolidated financial information has been prepared by Rubio’s Restaurants, Inc. and its wholly-owned subsidiary, Rubio’s Restaurants of Nevada, Inc. (collectively, the “Company”) without audit and reflects all adjustments, consisting of normal and recurring adjustments, which are in the opinion of management, necessary for a fair presentation of the financial position and results of operations for the interim periods. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and in accordance with the regulations of the Securities and Exchange Commission (“SEC”). Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such SEC rules and regulations. These unaudited consolidated financial statements and related notes should be read in conjunction with the consolidated financial statements and related notes for the fiscal year ended December 29, 2002 included in the Company’s annual report on Form 10-K and the review of our more critical accounting policies identified under the caption “Critical Accounting Policies” in that report. Results for the interim periods presented in this report are not necessarily indicative of results which may be reported for any other interim period or for the entire fiscal year.

     GOODWILL – Goodwill, which represents the excess of the cost of an acquired entity over the fair value of amounts assigned to assets acquired and liabilities assumed is not amortized. Instead, goodwill is assessed for impairment under SFAS No. 142, “Goodwill and Other Intangible Assets.”

     RECENT ACCOUNTING PRONOUNCEMENTS – In January 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation Number (“FIN”) 46, “Consolidation of Variable Interest Entities” which addresses consolidation by business enterprises of variable interest entities and is an interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements”. This interpretation is still being developed and the earliest effective date for the Company will be the fourth quarter of 2003. The Company is unable at this time to determine the impact, if any, of this interpretation on the financial statements.

     RECLASSIFICATIONS – Certain prior year amounts have been reclassified in the notes to the consolidated financial statements to conform to the current period presentation.

2.      STOCK-BASED COMPENSATION – SFAS No. 123, “Accounting for Stock Based-Compensation” as amended by SFAS No. 148, “Accounting for Stock Compensation – Transition and Disclosure, an amendment of FASB Statement No. 123,” provides accounting guidance related to stock based employee compensation. SFAS No. 123, as amended, encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations for all periods presented. Accordingly, compensation cost for stock options is measured as the excess, if any, of the fair value of the Company’s stock at the date of the grant over the amount an employee must pay to acquire the stock.

RUBIO’S RESTAURANTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (continued)

The following table summarizes the impact on the Company#146;s net income (loss) had compensation cost been determined based upon the fair value at the grant date for awards under the stock option plans consistent with the methodology prescribed under SFAS No. 123 (in thousands, except per share data):

	13 Weeks Ended		39 Weeks Ended

	September	September	September	September
	28, 2003	29, 2002	28, 2003	29, 2002

Net income (loss) as reported	$836	$1,316	$(2,255)	$2,871
Deduct: Stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	148	178	446	327

Pro forma net income (loss)	$688	$1,138	$(2,701)	$2,544

Income (loss) per share:
Basic – as reported	$0.09	$0.15	$(0.25)	$0.32
Basic – pro forma	$0.08	$0.13	$(0.30)	$0.28
Diluted – as reported	$0.09	$0.14	$(0.25)	$0.31
Diluted – pro forma	$0.08	$0.12	$(0.30)	$0.28

     The pro forma compensation costs were determined using the weighted average fair values at the date of grant for options granted during the 13 weeks ended September 28, 2003 and September 29, 2002 of $2.46 and $4.58 per share, respectively and for the 39 weeks ended September 28, 2003 and September 29, 2002 of $2.83 and $4.63 per share, respectively. The fair value of each option granted was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	13 Weeks Ended		39 Weeks Ended

	September	September	September	September
	28, 2003	29, 2002	28, 2003	29, 2002

Expected dividend yield	None	None	None	None
Expected stock price volatility	39%	70%	53%	68%
Risk-free interest rate	3.1%	4.0%	3.1%	4.0%
Expected lives of options	5 years	5 years	5 years	5 years

3.	ASSET IMPAIRMENT AND STORE CLOSURE EXPENSE

     Asset Impairment — The Company periodically assesses its ability to recover the carrying value of its long-lived assets. If the Company concludes that the carrying value will not be recovered based on expected undiscounted future cash flows, an impairment write-down is recorded to reduce the asset to its estimated fair value.

     Impairment is reviewed at the lowest levels for which there are identifiable cash flows that are independent of the cash flows of other groups of assets. In the Company’s circumstances, such analysis is performed on an individual restaurant basis. The impairment charge is the difference between the carrying value and the estimated fair value of the assets (for assets to be held and used) and fair value less cost

RUBIO’S RESTAURANTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED (continued)

to sell (for assets to be disposed of). During the second quarter of 2003, the Company recorded an impairment loss of $2.7 million on 16 restaurant locations. Of these locations, five were outside of Southern California and four had been previously partially impaired in 2001. The Company currently plans to operate these restaurant locations through the end of their remaining lease terms, generally from 2005 through 2010. The assets impaired at these locations consisted of leasehold improvements and fixtures and equipment. Fair value was determined based on discounted cash flows for the leasehold improvements and the lower of the net book value or an estimate of current liquidation value for fixtures and equipment. The primary factors that lead to the impairment charge were lower than anticipated increases in comparative store sales, higher than anticipated operating costs associated with the Company’s system-wide brand repositioning program and escalating workers’ compensation costs.

     Store Closure Reserve - The Company makes decisions to close stores based on their cash flows and anticipated future profitability. The Company recognizes the cost and related liabilities associated with the closure of a restaurant measured initially at its fair value in the period in which the liability is incurred. These store closure charges primarily represent a liability for the future lease obligations after the expected closure dates, net of estimated sublease income, if any.

     During fiscal 2001, the Company recorded a $4.8 million charge related to store closures. The changes in the store closure reserve during the 39 weeks ended September 28, 2003 were as follows (in thousands):

	Reserve
	Balance at				Reserve
	December	Store	Store		Balance at
	29,	Closure	Closure		September 28,
	2002	Expense	Reversal	Usage	2003

Reserve for stores closed in 2001	$787	$35	$(381)	$(238)	$203
Reserve for stores closed in 2002 and 2003	978	309	(2)	(129)	1,156
Severance and other costs	42	—	(41)	(1)	—

Total store closure reserve	1,807	$344	$(424)	$(368)	1,359

Less: current portion	(559)				(255)

Non-current	$1,248				$1,104

     During the 39 weeks ended September 28, 2003, the reserve for stores closed in 2002 and 2003 was increased $0.3 million to reflect the difficulty in identifying suitable sublessees and the Company’s revised estimate that it will need to continue full lease payments longer than originally estimated. The reserve for the stores closed in 2001 was reduced $0.4 million based on lease terminations and subleases that were more favorable than the original estimates. Approximately $0.4 million was charged against the reserve primarily representing the Company’s recurring lease obligation payments.

     4.           ACQUISITION – On September 15, 2003, the Company acquired the assets of a previously franchised location for an estimated total cost of $585,000; $440,000 of which will be placed in an escrow account to be utilized by the franchisee as costs are incurred in

RUBIO’S RESTAURANTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED (continued)

building a new franchise location and $145,000 paid in cash on September 29, 2003. The acquisition was accounted for under the purchase method of accounting, and the results of the unit’s operations have been included in the consolidated financial statements since that date. The purchase price was allocated to the assets acquired based upon their estimated fair values consisting of $236,000 related to leasehold improvements and $156,000 related to furniture and equipment. The Company is in the process of completing its valuation of the acquired assets; thus, the allocation of the purchase price is subject to refinement. Goodwill recognized in the acquisition amounted to $193,000, and that amount is expected to be fully deductible for tax purposes.

     As part of the purchase agreement, the Company may be required to make a contingent payment related to the acquisition, which would be treated as incremental purchase price. However, the Company does not anticipate a material change to the purchase price of the assets acquired. As the acquisition is not considered a significant business combination, pro forma financial information is not presented.

     5.      BALANCE SHEET DETAILS as of September 28, 2003 and December 29, 2002, respectively (in thousands):

	2003	2002

OTHER RECEIVABLES:
Sales tax receivable	$935	$—
Beverage usage receivables	265	274
Tenant improvement receivables	125	210
Other receivables	194	334

Total	$1,519	$818

INVESTMENTS:
Corporate bonds	$432	$1,111
Municipal bonds	599	168

	1,031	1,279
Less: Short-term investments	(1,031)	(1,279)

Investments	$—	$—

PROPERTY – Net:
Building and leasehold improvements	$32,555	$28,700
Equipment and furniture	26,075	26,238
Construction in process and related costs	1,061	244

	59,691	55,182
Less: Accumulated depreciation and amortization	(26,121)	(19,678)

Total	$33,570	$35,504

ACCRUED EXPENSES AND OTHER LIABILITIES:
Workers’ compensation	$2,140	$888
Accrued payroll	1,982	917
Advertising	872	110
Sales taxes	646	861
Vacation pay	478	464
Franchise repurchase	585	—
Professional fees	250	—
Occupancy	100	99
Benefits	70	69
Other	644	424

Total	$7,767	$3,832

RUBIO’S RESTAURANTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED (continued)

6.	COMMITMENTS AND CONTINGENCIES

     REVOLVING LINE OF CREDIT – As of December 29, 2002, the Company had $1 million borrowed on its $12 million line of credit. In June 2003, the Company repaid this outstanding balance and in August 2003, the Company terminated the line of credit agreement. The line of credit collateralized a $1.0 million standby letter of credit related to the Company’s workers’ compensation insurance policy. In August 2003, the collateralization was changed to the $2.2 million on deposit with the associated bank. Subsequently, a new letter of credit has been established for $2.0 million.

     LITIGATION – As previously disclosed in the Company’s filings with the SEC, on June 28, 2001, a class action complaint was filed against the Company in Orange County, California Superior Court by a former employee, who worked in the position of general manager, a position the Company classifies as exempt. A second similar class action complaint was filed in Orange County, California Superior Court on December 21, 2001, on behalf of another former employee who worked in the positions of general manager and assistant manager. The Company classifies both positions as exempt. The two cases have been consolidated into one action. The former employees purport to represent a class of former and current employees who are allegedly similarly situated. The case currently involves the issue of whether certain current and former employees in the general and assistant manager positions who worked in the California restaurants during a specified time period were misclassified as exempt and deprived of overtime pay. In addition to unpaid overtime, these former employees seek to recover waiting time penalties, interest, attorneys’ fees, and other types of relief on behalf of the current and former employees that they purport to represent.

     The Company believes the consolidated action is without merit and intends to vigorously defend against it. The case is in the early stages of discovery, and the trial court has not ruled as to whether a class can be certified. In June 2002, the court granted a motion to disqualify the Company’s counsel, which the Company appealed. The action was stayed pending the appeal. The Court of Appeals reversed this order in June 2003, and the case was remanded back to the trial court in August 2003. The Company continues to evaluate results in similar proceedings and to consult with advisors with specialized expertise. The Company is presently unable to predict the probable outcome of this matter or the amounts of any potential damages at issue. An unfavorable outcome in this matter or a significant settlement could have a material adverse impact on the Company’s financial position and results of operations.

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

     La Salsa, Inc. to date has not filed a lawsuit against us. We intend to vigorously defend our right to use the term “Fresh Mexican Grill” and believe we will be successful in doing so. We are presently engaged with La Salsa in settlement discussions to resolve the dispute in a manner which preserves our right to continue to utilize “Fresh Mexican Grill”.

     The Company is unaware of any other litigation that could have a material adverse effect on the Company’s results of operations, financial position or business.

RUBIO’S RESTAURANTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED (continued)

7.	INCOME (LOSS) PER SHARE

     A reconciliation of basic and diluted income (loss) per share in accordance with SFAS No. 128, “Earnings Per Share,” is as follows (in thousands, except per share data):

	13 Weeks Ended		39 Weeks Ended

	September	September	September	September
	28, 2003	29, 2002	28, 2003	29, 2002

Numerator
Net income (loss)	$836	$1,316	$(2,255)	$2,871

Denominator
Basic:
Weighted average common shares outstanding	9,104	9,049	9,089	9,005
Diluted:
Effect of dilutive securities:
Common stock options	46	128	—	138

Total weighted average common and potential common shares outstanding	9,150	9,177	9,089	9,143

Income (loss) per share:
Basic	$0.09	$0.15	$(0.25)	$0.32

Diluted	$0.09	$0.14	$(0.25)	$0.31

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

     Rubio’s Restaurants, Inc. was incorporated in California in 1985 and reincorporated in Delaware in 1997. In May 1999, we completed our initial public offering. In late 2000, as part of our expansion strategy, we initiated a franchise program. As of November 1, 2003, we have two franchise agreements representing five franchised restaurants. Our current expansion plan calls for us to open 8-10 company-owned restaurants and close one underperforming store in fiscal 2003, which was previously identified and reserved for closure in November 2001. We opened two stores during the first quarter and one in the third quarter of 2003 and closed the underperforming store in the second quarter of 2003. In addition, the Company purchased and converted two franchise locations to company-owned restaurants, one each in the second and third quarters. Subsequent to September 28, 2003 we opened one additional store through November 1, 2003.

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

     Total revenues represent gross restaurant sales less coupons and other discounts and franchise and licensing revenue. Cost of sales is composed of food, beverage, and paper and packaging expense. Components of restaurant labor, occupancy and other expenses include direct hourly and management wages, bonuses, fringe benefit costs, rent and other occupancy costs, advertising and promotion, operating supplies, utilities, maintenance and repairs, and other operating expenses.

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

CRITICAL ACCOUNTING POLICIES

     Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of these financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingencies at the date of the financial statements as well as the reported amounts of revenues and expenses during the reporting period.

     Management evaluates these estimates and assumptions on an on-going basis including those relating to impairment of assets, restructuring charges, contingencies and litigation. Our estimates and assumptions have been prepared on the basis of the most current available information, and actual results could differ from these estimates under different assumptions and conditions.

     We have several critical accounting policies, which were discussed in the Company’s 2002 Annual Report on Form 10-K, that are both important to the portrayal of our financial condition and results of operations and require management’s most difficult, subjective and complex judgments. Typically, the circumstances that make these judgments complex and difficult have to do with making estimates about the effect of matters that are inherently uncertain. During the 39 weeks ended September 28, 2003, we have not adopted any new accounting policies that are considered critical accounting policies nor have there been any significant changes related to our critical accounting policies that would have a material impact on our consolidated financial position, results of operations, cash flow or our ability to conduct business.

RESULTS OF OPERATIONS

     All comparisons in the following section refer to the 13-week period ended September 28, 2003 and the 13-week period ended September 29, 2002, unless otherwise indicated.

     Our operating results, expressed as a percentage of total revenue, were as follows:

	13 Weeks Ended

	September	September
	28, 2003	29, 2002

Total revenue	100.0%	100.0%
Costs and expenses:
Cost of sales	28.2	26.7
Restaurant labor, occupancy and other	55.8	55.8
General and administrative expenses	7.2	7.4
Depreciation and amortization	4.2	4.2
Pre-opening expenses	0.1	0.1
Store closure reversal	—	(1.7)
Loss on disposal/sale of property	0.1	0.4

Operating income	4.4	7.1
Other expense, net	(0.1)	—

Income before income taxes	4.3	7.1
Income tax expense	1.7	2.8

Net income	2.6%	4.3%

13 WEEKS ENDED SEPTEMBER 28, 2003 COMPARED TO THE 13 WEEKS ENDED SEPTEMBER 29, 2002

     Results of operations reflect 13 weeks of operations for 137 restaurants and a partial period of operations for two restaurants for the 13 weeks ended September 28, 2003. Results of operations also reflect 13 weeks of operations for 133 restaurants and a partial period of operations for one restaurant for the 13 weeks ended September 29, 2002.

     TOTAL REVENUE. Total revenue increased $1.9 million or 6.1%, to $32.7 million for the 13 weeks ended September 28, 2003 from $30.8 million for the 13 weeks ended September 29, 2002. The increase in 2003 was primarily due to sales of $0.7 million from our three 2003 store openings and the two converted franchise stores, a $0.8 million increase in sales generated by a full quarter of operations from units opened in 2002 that were not yet in our comparable unit base and an increase in comparable store sales of $0.8 million or 2.6%, offset by a decrease of $0.4 million in sales at the three stores that have been closed. Units enter the comparable store base after 15 full months of operation. The increase in comparable sales was primarily due to a 4.9% increase in average check, offset by a 2.2% decrease in transactions.

     COST OF SALES. Cost of sales as a percentage of revenue increased to 28.2% in the 13 weeks ended September 28, 2003 from 26.7% in the 13 weeks ended September 29, 2002. The increase was primarily due to the higher food and paper costs associated with our larger portions, more menu variety, expanded salsa bar and upgraded packaging for our brand repositioning. In addition, as anticipated, the product mix has shifted from lower priced fish menu items to higher priced chicken and steak menu items, as a result of the new menu.

     RESTAURANT LABOR, OCCUPANCY AND OTHER. Restaurant labor, occupancy, and other as a percentage of revenue was 55.8% for both the 13 weeks ended September 28, 2003 and the 13 weeks ended September 29, 2002. Although consistent with the prior period, restaurant labor, occupancy and other was impacted by a 0.9% increase as a percentage of revenue in workers’ compensation expenses and a

0.3% increase related to unit operating expenses offset by a 0.3% decrease related to advertising expenses, a 0.2% decrease related to occupancy costs and a 0.7% decrease related to brand repositioning costs.

     GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses were $2.4 million or 7.2% of revenue for the 13 weeks ended September 28, 2003 as compared to $2.3 million or 7.4% of revenue for the 13 weeks ended September 29, 2002. The 0.2% decrease as a percentage of revenue was primarily due to the decrease in corporate labor related costs.

     DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense of $1.4 million in the 13 weeks ended September 28, 2003 increased $0.1 million from $1.3 million for the 13 weeks ended September 29, 2002. The $0.1 million increase was due to the increased number of stores in 2003 over 2002 and the increase in fixed assets necessary for the brand repositioning, partially offset by reductions in depreciation expense due to the impairment charge in the second quarter of 2003.

     PRE-OPENING EXPENSES. Pre-opening expenses increased to $38,000 for the 13 weeks ended September 28, 2003 from $21,000 for the 13 weeks ended September 29, 2002. The increase was due to the increased expenses for opening a store in a new rural market in 2003 compared to opening a store in an existing developed market in 2002.

     ASSET IMPAIRMENT AND STORE CLOSURE EXPENSE. In the 13 weeks ended September 28, 2003, the Company had no charges for asset impairments and no charges or reversals to the reserve for store closure expenses compared to a $0.5 million reversal of its store closure expense in the 13 weeks ended September 29, 2002. This 2002 reversal was due to lease terminations and subleases that were more favorable than their original estimates.

     OTHER EXPENSE, NET. Net other expense fluctuated to $24,000 expense for the 13 weeks ended September 28, 2003 from $8,000 expense for the 13 weeks ended September 29, 2002. Interest income decreased to $16,000 for the 13 weeks ended September 28, 2003 from $24,000 for the 13 weeks ended September 29, 2002 primarily due to fluctuating interest rates paid on our investments. Interest expense increased to $40,000 for the 13 weeks ended September 28, 2003 from $32,000 for the 13 weeks ended September 29, 2002 primarily due to the write-off of setup fees related to our line of credit resulting from the termination of our line of credit agreement.

     INCOME TAXES. The income tax expense for the 13 weeks ended September 28, 2003 and September 29, 2002 is based on the approximate annual effective tax rate of 40% applied to the respective period’s pretax book income. The 40% tax rate applied to the 13 weeks ended September 28, 2003 comprises the federal and state statutory rates based on the estimated annual effective rate on a pre-tax income of $1.4 million. The 40% tax rate applied to the 13 weeks ended September 29, 2002 comprises the federal and state statutory rates based on the estimated annual effective rate on pre-tax income of $2.2 million.

     All comparisons in the following section refer to the 39-week period ended September 28, 2003 and the 39-week period ended September 29, 2002, respectively, unless otherwise indicated.

     Our operating results, expressed as a percentage of total revenue, were as follows:

	39 Weeks Ended

	September	September
	28, 2003	29, 2002

Total revenue	100.0%	100.0%
Costs and expenses:
Cost of sales	29.3	27.1
Restaurant labor, occupancy and other	58.8	55.5
General and administrative expenses	8.3	8.2
Depreciation and amortization	4.4	4.3
Pre-opening expenses	0.1	0.1
Asset impairment and store closure expense (reversal)	2.8	(0.6)
Loss on disposal/sale of property	0.2	0.2

Operating (loss) income	(3.9)	5.2
Other expense, net	(0.1)	—

(Loss) income before income taxes	(4.0)	5.2
Income tax benefit (expense)	1.6	(2.1)

Net (loss) income	(2.4)%	3.1%

39 WEEKS ENDED SEPTEMBER 28, 2003 COMPARED TO THE 39 WEEKS ENDED SEPTEMBER 29, 2002

     Results of operations reflect 39 weeks of operations for 134 restaurants and partial period operations for six restaurants for the 39 weeks ended September 28, 2003. Results of operations also reflect 39 weeks of operations for 128 restaurants and a partial period of operations for eleven restaurants for the 39 weeks ended September 29, 2002.

     TOTAL REVENUE. Total revenue increased $3.2 million or 3.5%, to $94.6 million for the 39 weeks ended September 28, 2003 from $91.4 million for the 39 weeks ended September 29, 2002. The increase in 2003 was primarily due to sales of $1.4 million from our three 2003 store openings and two conversions of franchise locations to Company-owned restaurants, $2.3 million in sales generated by a full nine months of operations from units opened in 2002 that were not yet in our comparable unit base and an increase in comparable store sales of $1.3 million or 1.5%, offset by a decrease of $1.0 million in sales from the four stores that have been closed and $0.8 million for the four stores sold to a franchisee. Units enter the comparable store base after 15 full months of operation. The increase in comparable store sales was primarily due to a 5.5% increase in the average check amount, offset by a 3.8% decrease in transactions. Sales were softer than expected, reflecting, in part, poor southern California weather in the first and second quarters, weak retail activity because of the war in Iraq, and overall economic conditions, offset by two strong summer seafood taco promotions.

     COST OF SALES. Cost of sales as a percentage of revenue increased to 29.3% in the 39 weeks ended September 28, 2003 from 27.1% in the 39 weeks ended September 29, 2002. The increase was primarily due to the higher food and paper costs associated with our larger portions, more menu variety, expanded salsa bar and upgraded packaging for our brand repositioning. The increase was also due to the shift in our product mix, as anticipated, from lower priced fish menu items to higher priced chicken and steak menu items, as a result of our new menu, and a high cost promotion in the second quarter.

     RESTAURANT LABOR, OCCUPANCY AND OTHER. Restaurant labor, occupancy, and other increased as a percentage of revenue to 58.8% for the 39 weeks ended September 28, 2003 from 55.5% in the 39 weeks ended September 29, 2002. The 3.3% increase as a percentage of revenue was due to a 1.6% increase related to workers’ compensation expenses caused by unusually costly claims that required the Company to increase its workers’ compensation reserve, a 0.8% increase related to advertising expenses due to a new advertising campaign designed to drive traffic, a 0.6% increase related to labor associated with the training required for the conversion to the brand repositioning, guest service tests and a ramp-up in employees for summer sales, and a 0.3% increase related to unit operating expenses associated with supplies, upgrades and uniforms for this repositioning that were higher than those experienced in early test markets for the repositioning.

     GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses were $7.9 million or 8.3% of revenue for the 39 weeks ended September 28, 2003 compared to $7.5 million or 8.2% of revenue for the 39 weeks ended September 29, 2002. The 0.1% increase as a percentage of revenue was primarily due to a 0.4% increase related to professional service fees and a 0.2% increase related to recruiting costs, offset by a 0.5% decrease in corporate labor related costs.

     DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense increased to $4.2 million in the 39 weeks ended September 28, 2003 from $3.9 million in the 39 weeks ended September 29, 2002. The $0.3 million increase was primarily due to the additional depreciation on the three new units opened during the last six months of 2002, the three new units opened during 2003 and the two franchise stores converted to Company-owned restaurants in 2003, in addition to fixed assets necessary for the completion of the brand repositioning, partially offset by reductions in depreciation expense due to the impairment charge in the second quarter of 2003. As a percentage of revenue, depreciation and amortization increased to 4.4% for the 39 weeks ended September 28, 2003 from 4.3% for the 39 weeks ended September 29, 2002.

     PRE-OPENING EXPENSES. Pre-opening expenses increased to $124,000 for the 39 weeks ended September 28, 2003 from $114,000 for the 39 weeks ended September 29, 2002. The increase was due in part to the higher costs of opening stores in new markets in 2003, compared to opening stores in mature markets in 2002. The average pre-opening cost per new unit opening increased from approximately $20,000 per new unit in the prior year to approximately $25,000 per new unit in the current year due to opening new prototype-design locations in 2003 in markets that are either less mature than the locations opened in 2002 or in markets where new store marketing was increased. New markets traditionally require higher pre-opening costs than mature markets due to the lack of leveraging of an existing region’s resources.

     ASSET IMPAIRMENT AND STORE CLOSURE EXPENSE. In the 39 weeks ended September 28, 2003, we recorded a $2.7 million charge related to the impairment of sixteen under-performing restaurants as required under Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Of these locations, five were outside of Southern California and four had been previously partially impaired in 2001. All of the associated restaurants are expected to remain open through the end of their lease terms, generally from 2005 to 2010. The assets impaired at these under-performing locations consisted of leasehold improvements and fixtures and equipment. Fair value was determined based on discounted cash flows for the leasehold improvements and the lower of the net book value or an estimate of current liquidation value for fixtures and equipment. The primary factors that lead to the impairment charge were the lower than anticipated increases in comparative store sales, higher than anticipated operating costs associated with the Company’s system-wide brand repositioning program and escalating workers’ compensation costs. During the 39 weeks ended September 28, 2003, the reserve for stores closed in 2002 and 2003 was increased $0.3 million to reflect the difficulty in identifying suitable sublessees and the Company’s revised estimate that it will need to continue full lease payments longer than originally estimated. The reserve for the stores closed in 2001 was reduced $0.4 million based on lease terminations and subleases that were more favorable than the original estimates. Approximately $0.4 million was charged against the reserve primarily representing the Company’s recurring lease obligation payments.

     OTHER EXPENSE, NET. Net other expense increased to $29,000 for the 39 weeks ended September 28, 2003 from $16,000 for the 39 weeks ended September 29, 2002. Interest income decreased to $65,000 for the 39 weeks ended September 28, 2003 from $80,000 for the 39 weeks ended September 29, 2002. The decrease is primarily due to reduced interest rates paid on investments. Interest expense decreased to $94,000 in the current year from $96,000 in the prior year due primarily to interest rate reductions incurred on our borrowing on our credit line, offset by the write-off of set-up fees related to the line of credit resulting from the termination of our line of credit agreement.

     INCOME TAXES. The income tax benefit (expense) for the 39 weeks ended September 28, 2003 and September 29, 2002 is based on the approximate annual effective tax rate of 40% applied to the respective period’s pretax book (loss) income. The 40% tax rate applied to the 39 weeks ended September 28, 2003 comprises the federal and state statutory rates based on the estimated annual effective rate on pre-tax loss of $3.8 million. The 40% tax rate applied to the 39 weeks ended September 29, 2002 comprises the federal and state statutory rates based on the estimated annual effective rate on pre-tax income of $4.8 million.

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

     RECENT ACCOUNTING PRONOUNCEMENTS

     In January 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation Number (“FIN”) 46, “Consolidation of Variable Interest Entities” which addresses consolidation by business enterprises of variable interest entities and is an interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements”. This interpretation is still being developed and the earliest effective date for the Company will be the fourth quarter of 2003. The Company is unable at this time to determine the impact, if any, of this interpretation on the financial statements.

     LIQUIDITY AND CAPITAL RESOURCES

     We have funded our capital requirements in recent years through the proceeds from the public sale of equity securities and the private placement of preferred stock, bank debt and cash flow from operations. We generated $5.7 million in cash flow from operating activities for the 39 weeks ended September 28, 2003 compared to $8.8 million for the 39 weeks ended September 29, 2002.

     Net cash used in investing activities was $4.5 million for the 39 weeks ended September 28, 2003 compared to $2.4 million for the 39 weeks ended September 29, 2002. Net cash used in investing activities for the 39 weeks ended September 28, 2003 included $4.8 million in capital expenditures offset by a net $0.2 million provided by the sales, purchases and maturities of investments, whereas net cash used in investing activities for the 39 weeks ended September 29, 2002 consisted of $3.1 million of capital expenditures offset by a net $0.4 million provided by the sale, purchases and maturities of investments.

     Net cash used in financing activities was $0.8 million for the 39 weeks ended September 28, 2003 compared to net cash provided of $0.4 million for the 39 weeks ended September 29, 2002. Financing activities in both periods consisted of proceeds from the exercise of common stock options, net of tax. In addition on June 27, 2003, we repaid the $1.0 million outstanding borrowings under the line of credit, and in August 2003, we terminated the line of credit agreement. The line of credit collateralized a $1.0 million standby letter of credit related to the Company’s workers’ compensation insurance policy. In August 2003, the collateralization was changed to the $2.2 million on deposit with the associated bank. Subsequently, a new letter of credit has been established for $2.0 million.

     Our funds are principally used for the development and opening of new units. We incurred $4.8 million in capital expenditures during the 39 weeks ended September 28, 2003, of which $2.4 million was for new and future stores, $1.9 million for existing locations and $0.5 million for corporate and information technology expenditures.

     We currently expect capital expenditures in the fourth quarter of 2003 to be approximately $4.0 million, of which approximately $2.4 million is forecasted for the opening of new restaurants, $1.1 million for remodels and maintenance capital expenditures for stores opened in 2002 and before and $0.5 million for corporate, information technology and other. We have opened or purchased five units through the end of the third quarter and currently plan to open approximately five to seven units in the fourth quarter of 2003. We currently expect that future locations will generally cost between $450,000 and $500,000 per unit, net of landlord allowances and excluding pre-opening expenses. Some units may exceed this range due to the area in which they are built and the specific requirements of the project. Pre-opening expenses are expected to average between $30,000 and $40,000 per restaurant.

     We believe that anticipated cash flow from operations and our cash and investments balance of $10.0 million as of September 28, 2003 will be sufficient to satisfy our working capital and capital expenditure requirements for at least the next 12 months. Changes in our operating plans, changes in our expansion plans, lower than anticipated sales, increased expenses, potential acquisitions or other events may cause us to seek financing sooner than anticipated. Financing may not be available on acceptable terms, or at all. Failure to obtain financing as needed could have a material adverse effect on our business and results of operations.

     RISK FACTORS

     Any investment in our common stock involves a high degree of risk. You should consider carefully the following information about these risks, together with the other information contained in this quarterly report, before you decide to buy or sell our common stock. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our operations. If any of the following risks actually occur, our business would likely suffer and our results could differ materially from those expressed in any forward-looking statements contained in this quarterly report including those contained in the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under Item 2. In such case, the trading price of our common stock could decline, and you may lose all or part of the money you paid to buy our common stock.

OUR EXPECTED REVENUES, COMPARABLE STORE SALES AND OVERALL EARNINGS PER SHARE MAY NOT BE ATTAINED DUE TO FACTORS REGARDING OUR BRAND AWARENESS OR MARKETING STRATEGY AND/OR OUR ABILITY TO MANAGE ONGOING AND UNANTICIPATED COSTS.

     Our expected sales levels and earnings rely heavily on the acceptability and quality of the products we serve. If any variances are experienced with respect to the recognition of our brand, the acceptance of our promotions, the impact of our advertising campaigns or the ability to manage our ongoing operations, including the ability to absorb unexpected costs, we could fall short of our revenue and earnings expectations. Factors that could have a significant impact on earnings include:

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

     The implementation of these projects has capital costs and expenses associated with it. The increase in portion sizes, packaging, new menu items and salsa bar changes will increase the food and paper cost of our restaurants. There is a risk that if these changes do not result in increased sales, either through increased transactions or a higher average check or both, there could be a material adverse impact on our company’s earnings. Also, the capital requirements of these projects could have an adverse material impact on our cash balances and liquidity.

WE MAY NOT PREVAIL IN OUR DEFENSE OF THE CLASS ACTION CLAIMS RELATED TO CALIFORNIA EXEMPT EMPLOYEE LAWS.

     During 2001, two similar class action claims were filed against us and consolidated into one action. The consolidated action involves the issue of whether current and former employees in the general manager and assistant manager positions who worked in our California restaurants during specified time periods were misclassified as exempt and deprived of overtime pay. Although we believe these matters are without merit and we intend to vigorously defend the claims related to these matters, we are unable at present to predict the probable outcome of this matter, the amount of damages that may occur if we do not prevail or the amount of any potential settlement. This area of the law is rapidly evolving. An unfavorable outcome in these matters or a significant settlement could have a material adverse impact on our financial position and results of operations.

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

     La Salsa, Inc. is the owner of registration number 2,142,545 on the Principal Register of the USPTO for “La Salsa Fresh Mexican Grill”. This registration disclaims however, any right to “Fresh Mexican Grill”. La Salsa, Inc. is the owner of registration number 2,190,028 on the Supplemental Register of the USPTO for “Fresh Mexican Grill”. This supplemental registration disclaims any right to “Mexican Grill”. On March 1, 2001, La Salsa, Inc. filed another application with the USPTO to attempt registration of “Fresh Mexican Grill” on the Principal Register. The USPTO initially issued a final refusal to La Salsa, Inc.’s effort to register “Fresh Mexican Grill” on the Principal Register, finding that the mark was generic and descriptive. La Salsa, Inc. sought reconsideration of that refusal and amended its application to disclaim “Mexican Grill.” The USPTO reconsidered its refusal and without written opinion has indicated the mark will be approved for publication. The opposition period opened on April 8, 2003 and we filed a timely opposition. Because of the descriptive nature of “Fresh Mexican Grill”, we believe that opposition to the mark will be successful.

     La Salsa, Inc. to date has not filed a lawsuit against us. We intend to vigorously defend our right to use the term “Fresh Mexican Grill” and believe we will be successful in doing so. We are presently engaged with La Salsa in settlement discussions to resolve the dispute in a manner which preserves our right to continue to utilize “Fresh Mexican Grill”.

WE HAVE CREATED RESERVES RELATED TO THE CLOSURE OF SOME SELECTED STORES. IF THE AMOUNT OF THESE RESERVES ARE INADEQUATE, WE COULD EXPERIENCE AN ADVERSE EFFECT TO OUR EARNINGS IN THE FUTURE.

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

WE OFFER A FRANCHISE PROGRAM. WE MAY BE UNSUCCESSFUL IN FULLY EXECUTING THIS PROGRAM.

     We started a franchise program by entering into agreements with three franchisee groups between 2001 and 2002. In April 2003, our relationship with one of the franchisee groups was terminated when they defaulted on their franchise agreement and closed their franchised location. In May 2003, the Company re-opened this closed restaurant as a Company-owned restaurant. As of November 1, 2003, we have two franchise agreements representing five franchised restaurants. Restaurant companies typically rely on franchise revenues as a significant source of revenues and potential for growth. Our inability to successfully execute our franchising program could adversely affect our business and results of operations. The opening and success of franchised restaurants is dependent on a number of factors, including availability of suitable sites, negotiations of acceptable lease or purchase terms for new locations, permitting and government regulatory compliance and the ability to meet construction schedules. The franchisees may not have all of the business abilities or access to financial resources necessary to open our restaurants or to successfully develop or operate our restaurants in their franchise areas in a manner consistent with our standards.

WE MAY BE UNABLE TO FUND OUR SUBSTANTIAL WORKING CAPITAL REQUIREMENTS AND MAY NEED FUNDING SOONER THAN WE ANTICIPATE.

     We believe that our current cash position together with anticipated cash flow from operations will be sufficient to satisfy our working capital requirements for at least the next 12 months. We may need to seek financing sooner than we anticipate as a result of the following factors:

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

     Financing may not be available on acceptable terms, or at all. If we fail to obtain financing as needed, our business and results of operations would likely suffer.

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

IF WE ARE NOT ABLE TO SUCCESSFULLY PURSUE OUR EXPANSION STRATEGY, OUR BUSINESS AND RESULTS OF OPERATIONS MAY BE ADVERSELY IMPACTED.

     We currently plan to open approximately eight to ten Company-owned restaurants in 2003, three of which have been opened as of September 28, 2003. None of the planned 2003 openings are outside California. Also, in May 2003, we re-opened a closed franchise location in Portland as a Company-owned restaurant and in September 2003, we purchased a franchise location in Bakersfield, California from the franchise operator and converted it to a Company-owned restaurant. Our ability to successfully achieve our expansion strategy will depend on a variety of factors, many of which are beyond our control.

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

     Additionally, the State of California has increased benefits provided to employees covered under workers’ compensation insurance. Federal and state laws may also require us to provide paid and unpaid leave to our employees, which could result in significant additional expense to us. In accordance with California Senate Bill 2, effective January 2006 all large employers in California, including the Company, will be required to participate in a State Health Purchasing Program administered by the Managed Risk Medical Insurance Board of California. The Company will be required to provide health care coverage for all employees and their families who work at least 100 hours per month and who have been employed by the Company for at least three months. We estimate the cost of this mandatory healthcare program to the Company and to all other companies doing business in the State of California will be significant.

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

     As of September 28, 2003, all but six of our existing restaurants are located in the western region of the United States. Accordingly, we are susceptible to fluctuations in our business caused by adverse economic or other conditions in this region, including natural disasters, terrorist activities or similar events. Our significant investment in, and long-term commitment to, each of our units limits our ability to respond quickly or effectively to changes in local competitive conditions or other changes that could affect our operations. In addition, some of our competitors have many more units than we do. Consequently, adverse economic or other conditions in a region, a decline in the profitability of several existing units or the introduction of several unsuccessful new units in a geographic area, could have a more significant effect on our results of operations than would be the case for a company with a larger number of restaurants or with more geographically dispersed restaurants.

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

THE INTERESTS OF OUR CONTROLLING STOCKHOLDERS MAY CONFLICT WITH YOUR INTERESTS.

     As of September 28, 2003, the executive officers, directors and entities affiliated with them, in the aggregate, beneficially own approximately 32.4% of our outstanding common stock. These stockholders are able to influence the outcome of matters requiring approval by our stockholders, including the election of directors and approval of significant corporate transactions. This concentration of ownership may also have the effect of delaying or preventing a change in control of our Company.

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

Item 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Our market risk exposures are related to our cash, cash equivalents and investments. We invest our excess cash in highly liquid short-term investments primarily with maturities of less than one year. The portfolio consists primarily of corporate and municipal bonds. As of September 28, 2003, we had no investments that have maturities in excess of one year. These investments are not held for trading or other speculative purposes. Changes in interest rates affect the investment income we earn on our investments and, therefore, impact our cash flows and results of operations. Due to the types of investment and debt instruments we hold, a 10% change in period-end interest rates or a hypothetical 100 basis point adverse move in interest rates would not have a significant negative affect on our financial results.

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

Item 4.      CONTROLS AND PROCEDURES

          (a) Evaluation of Disclosure Controls and Procedures. The management of the Company, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the period covered by this Report, our disclosure controls and procedures are adequately designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in applicable rules and forms.

          (b) Changes in Internal Controls. The management of the Company, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated whether any change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) occurred during the period covered by this Report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that there has been no change in our internal control over financial reporting during the period covered by this Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.     LEGAL PROCEEDINGS

     As previously disclosed in our filings with the SEC, on June 28, 2001, a class action complaint was filed against the Company in Orange County, California Superior Court by a former employee, who worked in the position of general manager, a position that the Company classifies as exempt. A second similar class action complaint was filed in Orange County, California Superior Court on December 21, 2001, on behalf of another former employee who worked in the positions of general manager and assistant manager. The Company classifies both positions as exempt. The two cases have been consolidated into one action. The former employees purport to represent a class of former and current employees who are allegedly similarly situated. The case currently involves the issue of whether certain current and former employees in the general and assistant manager positions who worked in the California restaurants during a specified time period were misclassified as exempt and deprived of overtime pay. In addition to unpaid overtime, these former employees seek to recover waiting time penalties, interest, attorneys’ fees, and other types of relief on behalf of the current and former employees they purport to represent.

     The Company believes the consolidated action is without merit and intends to vigorously defend against it. The case is in the early stages of discovery, and the trial court has not ruled as to whether a class can be certified. In June 2002, the court granted a motion to disqualify the Company’s counsel, which the Company appealed. The action was stayed pending the appeal. The Court of Appeals reversed this order in June 2003, and the case was remanded back to the trial court in August 2003. The Company continues to evaluate results in similar proceedings and to consult with advisors with specialized expertise. The Company is presently unable to predict the probable outcome of this matter or the amounts of any potential damages at issue. An unfavorable outcome in this matter or a significant settlement could have a material adverse impact on the Company’s financial position and results of operations.

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

     La Salsa, Inc. to date has not filed a lawsuit against us. We intend to vigorously defend our right to use the term “Fresh Mexican Grill” and believe we will be successful in doing so. We are presently engaged with La Salsa in settlement discussions to resolve the dispute in a manner which preserves our right to continue to utilize “Fresh Mexican Grill”.

Item 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS

(a)	Not applicable

(b)	Not applicable

(c)	Not applicable

(d)	We have used all of the proceeds from our initial public offering as outlined in our initial public offering prospectus. All of the shares of common stock sold in our initial public offering were registered under the Securities Act of 1933, as amended, on a Registration Statement on Form S-1 (File No. 333-75087) that was declared effective by the SEC on May 20, 1999.

Item 3.     DEFAULTS UPON SENIOR SECURITIES

     Not applicable

Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable

Item 5.   OTHER INFORMATION

     Not applicable

Item 6.    EXHIBITS AND REPORTS ON FORM 8-K

a)	3.1	(1)	Second Amended and Restated Certificate of Incorporation (Exhibit 3.2)

	3.2	(1)	Restated Bylaws (Exhibit 3.4)

	3.3	(2)	Certificate of Amendment to Bylaws (Exhibit 3.4)

	10.1		Employment Offer Letter to John Fuller dated May 23, 2003 and Addendum to Employment Offer Letter to John Fuller dated July 2, 2003.

	31.1		Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

	31.2		Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

	32.1		Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

	32.2		Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the above noted exhibit to our registration statement on Form S-1 (333-75087) filed with the SEC on March 26, 1999, as amended.

(2)	Incorporated by reference to the above noted exhibit to our annual report on Form 10-K filed with the SEC on March 27, 2003.

b)	Reports on Form 8-K:

On July 17, 2003, the Company filed a Form 8-K under Item 5, Other Events and Required FD Disclosure, under Item 7, Financial Statements and Exhibits and under Item 9, Regulation FD Disclosure, reporting the issuance of a press release, announcing the Company’s preliminary results for the quarter ended June 29, 2003.

On August 5, 2003, the Company filed a Form 8-K under Item 7, Financial Statements and Exhibits and under Item 12, Results of Operations and Financial Condition, reporting the issuance of a press release, announcing the Company’s earnings for the quarter ended June 29, 2003.

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 10, 2003	RUBIO’S RESTAURANTS, INC.

/s/ John Fuller

John Fuller
Chief Financial Officer
(Principal Financial and Accounting Officer)