Form 10-K
period 2003-12-28
RUBIOS RESTAURANTS INC
filed 2004-03-24
CIK 1082423

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 28, 2003
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes [   ] No [ X ]

The aggregate market value of the voting stock held by non-affiliates of the registrant based upon the closing sale price of the registrant’s common stock on June 29, 2003 as reported on the Nasdaq National Market was approximately $32 million. This amount excludes 2,727,255 shares of the registrant’s common stock held by the executive officers, directors and affiliated parties. Exclusion of such shares should not be construed to indicate that any such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant or that such person is controlled by or under common control with the registrant.

As of March 15, 2004, there were 9,105,445 shares of the registrant’s common stock, par value $0.001 per share outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain exhibits filed with our prior registration statements and Forms 10-K, 8-K, S-8 and 10-Q are incorporated by reference into PART IV of this report.

RUBIO’S RESTAURANTS, INC.

FORWARD-LOOKING STATEMENTS

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

PART I.

Item 1. BUSINESS

     As of March 15, 2004, we own and operate 145 high-quality, quick-casual Mexican restaurants, four concessions, and five franchised restaurants that offer traditional Mexican cuisine including grilled chicken, steak and fresh seafood items such as burritos, tacos and quesadillas indicative of the Baja region of Mexico. We were incorporated in California in 1985 and re-incorporated in Delaware in October 1997. We have a wholly-owned subsidiary, Rubio’s Restaurants of Nevada, Inc., which was incorporated in Nevada in 1997. Our restaurants are located in California, Arizona, Nevada, Colorado, Oregon and Utah. As of March 15, 2004, we had approximately 2,900 employees.

RUBIO’S FRESH MEXICAN GRILL CONCEPT

     The Rubio’s Fresh Mexican Grill concept evolved from the original “Rubio’s, Home of the Fish Taco” concept, which our co-founder Ralph Rubio first developed following his college spring break trips to the Baja peninsula of Mexico in the mid-1970s. Ralph introduced fish tacos to America when he opened the first Rubio’s restaurant with his father, Rafael, over 21 years ago in the Mission Bay area of San Diego, California. Building on the success of our original “fish taco” concept, over the years, we expanded our menu offerings and upgraded our restaurant layout to appeal to a broader customer base, changing the name of the concept to “Rubio’s Baja Grill” in 1997 to reflect these improvements. In 2002, Rubio’s continued to evolve the concept and menu, completing the transformation from the original “fish taco” concept to a “Fresh Mexican Grill” concept featuring grilled chicken, steak and seafood items, as well as our original, world-famous Baja-style fish taco. We believe the “Rubio’s Fresh Mexican Grill” concept is well positioned in the “quick-casual” segment of the restaurant industry, between the quick-service and casual dining segments. The critical elements of our market positioning are as follows:

•	FRESHLY PREPARED HIGH QUALITY FOOD WITH BOLD, DISTINCTIVE TASTES AND FLAVORS. We differentiate ourselves from other quick-casual and fast food Mexican restaurants by offering high-quality flavorful products made-to-order using authentic regional Baja Mexican recipes. We have experienced a high degree of success to-date developing distinctive and flavorful offerings that generate strong customer loyalty and are often described as “craveable”. Our signature items include our Baja-style fish tacos, lobster burritos, Baja Grill Burritos with grilled chicken or steak, and our new authentic Street Tacos. Rubio’s also has a number of burritos, tacos, quesadillas and enchiladas prepared in a variety of ways featuring grilled, marinated chicken, steak, pork, shrimp and mahi mahi. In addition, we also serve salads and a Grilled Grande Bowl. Our menu also includes HealthMex™ offerings which are lower in fat and calories or carbohydrates, and “Kid Pesky” meals designed for children. Our salsas, guacamole and chips are prepared fresh daily in our restaurants. Guests can further enhance their meal at the complimentary salsa bar, featuring a wide variety of freshly prepared salsas. Our menu is served at both lunch and dinner.

•	CASUAL, FUN DINING EXPERIENCE. We strive to promote an enjoyable overall guest experience by creating a fun and relaxed setting in each of our restaurants. Unlike the generic decor of a typical quick casual or fast food restaurant, our restaurants are designed to create an authentic personality capturing the relaxed, atmosphere of the Baja region of Mexico. Our design elements include colorful Mexican tiles, saltwater aquariums with tropical fish, Baja beach photos and tropical prints, surfboards on the walls and authentic palm-thatched patio umbrellas, or palapas, in most locations. As such, our concept has broad appeal to a wide range of guests.

•	EXCELLENT DINING VALUE. Our restaurants offer guests high-quality food typically associated with sit-down, casual dining restaurants at prices generally lower than those found there. In addition to favorable prices, we offer the convenience and rapid delivery of a traditional quick-casual or quick-service format. We provide guests a clean and comfortable environment in which to enjoy their meal on site. We also offer guests the convenience of take-out service for both individual meals and large party orders. We believe the strong value we deliver to our guests is critical to building strong repeat business and guest loyalty.

OUR BUSINESS STRATEGIES

     Our business objective is to become the leading high-quality, quick-casual Mexican restaurant brand. In order to achieve our business objective, we have developed the following strategies:

•	CREATE A DISTINCTIVE CONCEPT AND BRAND. Our restaurants provide guests with a distinctive dining experience, which we believe helps promote frequent visiting patterns and strong guest loyalty. We continue to focus on several key initiatives designed to enhance the performance of our existing restaurants and strengthen our brand identity. These initiatives include developing unique, distinctive and proprietary menu offerings with bold, intense flavors such as our world-famous Baja-style fish taco, the lobster burrito and the “Grilled Grande Bowl,” a flavorful combination of chargrilled steak or chicken served over rice and beans with fresh tomatoes, onions and cilantro. We focus on promoting the awareness of our brand through regional and local media campaigns.

•	ACHIEVE ATTRACTIVE RESTAURANT-LEVEL ECONOMICS. We believe that we have been able to achieve attractive operating results in our core markets due to the appeal of our concept, careful site selection and cost-effective development, consistent application of our management and training programs and a focus on continuous improvement of our economic model. We utilize centralized information and accounting systems, which allow our management to monitor and control labor, food and other direct operating expenses and provide them with timely access to financial and operating data. We believe we achieve a lower-than-average product cost compared to our competitors, due to the popularity of our highly valued seafood items versus higher cost items such as chicken and steak. As we continue to expand and optimize our menu and our product mix shifts away from primarily seafood, we will continue to focus on creating high crave, high margin items. We also believe that our culture and emphasis on training leads to lower employee turnover ratio, and therefore higher productivity, compared to industry averages.

•	FOCUS ON BUILDING SALES AT EXISTING RESTAURANTS. We have conducted marketing research to understand our markets, guests and competition in order to continually refine our product offerings and marketing tactics. Due to our expansion that began in 1999, Rubio’s is one of the few Mexican concepts that has reached a critical mass large enough to ensure consistent marketing. Rubio’s is one of the few Mexican concepts in the quick casual category that has been consistently advertising using regional electronic media. In 2004, Rubio’s electronic media execution will now support the majority of its locations. As has been the case for sometime, we will continue to drive periodic promotions and features to increase traffic in our existing restaurants.

•	ENSURE A HIGH-QUALITY GUEST EXPERIENCE. We strive to provide a consistent, high-quality guest experience in order to generate frequent visiting patterns and brand loyalty. To achieve this goal, we focus on creating a fun, team-like culture for our restaurant employees, which we believe fosters a friendly and inviting atmosphere for our guests. Through extensive training, experienced restaurant-level management and rigorous operational controls, we seek to ensure prompt, friendly and efficient service to our guests. Our commitment to making each guest’s experience a consistently positive one is evidenced by Rubio’s list of “House Rules”, which is prominently displayed in each restaurant and defines the high level of quality and service our guests can expect from us. In addition, we utilize a “mystery shopping” service to continually monitor our progress in delivering a great guest experience. We also purchase external research that indicates our guest experience is continuing to improve versus our competitors, and on many attributes, guest perception of Rubio’s exceeds those of the competition.

•	EXECUTE DISCIPLINED REGIONAL EXPANSION STRATEGY. We believe that our restaurant concept has significant opportunities for expansion and that a growth strategy balancing company-owned unit growth with franchise unit growth will allow us to grow the brand in a high quality manner. Our current expansion plan calls for us to open five to eight company-owned restaurants in fiscal 2004. Through our site selection process and criteria developed by our real estate committee, we principally target high-traffic, high-visibility end-cap locations in urban and suburban markets with medium to high family income levels.

UNIT ECONOMICS

     In 2003, the 134 units open the entire year generated on a per unit basis average sales of $908,000, average operating income of $83,000, or 9.2% of sales, and average cash flow of $119,000, or 13.1% of sales. Comparable restaurant sales increased 1.8% in 2003 following an increase of 1.6% in 2002 and a decrease of 0.3% in 2001.

     We currently have 116 units open in California. For fiscal 2003, 108 of these units have over 15 months of operating results. During 2003, the 108 units open in California for more than 15 months generated average sales of $947,000, average operating income of $96,000, or 10.2% of sales, and average cash flow of $133,000, or 14.1% of sales.

     We currently have 27 units open outside of California. For the year ended December 28, 2003, 26 of these units have over 15 months of operating results. In 2003, the 26 units open outside of California for more than 15 months generated average sales of $748,000, average operating income of $29,000, or 3.9% of sales, and average cash flow of $58,000 or 7.8% of sales. Based on a plan approved in 2001, we closed one under performing unit during 2003, located outside of California.

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

     Historically, our restaurant size has ranged from 1,800 to 3,300 square feet, excluding our smaller, food court locations. We expect the size of our future sites to range from 2,300 to 2,800 square feet. We intend to continue to develop restaurants that will require, on average, a total cash investment of approximately $475,000 to $525,000, excluding estimated pre-opening expenses between $20,000 to $30,000 per unit.

EXISTING AND PROPOSED LOCATIONS

     The following table sets forth information about our existing and proposed units. As of March 15, 2004, we own and operate 65 restaurants in greater Los Angeles, which includes Los Angeles, Orange, San Bernardino, Ventura, Kern and Riverside counties, 40 restaurants in San Diego county, 21 restaurants in Phoenix/Tucson, Arizona, three restaurants in Denver, Colorado, seven in the San Francisco, California area, six in the Sacramento, California area, one restaurant in the Portland, Oregon area and two restaurants in Salt Lake City, Utah. In addition, we franchised our concept to other restaurant operators, one in Fresno, California, and four in Las Vegas, Nevada. We also license our concept to other restaurant operators for four non-traditional locations in the San Diego area of California at Qualcomm Stadium, Petco Park Stadium, the San Diego International Airport food court and the Del Mar Thoroughbred Club. As of March 15, 2004, we have opened two new company-owned units in 2004 located in greater Los Angeles. We anticipate opening an additional three to six new company restaurants, which includes replacing two existing company restaurants during 2004, bringing the total company restaurant openings to five to eight for 2004. Two of the units we plan to open in 2004 are currently under construction. We have signed leases for two additional units and for the two replacement units scheduled to open in 2004 and have one signed lease for 2005 openings. The majority of our units are in high-traffic retail centers and are not stand-alone units.

		Under	Signed
	Opened	Construction	Leases
Company-Owned Locations
Los Angeles Area	65	—	1
San Diego Area	40	1	3
Phoenix/Tucson Area	21	—	—
Denver Area	3	—	—
San Francisco Area	7	1	1
Sacramento Area	6	—	—
Portland Area	1	—	—

		Under	Signed
	Opened	Construction	Leases
Salt Lake City Area	2	—	—

Total Company-Owned Locations	145	2	5

Franchise Locations
Fresno	1	—	—
Las Vegas	4	—	—

Total Franchised Locations	5	—	—

EXPANSION AND SITE SELECTION

     We currently plan to open five to eight company-owned units during 2004, two of which have opened as of March 15, 2004 Four leases for units to be opened in 2004 have been signed. We opened our first unit outside of California in Phoenix, Arizona in April 1997. We currently operate a total of 27 units outside of California, including 21 in Arizona, three in Colorado, one in Oregon, and two in Utah.

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

     We believe that the quality of our site selection criteria is critical to our continuing success. Therefore, our senior management team is actively involved in the selection of new sites and markets, personally visiting all new markets and visiting most sites or conducting a video site tour prior to granting final approval. Each new market and site must be approved by our Real Estate Site Approval Committee, which consists of members of senior management. This process allows us to analyze each potential location, taking into account its effect on all aspects of our business.

     In connection with our strategy to expand into selected markets, we initiated a franchising program in late 2000. This franchising strategy requires us to devote management and financial resources to build the operational infrastructure needed to support the franchise of our restaurants. Our franchising program involves minimal initial cash investment, compared to initial cash investments, on average, of approximately $475,000 to $525,000, excluding pre-opening expenses for unit expansion strategies where company-owned units are developed and leased. As of March 15, 2004, we have two signed franchisee agreements. One agreement represents a commitment to open 6 units, one of which is currently open. The second agreement involved our sale of four company-owned restaurants to a franchisee. This second agreement does not include a commitment to open any new units.

MENU

     Our menu features made-to-order burritos, soft-shell tacos and quesadillas made with marinated, chargrilled chicken breast and lean steak, as well as seafood indicative of the Baja region of Mexico, such as chargrilled mahi mahi, sautéed shrimp and our signature Baja-style fish taco. Side items including our chips, beans and rice are all made fresh daily in our restaurants. Other ingredients, such as our fresh, handmade guacamole, shredded natural cheeses and our zesty chipotle sauce, also contribute to our quality image and distinctive flavor profiles. We also offer a self-serve salsa bar where guests can choose from four different salsas made fresh every day at each restaurant. Our prices range from $1.89 for a Baja-style fish taco to $6.99 for a lobster combo, which includes a lobster burrito, fish taco, chips and beans. Most units also offer a selection of imported Mexican and domestic beers, as well as margaritas served either blended or on the rocks.

     To provide added variety, from time to time we introduce limited time offerings such as our grilled fajitas, crispy shrimp taco and grilled chicken enchiladas. Some of these items have been permanently added to the menu, such as the lobster burrito.

     All of our units include a HealthMex section on their menu and Kid Pesky meals designed for children. Our HealthMex items are designed to have less than 20% of their calories from fat or are lower in carbohydrates, and include a chargrilled mahi mahi taco or a chargrilled chicken burrito served in a whole wheat tortilla.

     The Kid Pesky meals consist of a choice of chicken taquitos, fish taco, quesadilla or a bean burrito, along with a side dish, drink, churro dessert and toy surprise.

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

MARKETING

     We use radio broadcast advertising as a marketing tool to increase our brand awareness, attract new guests and build guest loyalty to drive frequency. Our advertising is designed to portray ourselves as a high-quality, quick-casual Mexican food restaurant and to promote special offers or introduce flavorful new products to increase sales and transactions. Examples of these offers include limited-time-only product introductions, such as our grilled chicken and steak fajitas, as well as occasional price promotions, such as our annual “Great Catch” 99-cent fish taco special. Media used for these promotions include radio, coupons and in-restaurant merchandising materials. We believe word-of-mouth advertising is also a key component in attracting new guests.

     As part of our expansion strategy, we select target markets which we believe will support multiple units and the efficient use of broadcast advertising. We often utilize local public relations initiatives to help establish brand awareness for new restaurants as we build toward media efficiency. In 2003 we spent approximately $5.3 million on marketing. We expect our marketing expenditures to increase as we add new restaurants and focus on building awareness to drive new guests in and increase our frequency of existing guest visits to drive sales.

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

     We currently employ 14 district managers, each of whom reports to either a regional director or the Chief Operating Officer. These district managers direct unit management in all phases of restaurant operations, as well as assist in opening new units. We grant district managers and regional directors options to purchase shares of our common stock when hired or promoted.

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

MANAGEMENT INFORMATION SYSTEMS

     All of our restaurants use computerized point-of-sale systems, which are designed to improve operating efficiency, provide corporate management timely access to financial and marketing data, and reduce restaurant and corporate administrative time and expense. These systems record each order and print the food requests in the kitchen for the cooks to prepare. The data captured for use by operations and corporate management includes gross and net sales amounts, cash and credit card receipts and quantities of each menu item sold. Sales and receipt information is transmitted to the corporate office daily, where it is reviewed and reconciled by the accounting department before being recorded in the accounting system. The daily sales information is polled nightly to the corporate office and distributed to management via an intranet web page each morning. A Windows-based back office system is used in all operating units to manage food cost, labor cost, and sales reporting. We recently rolled out an upgraded labor scheduling program system-wide to more aggressively manage labor throughout all operating units. On a weekly basis, a report of actual food cost compared to ideal food cost is also generated.

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

TRADEMARKS AND SERVICE MARKS

     We have maintained registrations for a total of two trademarks and 9 service marks including, but not limited to, “Rubio’s,” “Rubio’s Baja Grill, Home of the Fish Taco,” “Home of the Fish Taco,” “HealthMex,” “Fish (Pesky)Caricature,” “Baja Grill,” “Best of Baja,” and “True Baja” with the United States Patents and Trademark Office. In addition, we have filed applications for “Rubio’s Fresh Mexican Grill”, “Rubio’s Baja Gourmet Burritos”, “Rubio’s Crispy Shrimp”, “Rubio’s Street Tacos”, Rubio’s Lettuce Tacos and “Cerveza Time”. We believe that the trademarks, service marks and other proprietary rights have significant value and are important to the marketing of our restaurant concept.

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

INTERNET ADDRESS

     Our Internet address is www.rubios.com. Periodic and current SEC reports are available, free of charge, through links displayed on our web site.

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

OUR CURRENT PROJECTS TO IMPROVE OUR BRAND COULD HAVE A MATERIAL ADVERSE IMPACT ON THE COMPANY.

     We are working on a number of projects designed to improve the strength of our brand and increase sales. These projects include our expanding prototype restaurant design, a potential restaurant remodel or continuing re-image program for existing restaurants, signage changes, and new menu items.

     The implementation of these projects has capital costs and expenses associated with it. Last year’s increase in portion sizes, packaging, new menu items and salsa bar changes increased the food and paper cost of our restaurants. There is a risk that if these changes do not result in further increased sales, either through increased transactions or higher average check or both, there could be a material adverse impact on our company’s earnings. Also, the capital requirements of these projects could have an adverse material impact on our cash balances and long-term liquidity.

WE MAY NOT PREVAIL IN OUR DEFENSE OF THE CLASS ACTION CLAIMS RELATED TO CALIFORNIA EXEMPT EMPLOYEE LAWS.

     During 2001, two similar class action claims were filed against us and consolidated into one action. The consolidated action involves the issue of whether current and former employees in the general manager and assistant manager positions who worked in our California restaurants during specified time periods were misclassified as exempt and deprived of overtime pay. Although we believe these matters are without merit and we intend to vigorously defend the claims related to these matters, we are unable at present to predict the probable outcome of this matter, the amount of damages that may occur if we do not prevail or the amount of any potential settlement. This area of the law is rapidly evolving. An unfavorable outcome in these matters or a significant settlement may have a material adverse impact on our financial position and results of operations.

OUR FAILURE OR INABILITY TO ENFORCE OUR CURRENT AND FUTURE TRADEMARKS AND TRADE NAMES COULD ADVERSELY AFFECT OUR EFFORTS TO ESTABLISH BRAND EQUITY.

     Our ability to successfully expand our concept will depend on our ability to establish and maintain “brand equity” through the use of our current and future trademarks, service marks, trade dress and other proprietary intellectual property, including our name and logos. We currently hold two trademarks and have 9 service marks relating to our brand and we have filed applications for two additional marks. Some or all of the rights in our intellectual property may not be enforceable, even if registered against any prior users of similar intellectual property or our competitors who seek to utilize similar intellectual property in areas where we operate or intend to conduct operations. If we fail to enforce any of our intellectual property rights, we may be unable to capitalize on our efforts to establish brand equity. It is also possible that we will encounter claims from prior users of similar intellectual property in areas where we operate or intend to conduct operations.

     On October 2, 2002, La Salsa, Inc. requested that we immediately stop all use of the phrase “FRESH MEXICAN GRILL”, which La Salsa, Inc. contends is its service mark. We have notified La Salsa, Inc that we believe they have no current enforceable right against us to the phrase “Fresh Mexican Grill” under U.S. trademark law. La Salsa, Inc. has requested that the Company license from La Salsa, Inc. the “Fresh Mexican Grill” service mark in order to avoid litigation.

     La Salsa, Inc. is the owner of a service mark for “La Salsa Fresh Mexican Grill,” but disclaims any right to “Fresh Mexican Grill”. La Salsa, Inc. is the owner of registration number 2,190,028 on the Supplemental Register of the USPTO for “Fresh Mexican Grill”. This supplemental registration disclaims any right to “Mexican Grill”. The U.S. Patent and Trademark Office has approved for publication the application of La Salsa, Inc. for the mark “Fresh Mexican Grill.” The opposition period opened on April 8, 2003, and we filed a timely opposition. Because of the descriptive nature of “Fresh Mexican Grill”, we believe that opposition to the mark will be successful.

     La Salsa, Inc. to date has not filed a lawsuit against us. We intend to vigorously defend our right to use the term “Fresh Mexican Grill” and believe we will be successful in doing so. We are presently engaged with La Salsa, Inc. in settlement discussions to resolve the dispute in a manner which preserves our right to continue to utilize “Fresh Mexican Grill”.

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

WE OFFER A FRANCHISE PROGRAM. WE MAY BE UNSUCCESSFUL IN FULLY EXECUTING THIS PROGRAM.

     We started a franchise program by entering into agreements with three franchisee groups between 2001 and 2002. In April 2003, our relationship with one of the franchisee groups was terminated when they defaulted on their franchise agreement and closed their franchised location. In May 2003, we re-opened this closed restaurant as a Company-owned restaurant. In September 2003, we agreed to acquire a franchisee’s location, with the stipulation that this franchisee would build a new location in a separate area. As of March 15, 2004, this new location has not been completed. As of March 15, 2004, we have two franchise agreements representing five franchised restaurants. Restaurant companies typically rely on franchise revenues as a significant source of revenues and potential for growth. Our inability to successfully execute our franchising program could adversely affect our business and results of operations. The opening and success of franchised restaurants is dependent on a number of factors, including availability of suitable sites, negotiations of acceptable lease or purchase terms for new locations, permitting and government regulatory compliance and the ability to meet construction schedules. The franchisees may not have all of the business abilities or access to financial resources necessary to open our restaurants or to successfully develop or operate our restaurants in their franchise areas in a manner consistent with our standards.

IF WE ARE NOT ABLE TO SUCCESSFULLY PURSUE OUR EXPANSION STRATEGY, OUR BUSINESS AND RESULTS OF OPERATIONS MAY BE ADVERSELY IMPACTED.

     We currently plan to open approximately five to eight Company-owned restaurants in 2004, two of which have been opened as of March 15, 2004. None of the planned 2004 openings are outside California. Our ability to successfully achieve our expansion strategy will depend on a variety of factors, many of which are beyond our control.

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

GOVERNMENT REGULATION CHANGES MAY IMPACT OUR BUSINESS

     Our restaurants are subject to licensing and regulation by state and local health, sanitation, safety, fire and other authorities, including licensing and regulation requirements for the sale of food and alcoholic beverages. A substantial number of our employees are subject to various minimum wage requirements. Many of our employees work in restaurants located in California and receive salaries equal to or slightly greater than the California minimum wage. The State of California hourly minimum wage is $6.75. Any increase in the hourly minimum wage in California or other states or jurisdictions where we do business may increase the cost of labor and reduce our profitability.

     Additionally, the State of California has increased benefits provided to employees covered under workers’ compensation insurance. Federal and state laws may also require us to provide paid and unpaid leave to our employees, which could result in significant additional expense to us. In accordance with California Senate Bill 2, effective January 2006 all large employers in California, including us, will be required to participate in a State Health Purchasing Program administered by the Managed Risk Medical Insurance Board of California. We will be required to provide health care coverage for all employees and their families who work at least 100 hours per month, and who have been employed by us for at least three months. We estimate the cost of this mandatory healthcare program for us and for all other companies doing business in the State of California will be significant.

IF WE ARE NOT ABLE TO ANTICIPATE AND REACT TO INCREASES IN OUR FOOD AND LABOR COSTS, OUR PROFITABILITY COULD BE ADVERSELY AFFECTED.

     Our restaurant operating costs principally consist of food and labor costs. Our profitability is dependent on our ability to anticipate and react to changes in food and labor costs. Various factors beyond our control, including adverse weather conditions and governmental regulation, may affect our food costs. We may be unable to anticipate and react to changing food costs, whether through our purchasing practices, menu composition or menu price adjustments in the future. In the event that food price increases cause us to increase our menu prices, we face the risk that our guests will choose to patronize lower-priced restaurants. Failure to react to changing food costs or to retain guests if we are forced to raise menu prices could have a material adverse effect on our business and results of operations.

OUR RESTAURANTS ARE CONCENTRATED IN THE WESTERN REGION OF THE UNITED STATES, AND THEREFORE, OUR BUSINESS IS SUBJECT TO FLUCTUATIONS IF ADVERSE CONDITIONS OCCUR IN THAT REGION.

     As of March 15, 2004, all but six of our existing restaurants are located in the western region of the United States. Accordingly, we are susceptible to fluctuations in our business caused by adverse economic or other conditions in this region, including natural disasters, terrorist activities or similar events. Our significant investment in, and long-term commitment to, each of our units limits our ability to respond quickly or effectively to changes in local competitive conditions or other changes that could affect our operations. In addition, some of our competitors have many more units than we do. Consequently, adverse economic or other conditions in a region, a decline in the profitability of several existing units or the introduction of several unsuccessful new units in a geographic area, could have a more significant effect on our results of operations than would be the case for a company with a larger number of restaurants or with more geographically dispersed restaurants.

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

THE INTERESTS OF OUR CONTROLLING STOCKHOLDERS MAY CONFLICT WITH YOUR INTERESTS.

     As of March 15, 2004, the executive officers, directors and entities affiliated with them, in the aggregate, beneficially own approximately 34.1% of our outstanding common stock. These stockholders are able to influence the outcome of matters requiring approval by our stockholders, including the election of directors and approval of significant corporate transactions. This concentration of ownership may also have the effect of delaying or preventing a change in control of our Company.

MANAGEMENT

OUR EXECUTIVE OFFICERS

     As of March 15, 2004 our executive officers are as follows:

NAME	AGE	POSITION WITH THE COMPANY
Ralph Rubio	49	Chief Executive Officer and Director
Sheri Miksa	46	President and Chief Operating Officer
John Fuller	41	Chief Financial Officer
Tim Hackbardt	40	Vice President of Marketing

     RALPH RUBIO, the Company’s co-founder, has been Chairman and Chief Executive Officer of Rubio’s Restaurants, Inc since 1983. Mr. Rubio has overseen the growth of Rubio’s and has been instrumental in creating a leading quick-casual Mexican concept. Prior to founding Rubio’s, Mr. Rubio was employed in restaurant management and in various other positions at the Old Spaghetti Factory, Hungry Hunter and Harbor House restaurant chains. Mr. Rubio holds a Bachelor’s degree in Liberal Studies from San Diego State University and has more than 28 years of experience in the restaurant industry.

     SHERI MIKSA was named President and Chief Operating Officer in September 2002. Prior to joining Rubio’s, Ms. Miksa served as Chief Operating Officer of Seattle Coffee Company, a subsidiary of AFC Enterprises, Inc., parent company of Seattle’s Best Coffee®, LLC, and Torrefazione Italia Coffee®, LLC, based in Seattle. Prior to that, she served as Vice President, Operations, for LSG Sky Chefs, a leader in airline catering services. She spent over six years in key operational leadership roles at Taco Bell Corp., a subsidiary of YUM! Brands, Inc. Ultimately, as Senior Director, Operations, she had accountability for a region of over 210 restaurants and approximately 7,000 employees. Prior to that, Ms. Miksa was employed in management and marketing positions at Sceptre Hospitality Resources, Inc., Frito-Lay, Inc., General Foods Corporation and ARCO (as General Manager for a 2000 bed hotel in Prudhoe Bay, Alaska). Ms. Miksa has an MBA from the Stanford Graduate School of Business, a BA in psychology from the University of Alaska, and has nearly 25 years in the food service/restaurant and hospitality industries.

     JOHN FULLER was named Chief Financial Officer in June 2003. Prior to joining Rubio’s, Mr. Fuller served as Corporate Controller of Del Taco from March 2002 until June 2003. Prior to that, Mr. Fuller served as Senior Vice President/CFO for Edwards Theaters from October 1998 until October 2001. Prior to that, Mr. Fuller served as Vice President/Controller of publicly-traded CKE Restaurants, Inc (NYSE-CKR) from September 1994 until October 1998. Mr. Fuller is a certified public accountant and spent nine years with KPMG in their Orange County audit department. He received his bachelor of arts degree in economics from the University of California, Los Angeles.

     TIM HACKBARDT was named Vice President of Marketing in November 2003. Prior to joining Rubio’s, Mr. Hackbardt served as Vice President of Marketing of Del Taco for four years. Prior to that, Mr. Hackbardt served as Vice President of Marketing of Taco Time International, Inc. for four years. Mr. Hackbardt has over 13 years in restaurant marketing in addition to a background in broadcast sales, marketing and production. He received his bachelor of applied arts degree in broadcast and cinematic arts from Central Michigan University.

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

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted to a vote of our stockholders during the quarter ended December 28, 2003.

PART II

Item 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Our common stock is listed on the Nasdaq National Market under the symbol RUBO. Our common stock began trading on May 21, 1999. The last reported closing sales price of our common stock by Nasdaq on March 15, 2004 was $6.25.

     The following table sets forth, for the periods indicated, the high and low closing sales prices for our common stock for each quarter of our two most recent fiscal years, as regularly reported on the Nasdaq National Market. Such quotations represent inter-dealer prices without retail markup, markdown or commission and may not necessarily represent actual transactions.

	High	Low
First Quarter 2002	$6.10	$3.26
Second Quarter 2002	$9.60	$5.50
Third Quarter 2002	$8.95	$5.45
Fourth Quarter 2002	$6.98	$4.50
First Quarter 2003	$6.29	$4.51
Second Quarter 2003	$5.35	$4.50
Third Quarter 2003	$5.68	$4.79
Fourth Quarter 2003	$6.27	$4.93

     Since our initial public offering in May 1999, we have not declared or paid any cash dividends on our common stock. We currently intend to retain all earnings for the operation and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future. As of March 15, 2004, there were approximately 6,622 beneficial holders of our common stock, including 388 holders of record.

Item 6. SELECTED FINANCIAL DATA

     Our fiscal year is 52 or 53 weeks, ending the last Sunday in December. Fiscal years 2003, 2002, 2001 and fiscal year 1999 include 52 weeks. Fiscal year 2000 includes 53 weeks.

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

	Fiscal Years
	2003	2002	2001	2000	1999
CONSOLIDATED STATEMENTS OF OPERATIONS DATA:
Restaurant sales	$124,786	$119,310	$112,728	$95,583	$67,745
Franchise and licensing revenue	204	253	211	150	109

Total revenue	124,990	119,563	112,939	95,733	67,854
Costs and expenses:
Cost of sales	36,052	32,580	31,368	28,348	19,976
Restaurant labor, occupancy and other	73,325	67,553	64,682	50,886	34,197
General and administrative expenses	10,315	9,625	10,316	10,281	7,755
Depreciation and amortization	5,632	5,184	5,124	4,296	2,993
Pre-opening expenses	289	155	412	758	662
Asset impairment and store closure expense (reversal)	2,265	(815)	11,429	2,237	—
Loss on disposal/sale of property	230	250	102	27	4

Operating income (loss)	(3,118)	5,031	(10,494)	(1,100)	2,267
Other (expense) income, net	(6)	(14)	170	708	501

Income (loss) before income taxes	(3,124)	5,017	(10,324)	(392)	2,768
Income tax (expense) benefit	1,223	(1,998)	3,867	161	(1,117)

Net income (loss)	$(1,901)	$3,019	$(6,457)	$(231)	$1,651

Net income attributable to common stockholders					$1,513
Net income (loss) per share
Basic	$(0.21)	$0.33	$(0.72)	$(0.03)	$0.26
Diluted	(0.21)	0.33	(0.72)	(0.03)	0.20
Shares used in calculating net income (loss) per share
Basic	9,093	9,017	8,920	8,883	5,741
Diluted	9,093	9,137	8,920	8,883	8,094
SELECTED OPERATING DATA:
Percentage change in comparable store sales (1)	1.8%	1.6%	(0.3%)	0.6%	6.0%
Percentage change in number of transactions (2)	(3.1%)	(0.2%)	(4.4%)	(1.8%)	4.5%
Percentage change in price per transaction (3)	5.1%	1.8%	4.3%	2.4%	1.5%

	Fiscal
	2003	2002	2001	2000	1999
CONSOLIDATED BALANCE SHEET DATA:
Cash and cash equivalents	$6,483	$8,578	$4,710	$1,311	$3,459
Total assets	52,614	51,155	50,649	52,267	50,038
Long-term debt, including current portion	—	1,000	1,000	—	—
Total stockholders’ equity	38,715	40,360	36,624	42,956	43,122

(1)	Comparable restaurant sales are computed on a monthly basis, and then aggregated to determine comparable restaurant sales on a quarterly or annual basis. A restaurant is included in this computation after it has been open for 15 full calendar months. As a result, a restaurant may be included in this computation for only a portion of a given quarter or year.

(2)	Number of transactions are compiled by the Company’s point of sales system whenever a total amount is rung up on a cash register.

(3)	Price per transaction is derived from the Company’s net sales, which reflects discounts and coupons.

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

OVERVIEW

     We opened our first restaurant under the name “Rubio’s, Home of the Fish Taco” in 1983, and have grown to 150 restaurants. We position our restaurants in the high-quality, quick-casual Mexican food segment of the restaurant industry. Our business strategy is to become the leading brand in this industry segment.

     We had a loss for fiscal year 2003, but were profitable in the second half of the year. This profitable second half was due to our success in improving the performance of our existing restaurants. We accomplished this improvement through a variety of initiatives. We worked diligently to control labor and food costs, instituting safety programs to reduce workers’ compensation costs, which was the primary reason for our increase in labor costs in the first half of 2003. We have focused on reducing our food and paper costs by working with our suppliers to get the best prices available in the market.

     Additionally, our focus has been on continuous improvement in our existing stores’ economic model. This includes driving top line sales to increase our average unit values, and driving cost management to improve margins overall. The goal of our evolving menu is to maintain our heritage of offering inexpensive, distinctive fish and seafood items while expanding our offerings of more expensive chicken, pork, and beef items. We believe this new mix of items will increase our unit profitability. We also believe that the greater emphasis on chicken, beef and pork items will be better received in new geographic markets outside of Southern California, once we renew our expansion efforts outside of California in 2005.

     We continue to position our company to expand into new markets. Currently, we are working to improve our unit performance so that we may begin expansion into new markets in 2005. We have two signed franchise agreements as of March 15, 2004, representing commitments to open 6 units, one of which was open as of March 15, 2004. During 2003, we opened seven restaurants, converted two existing franchise locations to Company-operated restaurants, and executed a planned closure of one underperforming location. Our current expansion plan calls for us to open five to eight company-owned restaurants in fiscal 2004.

     As a result of our historical expansion, period-to-period comparisons of our financial results may not be meaningful. When a new unit opens, it will typically incur higher than normal levels of food and labor costs until new personnel gain experience. Hourly labor schedules are gradually adjusted downward during the first three months of a restaurant opening, in order to reach operating efficiencies similar to those at established units. In calculating our comparable restaurant base, we introduce a restaurant into our comparable restaurant base once it has been in operation for fifteen calendar months.

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

     ASSET IMPAIRMENT AND STORE CLOSURE EXPENSE (REVERSAL) —We evaluate the carrying value of long-lived assets for impairment when a restaurant experiences a negative event, including, but not limited to, a significant downturn in sales, a substantial loss of customers, an unfavorable change in demographics or a store closure. Upon the occurrence of a negative event, we estimate the future undiscounted cash flows for the individual restaurants that are affected by the negative event. If the projected undiscounted cash flows do not exceed the carrying value of the assets at each restaurant, we recognize an impairment loss to reduce the assets’ carrying amounts to their estimated fair value (for assets to be held and used) and fair value less cost to sell (for assets to be disposed of) based on the discounted projected cash flows derived from the restaurant. The most significant assumptions in the analysis are those used to estimate a restaurant’s future cash flows. We use the assumptions in our strategic plan and modify them as necessary based on restaurant specific information. If the significant assumptions are incorrect, the carrying value of our operating restaurant assets may be overstated or understated, as well as the related impairment charge. We estimate that it takes a new restaurant approximately 24 months to run at its full capacity. Any restaurant open 24 months or less, therefore, is not included in the analysis of long-lived asset impairment, unless other events or circumstances arise.

     We make decisions to close stores based on their cash flows and anticipated future profitability. We record losses associated with the closure of restaurants at the time the unit is closed. These store closure charges primarily represent a liability for the future lease obligations after the expected closure dates, net of estimated sublease income, if any. The amount of our store closure liability, and related store closure charge, may change if we are successful in either terminating a lease early or obtaining a more favorable sublease, or if any of our sublesees default on their leases.

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

     SELF-INSURANCE LIABILITIES – We are self-insured for a portion of our workers’ compensation insurance program. Maximum self-insured retention, including defense costs per occurrence, ranges from $250,000 during our claim year ended October 31, 2003 to $350,000 during our claim year ending October 31, 2004. Insurance liabilities are accounted for based on the value of independent actuarial estimates of the amount of loss incurred. These estimates rely on actuarial observations of industry-wide historical claim loss development. The actual loss development may be better or worse than the development estimated by the actuary. In that event, we will modify the reserve, and our operating expenses will increase or decrease accordingly. Consistent with trends the restaurant industry has experienced in recent years, particularly in California where claim loss trends are among the highest in the country, workers’ compensation liability premiums continue to increase.

     REVENUE RECOGNITION — Revenues from the operation of Company-owned restaurants are recognized when sales occur. Franchise revenue is comprised of 1) area development fees, 2) new store opening fees, 3) royalties and 4) information technology help desk fees. Fees received pursuant to area development agreements under individual franchise agreements, which grant the right to develop franchised restaurants in future periods in specific geographic areas, are deferred and recognized as revenue on a pro rata basis as the individual franchised restaurants subject to the development agreements are opened. New store opening fees are recognized as revenue in the month a franchised location opens. Royalties from franchised restaurants are recorded in revenue as earned. Information technology help desk fees are collected annually and are recorded ratably into revenue.

     These accounting policies are applied consistently for all years presented.

RESULTS OF OPERATIONS

     All comparisons under this heading between 2003, 2002 and 2001 refer to the 52-week periods ended December 28, 2003, December 29, 2002, and December 30, 2001, unless otherwise indicated.

     Our operating results, expressed as a percentage of total revenue, were as follows:

	FISCAL YEARS
	2003	2002	2001
Total revenue	100.0%	100.0%	100.0%
Costs and expenses:
Cost of sales	28.8	27.2	27.8
Restaurant labor, occupancy and other	58.7	56.5	57.3
General and administrative expenses	8.3	8.1	9.1
Depreciation and amortization	4.5	4.3	4.5

	FISCAL YEARS
	2003	2002	2001
Pre-opening expenses	0.2	0.1	0.4
Asset impairment and store closure expense (reversal)	1.8	(0.7)	10.1
Loss on disposal/sale of property	0.2	0.3	0.1

Operating income (loss)	(2.5)	4.2	(9.3)
Other (expense) income, net	0.0	0.0	0.2

Income (loss) before income taxes	(2.5)	4.2	(9.1)
Income tax (expense) benefit	1.0	(1.7)	3.4

Net income (loss)	(1.5)%	2.5%	(5.7)%

52 WEEKS ENDED DECEMBER 28, 2003 COMPARED TO THE 52 WEEKS ENDED DECEMBER 29, 2002

     Results of operations reflect 52 weeks of operations for 135 restaurants, and partial period operations for 10 restaurants for the 52 weeks ended December 28, 2003. Results of operations reflect 52 weeks of operations for 127 restaurants and a partial period of operations for 15 restaurants for the 52 weeks ended December 29, 2002.

     REVENUE. Revenue increased $5.4 million or 4.5%, to $125.0 million for the 52 weeks ended December 28, 2003 from $119.6 million for the 52 weeks ended December 29, 2002. The increase in 2003 was primarily due to sales of $2.7 million from our seven 2003 store openings and two converted franchise stores, $2.5 million in sales generated by a full twelve months of operations from units opened in 2002 that were not yet in our comparable unit base, and an increase in comparable store sales of $2.1 million, or 1.8%, offset by a decrease of $1.1 million in sales from the four stores that closed in 2002 and $0.8 million for the four stores sold to a franchisee in 2002. Units enter the comparable store base after 15 full months of operation. The increase in comparable store sales was primarily due to a 5.1% increase in the average check amount, offset by a 3.1% decrease in transactions. Sales were softer than expected, reflecting, in part, the poor southern California weather in the first and second quarters, weak retail activity because of the war in Iraq, and overall economic conditions, offset by two strong summer seafood taco promotions and the introduction of new products.

     COST OF SALES. Cost of sales as a percentage of revenues increased to 28.8% in the 52 weeks ended December 28, 2003 from 27.2% in the 52 weeks ended December 29, 2002. The increase was primarily due to higher food costs associated with our larger portions, expanded salsa bar, and upgraded packaging for our brand repositioning conversion. The increase was also due to the shift in our product mix, as anticipated, from lower priced fish menu items to higher priced chicken and steak menu items as a result of our new menu, and to a high cost promotion in the second quarter. In order to lower these costs on a go-forward basis, we have sourced new vendors and switched to less expensive packaging, as well as implemented a small price increase to help offset our higher food costs. We do, however, anticipate that our chicken and steak costs will continue to be higher than in the past due to recent price increases in both the poultry and cattle markets.

     RESTAURANT LABOR, OCCUPANCY AND OTHER. Restaurant labor, occupancy, and other increased as a percentage of revenues to 58.7% for the 52 weeks ended December 28, 2003 from 56.5% in the 52 weeks ended December 29, 2002. The 2.2% increase as a percentage of revenue was due to a 1.3% increase related to workers’ compensation expenses caused by unusually costly claims that required the Company to increase its workers’ compensation accrual, a 0.6% increase related to labor, advertising, and unit operating expenses associated with training, promotion, supplies, upgrades and uniforms for the brand repositioning conversion mentioned in the discussion of cost of sales above, a 0.2% increase in occupancy costs related to annual rent increases per our lease agreements, as well as a 0.1% increase in utilities due to a general increase in the cost of utilities. We do not anticipate the need to significantly adjust our workers’ compensation accrual in 2004. Actual loss development, however, may be better or worse than the development estimated by the actuary, which could positively or negatively impact our results of operations.

     GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased to $10.3 million or 8.3% of revenue, in the 52 weeks ending December 28, 2003 from $9.6 million, or 8.1% of revenue, in the 52 weeks ended December 29, 2002. The 0.2% increase as a percentage of revenue was primarily due to a 0.3% increase in professional service fees and a 0.1% increase related to workers’ compensation costs, partially offset by a 0.2% decrease in corporate labor and labor related costs.

     DEPRECIATION AND AMORTIZATION. Depreciation and amortization expenses increased to $5.6 million in the 52 weeks ended December 28, 2003 from $5.2 million in the 52 weeks ended December 29, 2002. The $0.4 million increase was primarily due to the additional depreciation on the three new units opened during the last six months of 2002, the seven new units opened during 2003, and the two franchise stores converted to Company-owned restaurants in 2003, partially offset by reductions in depreciation expense due to the closure of one store in 2003 and to the impairment charge recorded in the second quarter of 2003.

     PRE-OPENING EXPENSES. Pre-opening expenses increased to $289,000 for the 52 weeks ended December 28, 2003 from $155,000 for the 52 weeks ended December 29, 2002 primarily due to the increase in unit openings to nine in 2003 (seven new locations, plus two previously franchised locations), plus costs incurred during 2003 for two units that opened in the first part of 2004, compared to eight unit openings in 2002. The average pre-opening cost per new unit opening was $26,000 per unit, a $7,000 increase per unit from 2002. This increase was the combined effect of a focused effort to increase training before locations open so that our operations will run more smoothly and achieve profitability more quickly, and the fact that we opened several locations during 2003 further away from our home base, causing our training team to incur higher travel costs.

     ASSET IMPAIRMENT AND STORE CLOSURE EXPENSE (REVERSAL). Asset impairment and store closure expense increased to $2.3 million in the 52 weeks ended December 28, 2003 from a reversal of $815,000 in the 52 weeks ended December 29, 2002. During fiscal 2003, we recorded a charge of $2.7 million, representing the excess of the carrying value of the assets over the estimated fair value of 16 under-performing restaurants as required under Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Of the locations, five were located outside of Southern California and four had been partially impaired in 2001. We currently plan to operate these restaurant locations through the end of their remaining lease terms, generally from 2005 through 2010. The assets impaired at these under-performing locations consisted of leasehold improvements and fixtures and equipment. Fair value was estimated using a discounted cash flows approach for the leasehold improvements and fixtures and equipment. The primary factors that lead to the impairment charge were the lower than anticipated increases in comparative store sales, higher than anticipated operating costs associated with our system-wide brand repositioning program, and escalating workers’ compensation costs. In addition, during fiscal 2003, we recorded a charge of $673,000 to increase our store closure reserve to reflect the difficulty in identifying suitable sublessees and our revised estimate that we will need to continue full lease payments longer than originally estimated, and a reversal of $1.1 million to decrease our store closure reserve based on lease terminations and subleases that were more favorable than the original estimates. During fiscal 2002, we recorded a store closure reversal of $1.4 million based primarily on lease terminations and subleases that were more favorable than the original estimates and lower severance charges. This reversal was offset by of a charge of $626,000 to reflect additional costs we expected to incur on our remaining lease obligations.

     LOSS ON DISPOSAL/SALE OF PROPERTY. Loss on asset disposals was $230,000 in 2003 compared to $250,000 in 2002. The higher loss in 2002 primarily relates to the write-off of exterior signs and additional properties related to the concept repositioning.

     OTHER (EXPENSE) INCOME – NET. Other (expense) income-net decreased to $6,000 expense for the 52 weeks ended December 28, 2003 from $14,000 expense for the 52 weeks ended December 29, 2002. Interest income decreased to $88,000 for the 52 weeks ended December 28, 2003 from $113,000 for the 52 weeks ended December 29, 2002. The decrease is primarily due to declining interest rates paid on both our investments and our cash balances. Interest expense decreased to $94,000 for 2003 from $127,000 in 2002 due to the fact that we repaid our $1.0 million line of credit during 2003.

     INCOME TAXES. The provision for income taxes for the 52 weeks ended December 28, 2003 and 52 weeks ended December 29, 2002 is based on the approximate annual effective tax rate applied to the respective period’s pretax book income. The 39.2% tax benefit applied to 2003 comprises the federal and state statutory rates based on the annual effective rate on pre-tax loss of $3.1 million for 2003. The 39.8% tax provision applied to 2002 comprises the federal and state statutory rates based on the annual effective rate on a pre-tax income of $5.0 million for 2002.

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

     REVENUE. Revenue increased $6.7 million or 5.9%, to $119.6 million for the 52 weeks ended December 29, 2002 from $112.9 million for the 52 weeks ended December 30, 2001. The increase in 2002 was due in part to $6.8 million in sales generated by a full year of operations from units opened in 2000 and 2001 that were not in our comparable unit base previously, combined with the $5.0 million from the eight units opened in 2002. Revenues were reduced $6.8 million by the closure of three and eleven under-performing restaurants in 2002 and 2001, respectively, and the franchising of four restaurants on April 15, 2002. In 2002, same store sales increased $1.6 million, or 1.6%. Units enter the comparable store base after 15 full months of operation. The increase in comparable store sales was primarily due to a 0.2% decrease in transactions, offset by a 1.8% increase in the average check amount. The decrease in transactions was caused primarily from adverse weather conditions, the sluggish economy and a reduction in price promotions in connection with our concept repositioning.

     COST OF SALES. Cost of sales as a percentage of revenues decreased to 27.2% in the 52 weeks ended December 29, 2002 from 27.8% in the 52 weeks ended December 30, 2001. This 0.6% decrease was primarily due to the elimination of certain retail discount programs (0.5%), lower commodity prices (0.4%), partially offset by cost increases associated with our concept repositioning (0.3%).

     RESTAURANT LABOR, OCCUPANCY AND OTHER. Restaurant labor, occupancy, and other decreased as a percentage of revenues to 56.5% for the 52 weeks ended December 29, 2002 from 57.3% in the 52 weeks ended December 30, 2001. The 0.8% decrease as a percentage of restaurant sales is due in part to a decrease in labor and related costs of 1.7%, 0.4% due to higher occupancy charges, 0.2% due to higher advertising costs and 0.3% from the expenses relating to our concept repositioning. The decrease in labor and related costs was partially due to the closure of several underperforming stores in 2001 and 2002, and the implementation of labor saving programs in early 2002.

     GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses decreased to $9.6 million in the 52 weeks ending December 29, 2002 from $10.3 million in the 52 weeks ended December 30, 2001. Decreased corporate wages and training wages were offset by an increase in stock compensation and a decrease in capitalized wages in 2002. The decrease in wages was primarily related to open positions through the year and organization changes. The decrease in training wages was primarily due to lower management turnover. The increase in stock compensation was due to a consulting agreement with a non-employee board member for various marketing and strategic corporate initiatives. The decrease in capitalized wages was due to fewer new restaurant openings in 2002 as compared with 2001. General and administrative expenses decreased as a percentage of revenue to 8.1% in 2002 from 9.1% in 2001, primarily due to our expanding revenue base.

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

     ASSET IMPAIRMENT AND STORE CLOSURE EXPENSE (REVERSAL). In 2001, we recorded a $6.6 million charge related to the impairment of a select number of under-performing restaurants as required under Statement of Financial Accounting Standards No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of”. Additionally, we incurred $4.8 million in store closure expense related to the closure or pending closure of under-performing restaurants. These special charges, which consisted primarily of lease reserves and de-identification costs, were as follows: 1) a $3.2 million reserve for closed stores in 2001, 2) $1.1 million reserve for stores to be closed and 3) $0.5 million in reserves for severance and other closed store related charges. Eleven stores were closed in October 2001, and three additional stores were closed in February, August and October 2002. As of March 10, 2003, nine of the underlying leases related to the closed stores had been terminated with lease buyouts, and four other leases had been sublet. The Company was able to negotiate lease terminations that were more favorable than originally anticipated, in addition to lower severance related costs than anticipated, and in 2002 the Company reversed $1.4 million of the charge for store closures. This reversal was offset by a charge of $626,000 to reflect additional costs we expected to incur on our remaining lease obligations

     LOSS ON DISPOSAL/SALE OF PROPERTY. Loss on asset disposals was $250,000 in 2002 compared to $102,000 in 2001. The higher loss in 2002 primarily relates to the write-off of exterior signs and additional properties related to the concept repositioning.

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

INFLATION

     Components of our operations subject to inflation include food, beverage, lease, utility, labor and insurance costs. Substantial increases in costs and expenses, particularly food, supplies, labor, and operating expenses could have a significant impact on our operating results to the extent that such increases cannot be passed along to our guests. Our leases require us to pay taxes, maintenance, repairs, insurance and utilities, all of which are subject to inflationary increases. We believe inflation with respect to workers’ compensation insurance and utility expense has had a material impact on our results of operations in 2003 and 2002. Additionally, accrued expenses and other liabilities associated with workers’ compensation insurance, as reflected on our consolidated balance sheets, increased by $1.9 million to $2.8 million as of December 28, 2003 from $888,000 as of December 29, 2002.

LIQUIDITY AND CAPITAL RESOURCES

     We have funded our capital requirements in recent years through public sale of equity securities, private placement of preferred stock, bank debt and cash flow from operations. We generated $8.8 million in cash flow from operating activities for the 52 weeks ended December 28, 2003 and $8.1 million for the 52 weeks ended December 29, 2002.

     Net cash used in investing activities was $10.1 million for the 52 weeks ended December 28, 2003 compared to $4.6 million for the 52 weeks ended December 29, 2002. Net cash used in investing activities for the 52 weeks ended December 28, 2003 included $8.1 million in capital expenditures and $6.0 million in purchases of investments, partially offset by $3.9 million in proceeds received from the sale of property and the sale/maturities of investments. Net cash used in investing activities for the 52 weeks ended December 29, 2002 included $5.4 million in capital expenditures and $2.6 million in purchases of investments, partially offset by $3.3 million in proceeds received from the sale of property and the sale/maturities of investments.

     Net cash used in financing activities was $0.8 million for the 52 weeks ended December 28, 2003 compared to net cash provided by financing activities of $0.4 million for the 52 weeks ended December 29, 2002. Net cash used in financing activities during 2003 was comprised of $1.0 million in principal payments to pay off our line of credit, partially offset by $0.2 million in proceeds received from exercises of common stock options. Financing activities in 2002 primarily consisted of proceeds from exercises of common stock options, which generated $0.4 million.

     As of December 29, 2002, we had $1 million borrowed on our $12 million line of credit. In June 2003, we repaid this outstanding balance, and in August 2003, we terminated the line of credit agreement. On October 29, 2003, we obtained a letter of credit in the amount of $2 million related to our workers’ compensation policy that matures in October 2004. The letter of credit is subject to automatic extension one year from the expiration date and thereafter, unless notification is made prior to the expiration date. We were also required, per the terms of the letter of credit, to pledge collateral of $2.2 million.

     Our funds were principally used for the development and opening of new units. We incurred $8.1 million in capital expenditures during the 52 weeks ended December 28, 2003, of which, $4.1 million was for newly opened units, $0.9 million for future openings, $1.1 million for menu board upgrades, remodels and point of sale system upgrades due to our brand repositioning conversion, $1.2 million for routine capital expenditures at our existing locations and $0.8 million for corporate and information technology expenditures. We incurred $5.4 million in capital expenditures during the 52 weeks ended December 29, 2002, of which, $2.1 million was for newly opened units, $0.5 million for future openings, $1.0 million for menu board upgrades, remodels and point of sale system upgrades, $1.0 million for routine capital expenditures at our existing locations and $0.8 million for corporate and information technology expenditures.

     We currently expect total capital expenditures in 2004 to be approximately $6 million to $8 million for restaurant openings, remodels, maintenance, and for corporate and information technology. We currently expect that future locations will generally cost between $475,000 and $525,000 per unit, net of landlord allowances and excluding pre-opening expenses. Some units may exceed this range due to the area in which they are built and the specific requirements of the project. Pre-opening expenses are expected to average between $20,000 and $30,000 per restaurant.

     We believe that the anticipated cash flow from operations combined with our cash and investments balance of $7.6 million as of December 28, 2003 will be sufficient to satisfy our working capital and capital expenditure requirements for the foreseeable future. Changes in our operating plans, changes in our expansion plans, lower than anticipated sales, increased expenses, potential acquisitions or other events may cause us to seek additional or alternative financing sooner than anticipated. Additional or alternative financing may not be available on acceptable terms, or at all. Failure to obtain additional or alternative financing as needed could have a material adverse effect on our business and results of operations.

Contractual Obligations and Commitments

     The following represents a comprehensive list of our contractual obligations and commitments as of December 28, 2003:

	Total	2004	2005	2006	2007	2008	Thereafter
	(in thousands)
Company-operated retail locations and other operating leases	$65,334	$10,641	$10,558	$9,709	$9,191	$8,422	$16,813
Franchise-operated retail locations operating leases	1,402	290	290	294	291	149	88

	$66,736	$10,931	$10,848	$10,003	$9,482	$8,571	$16,901

     We lease restaurant and office facilities and real property under operating leases expiring through 2016. We have leased all of our facilities, except for one building, to minimize the cash investment associated with each unit. Most of our leases are for 10-year terms and include options to extend the terms. The majority of our leases also include fixed rate and percentage-of-sales rent provisions, and most require us to pay a proportionate share of real estate taxes, insurance, common area, and other operating costs. In addition, we are on the master leases for 4 franchise locations. These 4 locations were previously Company-operated before they were sold to a franchisee. Once they were sold to the franchisee, sublease documents were executed, and the franchisee began to pay rent directly to the landlords. Should this franchisee default on its subleases, we would be responsible. Our maximum theoretical future exposure at December 28, 2003, computed as the sum of all remaining lease payments through the expiration dates of the respective leases was $1.4 million. This amount does not take into consideration any mitigating measures that we could take to reduce this exposure in the event of default, including re-leasing the locations, or terminating the master lease by negotiating a lump payment to the landlord less than the sum of all remaining future rents.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

     In December 2003, the Financial Accounting Standards Board (“FASB”) issued revised FASB Interpretation No. (“FIN”) 46R, “Consolidation of Variable Interest Entities”. This interpretation provides guidance on the identification of, and financial reporting for, variable interest entities. Variable interest entities are entities that lack the characteristics of a controlling financial interest or lack sufficient equity to finance activities without additional subordinated financial support. FIN 46R requires a company to consolidate a variable interest entity if that company is obligated to absorb the majority of the entity’s expected losses or is entitled to receive the majority of the entity’s residual returns, or both. FIN 46R also requires disclosures about variable interest entities that a company is not required to consolidate but in which it has a significant variable interest. FIN 46R is applicable immediately to variable interest entities created after February 1, 2003. For all variable interest entities created prior to February 1, 2003, FIN 46R is applicable to the first interim period ending after March 15, 2004. We are in the process of evaluating the impact this interpretation will have on our financial position or results of operations.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Our market risk exposures are related to our cash, cash equivalents and investments. We invest our excess cash in highly liquid short-term investments primarily with maturities of less than one year. The portfolio consists primarily of corporate and municipal bonds. As of December 28, 2003, we had no investments with maturities in excess of one year. These investments are not held for trading or other speculative purposes. Changes in interest rates affect the investment income we earn on our investments and, therefore, impact our cash flows and results of operations. Due to the types of investment and debt instruments the Company has, a 10% change in period-end interest rates or a hypothetical 100 basis point adverse move in interest rates would not have a significant negative affect on our financial results.

     Many of the food products purchased by us are affected by changes in weather, production, availability, seasonality and other factors outside our control. In an effort to control some of this risk, we have entered into some fixed price purchase commitments with terms of less than one year. We do not believe that these purchase commitments are material to our operations as a whole. In addition, we believe that almost all of our food and supplies are available from several sources, which helps to control food commodity risks.

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

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Our consolidated financial statements as of December 28, 2003 and December 29, 2002, and for each of the three years in the period ended December 28, 2003 and the independent auditors’ report are included in this report as listed in the index on page F-1 of this report (Item 14 (a)) (1) and (2). Supplementary unaudited quarterly financial data for fiscal years 2003 and 2002 are included in this report on page F-17.

Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

Item 9A. CONTROLS AND PROCEDURES

     Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the period covered by this annual report, our disclosure controls and procedures are adequately designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in applicable rules and forms.

PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

General

     Our board of directors is currently comprised of three classes of directors generally consisting of two directors in each class with staggered three-year terms. The directors in each class serve for their respective terms or until their successors have been duly elected and qualified. Upon expiration of the term of a particular class, directors elected to the class will serve for a term of three years following expiration of the term.

Directors with Term Ending Upon the 2004 Annual Meeting of Stockholders

     Jack W. Goodall, 65, has served as a director and member of our compensation committee since April 2001. Mr. Goodall served as chairman of Jack in the Box, Inc. from October 1985 until his retirement in February 2001. Mr. Goodall served as president of Jack in the Box, Inc. from 1970 until 1996 and as chief executive officer from 1979 to 1996. Mr. Goodall has served as a director of Ralcorp Holdings, Inc., a public company, since January 2000.

     Timothy J. Ryan, 64, has served as a director since April 1999. Mr. Ryan served as president and chief executive officer of Diedrich Coffee, Inc. from November 1997 to October 2000. From December 1995 until his retirement in December 1996, Mr. Ryan served as president and chief operating officer of Sizzler U.S.A., a division of Sizzler International, Inc., and as a director of Sizzler International, Inc., of which he was also a senior vice president. Sizzler International, Inc. filed for bankruptcy protection in June 1996. From November 1988 to December 1993, Mr. Ryan served as senior vice president of marketing at Taco Bell Worldwide, and from December 1993 to December 1995, he served as senior vice president of Taco Bell’s Casual Dining Division.

Directors with Term Ending Upon the 2005 Annual Meeting of Stockholders

     Craig S. Andrews, JD, 51, has served as a director since September 1999 and served as our Secretary in 1999. Mr. Andrews serves as shareholder in the law firm of Heller Ehrman White & McAuliffe LLP. Previously, Mr. Andrews served as a partner in the law firm of Brobeck, Phleger & Harrison LLP from March 1987 to February 2003, except during the period from May 2000 to January 2002 when Mr. Andrews had resigned as a partner to, among other things, serve as the vice president of business development at Air Fiber, Inc., a private telecommunications company. Mr. Andrews specializes in representing emerging growth companies and has broad experience in founding companies and in financing transactions, as well as in general business and corporate law. Mr. Andrews has played an important role in the formation and development of numerous start-up companies, has previously served as a director of numerous public and private companies and currently serves as a director of Legacy Bank N.A. Mr. Andrews received a BA from the University of California at Los Angeles and a JD from the University of Michigan.

     Loren C. Pannier, 62, has served as a director and as chairman of our audit committee since December 2002. Mr. Pannier spent 29 years with CKE Restaurants, Inc., a public holding company for Carl’s Jr., Hardee’s, and La Salsa. During this time, he held a number of senior management positions, including senior vice president investor relations, senior vice president purchasing and distribution, and chief financial officer. In his post as chief financial officer, Mr. Pannier led the company through its initial public offering in 1981. Prior to joining CKE, Mr. Pannier was a senior consultant with Price Waterhouse & Co. in their Management Services Division. He holds a Bachelor of Arts degree from Occidental College and an MBA from California State University, Long Beach. Currently, Mr. Pannier is general partner of Pannier Enterprises and Citrus Legacy Partners. Both entities specialize in income-producing commercial properties.

Directors with Term Ending Upon the 2006 Annual Meeting of Stockholders

     Kyle A. Anderson, 47, has served as a director since February 1995. Mr. Anderson is a founding member and the managing member of Rosewood Capital Associates, LLC, the general partner of Rosewood Capital, L.P., a consumer oriented private equity investment fund. Rosewood Capital, L.P. owns more than 10% of our common stock. Prior to joining Rosewood in 1988, Mr. Anderson was a vice president in the mergers and acquisitions department at The First Boston Corporation. Mr. Anderson serves on the board of directors of Gardenburger, Inc., a publicly held company, and a number of privately held companies. Mr. Anderson has an MBA from Columbia University and a BA from Princeton University.

     Ralph Rubio, 49, the company’s co-founder, has been Chairman and Chief Executive Officer since 1985. Mr. Rubio has overseen the growth of Rubio’s and has been instrumental in creating a leading quick-casual Mexican concept. Prior to founding Rubio’s, Mr. Rubio was employed in restaurant management and in various other positions at the Old Spaghetti Factory, Hungry Hunter and Harbor House restaurant chains. Mr. Rubio holds a Bachelor’s degree in Liberal Studies from San Diego State University and has more than 28 years of experience in the restaurant industry.

Committees of the Board of Directors

     The board of directors has three standing committees: an audit committee, a compensation committee, and a nominating committee.

     The audit committee’s function is to review, with the Company’s independent accountants and management, the results of the examination of our financial statements by the independent accountants. The audit committee also approves all professional services performed by the independent accountants, recommends the retention of the independent accountants to the board, subject to ratification by the stockholders, and periodically reviews the Company’s accounting policies and internal accounting and financial controls. For fiscal 2003, the members of the audit committee were Messrs. Pannier, Anderson, and Ryan. Mr. Pannier was the chairman of the committee in fiscal 2003.

     The compensation committee’s function is to review and recommend executive compensation, including officer salary levels, incentive compensation programs and stock option grants. During fiscal 2003, the members of the compensation committee were Messrs. Anderson, Goodall and Ryan. Mr. Anderson was the chairman of the committee in fiscal 2003.

     The Nominating Committee’s function is to identify and select potential candidates for our board of directors. This Committee was formed in March 2004, and the members are Messrs. Andrews and Pannier. Mr. Andrews was elected as chairman of the committee.

     The board of directors has determined that the Company has an audit committee financial expert, Mr. Pannier, serving on its audit committee, who is considered to be independent under the NASDAQ listing requirements in effect during fiscal 2003.

     During the fiscal year ended December 28, 2003, the Board held four meetings. All directors attended at least seventy-five percent of these meetings of the board and the committees on which they served (during the periods that they served).

Compliance with Section 16(a) of the Securities Exchange Act of 1934

     The members of our board of directors, our executive officers and persons who hold more than 10% of our outstanding common stock are subject to the reporting requirements of Section 16(a) of the Exchange Act, which require them to file reports with respect to their ownership of our common stock and their transactions in our common stock. Based upon (1) the copies of Section 16(a) reports that we received from such persons for their 2003 fiscal year transactions in our common stock and their common stock holdings, and (2) the written representations received from one or more of such persons that no annual Form 5 reports were required to be filed by them for our 2003 fiscal year, we believe that all reporting requirements under Section 16(a) for such fiscal year were met by our directors, executive officers and greater than 10% beneficial owners.

     The information required by this Item regarding our executive officers is contained in the discussion entitled “Our Executive Officers” in Part I of this report.

Code of Ethics

     The Company has adopted a code of ethics that applies to all members of the board of directors and employees of the Company, including the principal executive officer, principal financial officer, principal accounting officer and controller. The Company has posted a copy of the code on the Company’s Internet web site at: http:/www.rubios.com. Copies of the code may be obtained free of charge from the Company’s web site at the above address. Any amendments to, or waivers from, a provision of our code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions will be posted on our web site.

2004 Annual Meeting of Stockholders

     The Company will hold its 2004 Annual Meeting of Stockholders on July 29, 2004.

Item 11. EXECUTIVE COMPENSATION

Summary of Cash and Certain Other Compensation

     The following table provides summary information concerning the compensation earned by the following named executive officers: our chief executive officer and each of our other most highly compensated executive officers employed by us as of December 28, 2003 and whose salary and bonus for our 2003 fiscal year was in excess of $100,000 for services rendered in all capacities to us or our subsidiary for the fiscal year ended December 28, 2003. No executive officers who would have otherwise been included in this table on the basis of salary and bonus earned for our 2003 fiscal year has been excluded by reason of his or her termination of employment or change in executive status during that year.

Summary Compensation Table

		Annual Compensation
Name and				Other Annual	All Other
Principal Position	Year	Salary($)	Bonus($)	Compensation($)	Compensation($) (3)
Ralph Rubio	2003	$216,123	—	—	$950
Chief Executive Officer,	2002	$209,828	—	—	$834
And Chairman of the Board	2001	$209,828	—	—	$835
Sheri Miksa (1)	2003	$300,000	—	—	$9,000
President and Chief Operating Officer	2002	$86,538	—	—	$147,479
John Fuller (2)	2003	$103,846	—	—	$107,449
Chief Financial Officer

(1)	Ms. Miksa was appointed President and Chief Operating Officer on September 9, 2002.

(2)	Mr. Fuller was appointed Chief Financial Officer on June 16, 2003.

(3)	All Other Compensation for our 2003 fiscal year includes the following:

•	personal use of auto payments of $950 to Mr. Rubio.

•	an auto allowance of $9,000 to Ms. Miksa.

•	an auto allowance of $2,925 and relocation payments of $104,524 to Mr. Fuller.

Stock Options and Stock Appreciation Rights

     The following table contains information concerning the stock options granted to the named executive officers during our 2003 fiscal year. All the grants were made under our 1999 Stock Incentive Plan. We granted no stock appreciation rights to the named executive officers during our last fiscal year.

     Each option represents the right to purchase one share of our common stock. The options in this table are incentive stock options and non-qualified stock options granted under our stock option plans. The options vest on the following schedule: 20% of the options vest after the completion of one year of service from the grant date and the remainder of the options vest in equal monthly installments over the next 48 months of service. Upon a change in control of the company, 50% of all then unvested options will become fully vested immediately and the remaining unvested options will become fully vested if such named executive officer is actually or constructively terminated within 12 months of the change of control. Additionally, the compensation committee of the board of directors, as plan administrator of our 1999 Stock Incentive Plan, has the authority to provide for accelerated vesting of any outstanding options or waiver of forfeiture restrictions of unvested stock, for any reason, including upon a change of control.

     In the year ended December 28, 2003, we granted options to purchase an aggregate of 603,450 shares of our common stock to employees.

OPTION GRANTS IN LAST FISCAL YEAR

		Individual Grants
					Potential Realizable Value at
	Number of	% of Total			Assumed Annual Rates of Stock
	Securities	Options			Price Appreciation for Option
	Underlying Options	Granted to Employees in	Exercise	Expiration	Term
	Granted	2003	Price ($/Sh)	Date	5% ($)	10% ($)
Ralph Rubio	—	—	—	—	$—	$—
Sheri Miksa	50,000	8.3%	$6.16	12/18/13	$193,700	$490,873
John Fuller	100,000	16.6%	$4.90	6/16/13	$308,158	$780,934
John Fuller	30,000	5.0%	$6.16	12/18/13	$116,220	$294,524

     The exercise price per share of each option was equal to the fair market value of our common stock on the date of grant as determined on the basis of the closing selling price of our common stock as reported on the Nasdaq National Market on the date of grant.

     The potential realizable value at assumed annual rates of stock price appreciation for the option term represents hypothetical gains that could be achieved for the respective options if exercised at the end of the option term. The 5% and 10% assumed annual rates of compounded stock price appreciation are mandated by rules of the SEC and do not represent our estimate or projection of our future common stock prices. These amounts represent assumed rates of appreciation in the value of our common stock from the fair market value on the date of grant. Actual gains, if any, on stock option exercises are dependent on the future performance of our common stock and overall stock market conditions. The amounts reflected in the table may not necessarily be achieved.

Aggregated Option Exercises in the Year Ended December 28, 2003 and Year-End Option Values

     The following table provides information, with respect to the named executive officers, concerning the exercise of options during our 2003 fiscal year and unexercised options held by them as of the end of that fiscal year. No stock appreciation rights were held by the named executive officers at the end of our 2003 fiscal year.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
AND FY-END OPTION VALUES

					Value of Unexercised
			Number of Unexercised		In-The-Money Options at
	Shares Acquired on	Value	Options at FY-End(#)		FY-End($)
Name	Exercise(#)	Realized($)	Exercisable	Unexercisable	Exercisable	Unexercisable
Ralph Rubio	—	—	7,833	2,167	—	—
Sheri Miksa	—	—	60,000	290,000	—	—
John Fuller	—	—	—	130,000	—	$108,000

     The value realized is calculated based upon the market price of the purchased shares on the exercise date less the option exercise price paid for those shares.

     The value of unexercised in-the-money options at fiscal year-end is calculated based upon the market price of $5.98 per share, determined on the basis of the closing selling price per share of our common stock on the Nasdaq National Market on the last day of our 2003 fiscal year, less the option exercise price payable per share.

Non-Employee Deferred Compensation Plan

     Under this plan, non-employee directors may defer fees into either a cash account or into discounted options under our 1999 Stock Incentive Plan. Any deferrals into cash will be credited to a cash account that will accrue earnings at an annual rate of 2% above the prime lending rate. At the time of election a participant must choose the dates on which the cash benefit will be distributed. Distributions will be made on options the later of the January 15 of the year following the date the participant’s board service terminates or six months from the date of termination. Alternatively, a participant may elect to be paid in up to ten (10) annual installments after board service terminates. Any deferral for the acquisition of discounted stock options will be such that the price to exercise the option will be 33-1/3% of the fair market value of the stock on the option grant date.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Ownership of Securities

     The following table sets forth information known to us regarding the beneficial ownership of our common stock as of March 15, 2004, by:

•	each person or group of affiliated persons known to own beneficially 5% or more of our common stock;

•	each director and director nominee;

•	each named executive officer listed in the Summary Compensation Table of the “Executive Compensation and Other Information” section of this 10-K; and

•	all of our current directors and executive officers as a group.

     Percentage of ownership is based on 9,105,445 shares of common stock outstanding on March 15, 2004. The number of shares underlying options in the table below represent options that are exercisable within 60 days after March 15, 2004. Shares of our common stock subject to stock options that are currently exercisable or will become exercisable within 60 days after March 15, 2004 are included in the number of shares reported as beneficially owned in the table below and are deemed outstanding for computing the percentage of the person or group holding such options, but are not deemed outstanding for computing the percentage of any other person or group. Except as otherwise indicated, the persons named in the table have sole voting and investment power with respect to all shares of our common stock shown as beneficially owned by them, subject to community property laws. The address for those individuals for which an address is not otherwise indicated is 1902 Wright Place, Suite 300, Carlsbad, California 92008.

	Shares Beneficially Owned
		Number of
		Shares
	Number of	Underlying
Name of Beneficial Owner	Shares	Options	Percent (%)
Royce and Associates (1) 1414 Avenue of the Americas New York, NY 10019	569,700	—	6.3%
Rafael Rubio (2)	568,300	—	6.2%
Ralph Rubio (3)	1,109,280	8,500	12.3%
Kyle A. Anderson(4) Rosewood Capital, L.P. One Maritime Plaza, Suite 1330 San Francisco, CA 94111	1,526,812	25,000	17.0%
Craig S. Andrews(5)	14,983	50,000	*
Jack W. Goodall	25,000	135,000	1.8%
Timothy J. Ryan	2,500	50,000	*
Loren C. Pannier	5,000	30,000	*
Sheri Miksa	13,000	80,000	1.0%
John Fuller	4,000	—	*
Tim Hackbardt	1,000	—	*
All current directors and executive officers as a group (nine persons)	2,727,255	378,500	34.1%

*	Less than 1% of the outstanding stock.

(1)	According to a Schedule 13G filed with the SEC on February 6, 2004, all 569,700 shares are beneficially owned by Royce and Associates, LLC.

(2)	According to a Schedule 13G filed with the SEC on March 16, 2004, all 568,300 shares reported as beneficially owned by Mr. Rafael Rubio are held by the Rafael K. Rubio and Gloria G. Rubio Family Trust.

(3)	Mr. Ralph Rubio holds 1,079,220 of the shares in trust for the benefit of him and his family. Mr. Rubio holds 30,060 of the shares as custodian for his children. The trusts for the benefit of Mr. Rubio and his family have entered into Rule 10b5-1 selling plans, which provide for the sale of up to 56,560 shares through March 2005.

(4)	The shares reported as beneficially owned by Mr. Kyle Anderson include 1,526,812 shares held by Rosewood Capital L.P. Mr. Anderson is a founding member of Rosewood Capital Associates L.L.C., the general partner of Rosewood Capital, L.P. Mr. Anderson disclaims beneficial ownership of all 1,526,812 shares. According to the Schedule 13G filed with the SEC on February 15, 2000, Rosewood Capital L.P. reported that it had sole voting and dispositive power over all 1,526,812 shares.

(5)	The shares reported as beneficially owned by Mr. Craig Andrews include 6,241 shares held by UMB Bank, Trustee for Retirement Trust for Craig Andrews and 4,680 shares registered to Mr. Andrews as custodian for his children. Mr. Andrews disclaims beneficial ownership of the 4,680 shares held as custodian for his children.

Securities Authorized for Issuance Under Equity Compensation Plans

     The following table provides information as of December 28, 2003 with respect to the shares of our common stock that may be issued under our existing equity compensation plans.

EQUITY COMPENSATION PLAN INFORMATION

	Number of Securities to be	Weighted Average	Number of Securities Remaining Available for
	Issued Upon Exercise of	Exercise Price of	Future Issuance Under Equity Compensation Plans
Plan Category	Outstanding Options (A)	Outstanding Options (B)	(Excluding Securities Reflected in Column A (C)
Equity compensation plans approved by security holders (1)	1,690,960 (3)	$6.20	742,268 (4)
Equity compensation plans not approved by security holders (2)	25,000	3.05	—

Total	1,715,960	6.15	742,268

(1)	Consists solely of the 1999 Stock Incentive Plan and Employee Stock Purchase Plan.

(2)	Consists solely of options to purchase 25,000 unregistered shares of our common stock granted to Mr. Goodall.

(3)	Excludes purchase rights accruing under our 1999 Employee Stock Purchase Plan, which has a shareholder approved reserve of 200,000 shares. Under the 1999 Employee Stock Purchase Plan, each eligible employee may purchase up to 1,500 shares of common stock at semi-annual intervals on the last U.S. business day of January and July each year at a purchase price per share equal to 85% of the lower of (i) the fair market value per share of common stock on the employee’s entry date into the two-year offering period in which that semi-annual purchase date occurs or (ii) the fair market value per share on the semi-annual purchase date.

(4)	Consists of shares available for future issuance under the 1999 Employee Stock Purchase Plan and the 1999 Stock Incentive Plan. As of December 28, 2003, an aggregate of 200,000 shares of common stock were available for issuance under the 1999 Employee Stock Purchase Plan, and 542,268 shares of common stock were available for issuance under the 1999 Stock Incentive Plan. The number of shares of common stock available for issuance under the 1999 Stock Incentive Plan automatically increases on the first trading day of January each calendar year by an amount equal to 3% of the total number of shares of common stock outstanding on the last trading day of December in the immediately preceding calendar year, but in no event will any such annual increase exceed 450,000 shares of common stock.

Equity Compensation Plans Not Approved by Security Holders.

     On October 25, 2001, Mr. Goodall was granted options to purchase 25,000 unregistered shares of our common stock. These options vested and became exercisable during the six-month period after the grant date. The per share exercise price in effect under these options is $3.05, which was the fair market value per share of our common stock on the grant date.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     In addition to the indemnification provisions contained in our Restated Certificate of Incorporation and Bylaws, we generally enter into separate indemnification agreements with our directors and officers. These agreements require us, among other things, to indemnify the director or officer against specified expenses and liabilities, such as attorneys’ fees, judgments, fines and settlements, paid by the individual in connection with any action, suit or proceeding arising out of the individual’s status or service as our director or officer, other than liabilities arising from willful misconduct or conduct that is knowingly fraudulent or deliberately dishonest, and to advance expenses incurred by the individual in connection with any proceeding against the individual with respect to which the individual may be entitled to indemnification by us.

     Mr. Andrews, a company director, previously was a partner in the law firm of Brobeck, Phleger & Harrison, LLP through February 2003, which served as our legal counsel for general corporate and other matters. Mr. Andrews now serves as a partner in the law firm of Heller Ehrman White & McAuliffe, LLP. As of March 6, 2003, the Company approved Heller Ehrman White & McAuliffe, LLP to serve as our legal counsel for general corporate and other matters.

     In June 2002, we entered into a one-year consulting agreement with Mr. Goodall. Under the consulting agreement, Mr. Goodall advises and consults with our Chief Executive Officer on various issues including marketing review, real estate review and other strategic corporate initiatives as identified by our Board of Directors. In lieu of cash compensation, we granted Mr. Goodall options to purchase 50,000 registered shares of our common stock in accordance with our 1999 Stock Incentive Plan that were immediately vested and exercisable. The per-share exercise price in effect under the options is $8.07, the fair market value per share of our common stock on the grant date.

     In March 2004, we entered into an agreement with Rosewood Capital, LLP to extend the registration rights held by Rosewood under an investor’s rights agreement entered into prior to our public offering in connection with preferred stock purchased by Rosewood. Rosewood’s registration rights will be extended from May 2004 to May 2006. Further, as part of the extension agreement, Rosewood has agreed that it will not make a demand on the company to register its stock prior to February 1, 2005. Due to the relationship between Mr. Anderson, a company director, and Rosewood, Mr. Anderson sought, and the audit committee granted, a waiver of the company’s code of ethics regarding this transaction. The audit committee based its decision on the fact that Rosewood would have been forced to exercise its current registration rights before their expiration in May of this year or lose the rights. This would have caused the company to file a registration statement on Rosewood’s behalf, forcing the company to incur expense in the preparation and monitoring of the registration statement, and creating a large overhang in the company’s trading market. Mr. Anderson did not vote on either this waiver or on the approval of this transaction.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

     The following table presents fees for professional services rendered by Deloitte & Touche LLP for the audit of our annual financial statements for fiscal 2003 and 2002, for reviews of the financial statements included in our quarterly reports on Form 10-Q for fiscal year 2003 and 2002, and fees billed for other services rendered by Deloitte & Touche LLP.

	2003	2002
Audit fees (1)	$174,625	$139,065
Audit related fees (2)	3,500	3,500
Tax fees (3)	8,690	23,500
All other fees (4)	—	—

Total fees	$186,815	$166,065

(1)	Includes fees for audit of the Company’s annual consolidated financial statements, issuance of consent and reviews of the Company’s quarterly consolidated financial statements.

(2)	Includes fees for review of the Company’s Uniform Franchise Offering Circular and issuance of consent.

(3)	Includes fees for tax compliance and tax planning and advice.

(4)	Deloitte & Touche LLP did not bill any fees for professional services described in this category.

     Deloitte & Touche LLP performed no services and no fees were incurred or paid relating to financial information systems design and implementation. The audit committee has considered whether the independent auditors’ provision of non-audit services to us is compatible with maintaining auditor’s independence. All of the above described audit related services and tax services were pre-approved by the audit committee. The audit committee pre-approves the audit-related and tax services specifically described by the committee on an annual basis.

PART IV

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)	Documents filed as part of the report:

(1)	Financial Statements. See index to financial statements on page F-1 for a list of the financial statements being filed herein.

(2)	Financial Statement Schedules. All schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or other notes thereto.

(3)	Exhibits. See Exhibits below for all Exhibits being filed or incorporated by reference herein.

Number		Description
3.1	(1)	Second Amended and Restated Certificate of Incorporation. (Exhibit 3.2).

3.2	(1)	Restated Bylaws (Exhibit 3.4).

3.3	(6)	Amendment of Bylaws. (Exhibit 3.3)

3.4	(6)	Certificate of Amendment of the Bylaws. (Exhibit 3.4)

4.1	(1)	Specimen common stock certificate. (Exhibit 4.1)

10.1	(1)	Amended and Restated Investors’ Rights Agreement, dated November 19, 1997 (Exhibit 10.7).

10.2	(1)	Amendment No. 1 to the Amended and Restated Investors’ Rights Agreement, dated December 31, 1997 (Exhibit 10.8).

10.3	(1)	Amendment No. 2 to the Amended and Restated Investor’s Rights Agreement, dated May 1998 (Exhibit 10.9).

10.4	(1)	Amended and Restated Stock Restriction Agreement, dated November 19, 1997 (Exhibit 10.10).

10.5	(1)	Series D Preferred Stock Purchase Warrant granted to FSC Corp., dated May 11, 1998 (Exhibit 10.12).

10.6	(1)	Stock Purchase Agreement, dated June 16, 1998 (Exhibit 10.13).

10.7	(1)	Revolving Credit and Term Loan Agreement between us and BankBoston, N.A., dated May 1998 (Exhibit 10.14).

10.8	(1)	Lease Agreement between us and Macro Plaza Enterprises, dated October 27, 1997 (Exhibit 10.15).

10.9	(1)	First Amendment to Lease Agreement between us and Cornerstone Corporate Centre, LLC, dated October 16, 1998 (Exhibit 10.16).

10.10	(1)	Agreement between us and Service America Corporation dated April 9, 1992 (Exhibit 10.17).

10.11	(1)	Test Agreement between us and Host International, Inc., dated August 4, 1995 (Exhibit 10.18).

10.12	(1)	Amendment to Agreement between us and Pacific Basin Foods, Inc., dated November 20, 1998 (Exhibit 10.20).

10.13	(1)	Agreement between us and Coca-Cola US Fountain, dated March 10, 1998 (Exhibit 10.21).

10.14	(1)	Agreement between us and Dr. Pepper/Seven Up, Inc., dated June 23, 1998 (Exhibit 10.22).

10.15	(1)	Rental Agreement between us and Premier Food Services, Inc., dated July 10, 1998 (Exhibit 10.23).

10.16	(1)	Letter Agreement between us and Volume Service America, dated March 29, 1999 (Exhibit 10.24).

10.17	(1)(2)	Form of Indemnification Agreement between us and each of its directors (Exhibit 10.25).

10.18	(1)(2)	Form of Indemnification Agreement between us and each of its officers (Exhibit 10.26).

10.19	(1)(2)	1993 Stock Option/Stock Issuance Plan, as amended (Exhibit 10.27).

10.20	(1)(2)	1993 Stock Option/Stock Issuance Plan Form of Notice of Grant of Stock Option (Exhibit 10.28).

10.21	(1)(2)	1993 Stock Option/Stock Issuance Plan Form of Stock Option Agreement (Exhibit 10.29).

10.22	(1)(2)	1993 Stock Option/Stock Issuance Plan Form of Stock Purchase Agreement (Exhibit 10.30).

Number		Description
10.23	(1)(2)	1993 Stock Option/Stock Issuance Plan Form of Restricted Stock Issuance Agreement (Exhibit 10.31).

10.24	(1)(2)	1995 Stock Option/Stock Issuance Plan (Exhibit 10.32).

10.25	(1)(2)	1995 Stock Option/Stock Issuance Plan Form of Notice of Grant of Stock option (Exhibit 10.33).

10.26	(1)(2)	1995 Stock Option/Stock Issuance Plan Form of Stock Option Agreement (Exhibit 10.34).

10.27	(1)(2)	1995 Stock Option/Stock Issuance Plan Form of Stock Purchase Agreement (Exhibit 10.35).

10.28	(1)(2)	1995 Stock Option/Stock Issuance Plan Form of Stock Issuance Agreement (Exhibit 10.36).

10.29	(1)(2)	1998 Stock Option/Stock Issuance Plan (Exhibit 10.37).

10.30	(1)(2)	1998 Stock Option/Stock Issuance Plan Form of Notice of Grant of Stock Option (Exhibit 10.38).

10.31	(1)(2)	1998 Stock Option/Stock Issuance Plan Form of Stock Option Agreement (Exhibit 10.39).

10.32	(1)(2)	1998 Stock Option/Stock Issuance Plan Form of Addendum to Stock Option Agreement (Exhibit 10.40).

10.33	(1)(2)	1998 Stock Option/Stock Issuance Plan Form of Stock Purchase Agreement (Exhibit 10.41).

10.34	(1)(2)	1998 Stock Option/Stock Issuance Plan Form of Addendum to Stock Purchase Agreement (Exhibit 10.42).

10.35	(1)(2)	1998 Stock Option/Stock Issuance Plan Form of Stock Issuance Agreement (Exhibit 10.43).

10.36	(1)(2)	1998 Stock Option/Stock Issuance Plan Form of Addendum to Stock Issuance Agreement (Exhibit 10.44).

10.37	(1)(2)	1999 Stock Incentive Plan (Exhibit 10.45).

10.38	(1)(2)	Employee Stock Purchase Plan (Exhibit 10.46).

10.39	(1)(2)	Letter Agreement between us and Host International, Inc., dated May 18, 1999 (Exhibit 10.47).

10.40	(3)	Agreement between us and Alliant Food Services, Inc., dated January 21, 2000.

10.41	(4)	Second Amendment to the Credit Agreement between us and Fleet National Bank dated August 15, 2000.

10.42	(7)	Form of Franchise Agreement as of March 15, 2001.

10.43	(5)	Third Amendment to the Credit Agreement between us and Fleet National Bank dated March 19, 2001.

10.44	(7)	Fourth Amendment to the Credit Agreement between us and Fleet National Bank dated December 30, 2001.

10.45	(7)(2)	Consulting Agreement between us and Jack W. Goodall dated October 25, 2001. (Exhibit 10.45).

10.46	(8)(2)	Letter Agreement between Sheri Miksa and the Company dated September 9, 2002.

10.47	(9)	Amendment dated June 21, 2002, to the Agreement between the Company and Coca Cola USA Fountain dated March 6, 1998.

10.47	(9)(2)	1999 Stock Incentive Plan as amended

10.48	(9)(2)	Consulting Agreement between us and Jack W. Goodall dated June 14, 2002.

10.49	(2)	Consulting Agreement between us and Jack W. Goodall dated October 31, 2001

10.50	(10)	Non-statutory Stock Option Agreement between the Company and Jack W. Goodall dated October 25, 2001.

10.51		Rubio’s Restaurants, Inc. Deferred Compensation Plan for Non-Employee Directors

10.52	(11)	Letter Agreement between John Fuller and the Company, dated March 23, 2003

10.53		Letter Agreement between Tim Hackbardt and the Company, dated October 31, 2003

10.54		1999 Stock Incentive Plan as amended

21.1	(1)	Subsidiary List.

23.1		Independent Auditors’ Consent.

24.1		Powers of Attorney (Included under the caption “Signatures”).

31.1		Certification under Section 302 of the Sarbanes-Oxley Act of 2003 for Ralph Rubio

31.2		Certification under Section 302 of the Sarbanes-Oxley Act of 2003 for John Fuller

32.1		Certification under Section 906 of the Sarbanes-Oxley Act of 2003 for Ralph Rubio

32.2		Certification under Section 906 of the Sarbanes-Oxley Act of 2003 for John Fuller

99.1		The Ralph Rubio and Dionne M. Rubio Trust U/A dated June 18, 1993 Rule 10b5-1 Selling Plan

99.2		Ralph Rubio, Custodian for Ryan Rubio Rule 10b5-1 Selling Plan

99.3		Ralph Rubio, Custodian for Danielle M. Rubio Rule 10b5-1 Selling Plan

(1)	Incorporated by reference to the above noted exhibit to our registration statement on Form S-1 (333-75087) filed with the SEC on March 26, 1999, as amended.

(2)	Management contract or compensation plan.

(3)	Incorporated by reference to Exhibit 10.1 to our quarterly report on Form 10-Q filed with the SEC on May 9, 2000.

(4)	Incorporated by reference to Exhibit 10.1 to our quarterly report on Form 10-Q filed with the SEC on November 8, 2000.

(5)	Incorporated by reference to Exhibit 10.1 to our quarterly report on Form 10-Q filed with the SEC on May 16, 2001.

(6)	Incorporated by reference to our annual report on Form 10-K filed with the SEC on April 2, 2001.

(7)	Incorporated by reference to the above noted exhibit.

(8)	Incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed with the SEC on September 10, 2002.

(9)	Incorporated by reference to Exhibit 10.1 to our quarterly report on Form 10-Q filed with the SEC on August 14, 2002.

(10)	Incorporated by reference to Exhibit 99.2 to our current report on Form S-8 filed with the SEC on April 18, 2002.

(11)	Incorporated by reference to Exhibit 10.1 to our quarterly report on Form 10-Q filed with the SEC on November 12, 2003.

(b)	Reports on Form 8-K

The Company filed a current report on Form 8-K on November 4, 2003, reporting under Items 7 and 12 the results of operations for the third quarter..

(c)	Exhibits

The exhibits required by this item are listed under Item 15(a)(3).

(d)	Financial Statement Schedules

The financial statement schedules required by this Item are listed under Item 15(a)(2).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: March 19, 2004	RUBIO’S RESTAURANTS, INC.
/s/ Ralph Rubio
Ralph Rubio
Chief Executive Officer and Chairman

POWER OF ATTORNEY

     Know all persons by these present, that each person whose signature appears below constitutes and appoints Ralph Rubio or John Fuller, his or her attorney-in-fact, with power of substitution in any and all capacities, to sign any amendments to this annual report on Form 10-K, and to file the same with exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that the attorney-in-fact or his or her substitute or substitutes may do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Ralph Rubio Ralph Rubio	Chief Executive Officer and Chairman (Principal Executive Officer)	March 19, 2004

/s/ John Fuller John Fuller	Chief Financial Officer (Principal Financial and Accounting Officer)	March 19, 2004

/s/ Kyle A. Anderson Kyle A. Anderson	Director	March 19, 2004

/s/ Craig S. Andrews Craig S, Andrews	Director	March 19, 2004

/s/ Jack W. Goodall Jack W. Goodall	Director	March 19, 2004

/s/ Loren C. Pannier Loren C. Pannier	Director	March 19, 2004

/s/ Timothy J. Ryan Timothy J. Ryan	Director	March 19, 2004

RUBIO’S RESTAURANTS, INC.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

INDEPENDENT AUDITORS’ REPORT

Board of Directors and Stockholders of
Rubio’s Restaurants, Inc.

     We have audited the accompanying consolidated balance sheets of Rubio’s Restaurants, Inc. and subsidiary (the “Company”) as of December 28, 2003 and December 29, 2002, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss) and of cash flows for each of the three years in the period ended December 28, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Rubio’s Restaurants, Inc. and subsidiary as of December 28, 2003 and December 29, 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 28, 2003 in conformity with accounting principles generally accepted in the United States of America.

/s/ DELOITTE & TOUCHE LLP

San Diego, California
March 17, 2004

RUBIO’S RESTAURANTS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	December 28,	December 29,
	2003	2002
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$6,483	$8,578
Short-term investments	1,097	1,279
Income taxes receivable	104	357
Other receivables	1,259	818
Inventory	1,836	1,250
Prepaid expenses	530	600

Total current assets	11,309	12,882
PROPERTY — net	35,195	35,504
GOODWILL	193	—
LONG-TERM INVESTMENTS	2,247	—
OTHER ASSETS	329	366
DEFERRED INCOME TAXES	3,341	2,403

TOTAL	$52,614	$51,155

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$3,463	$1,990
Accrued expenses and other liabilities	6,735	3,832
Store closure reserve	230	559
Line of credit	—	1,000
Deferred income taxes	76	90

Total current liabilities	10,504	7,471
STORE CLOSURE RESERVE	647	1,248
DEFERRED INCOME	427	69
DEFERRED RENT	2,301	1,971
DEFERRED FRANCHISE REVENUE	20	36

Total liabilities	13,899	10,795

COMMITMENTS AND CONTINGENCIES (NOTE 6)
STOCKHOLDERS’ EQUITY:
Preferred stock, $.001 par value, 5,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $.001 par value, 75,000,000 shares authorized, 9,105,445 issued and outstanding in 2003, and 9,052,358 issued and outstanding in 2002	9	9
Paid-in capital	42,055	41,868
Deferred compensation	585	510
Accumulated other comprehensive income (loss)	(3)	3
Accumulated deficit	(3,931)	(2,030)

Total stockholders’ equity	38,715	40,360

TOTAL	$52,614	$51,155

See notes to consolidated financial statements.

RUBIO’S RESTAURANTS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Years Ended
	December 28, 2003	December 29, 2002	December 30, 2001
REVENUE:
Restaurant sales	$124,786	$119,310	$112,728
Franchise and licensing revenue	204	253	211

TOTAL REVENUE	124,990	119,563	112,939

COSTS AND EXPENSES:
Cost of sales	36,052	32,580	31,368
Restaurant labor, occupancy and other	73,325	67,553	64,682
General and administrative expenses	10,315	9,625	10,316
Depreciation and amortization	5,632	5,184	5,124
Pre-opening expenses	289	155	412
Asset impairment and store closure expense (reversal)	2,265	(815)	11,429
Loss on disposal/sale of property	230	250	102

TOTAL COSTS AND EXPENSES	128,108	114,532	123,433

OPERATING INCOME (LOSS)	(3,118)	5,031	(10,494)

OTHER (EXPENSE) INCOME:
Interest and investment income	88	113	281
Interest expense	(94)	(127)	(111)

Other (expense) income – net	(6)	(14)	170

INCOME (LOSS) BEFORE INCOME TAXES	(3,124)	5,017	(10,324)
INCOME TAX (EXPENSE) BENEFIT	1,223	(1,998)	3,867

NET INCOME (LOSS)	$(1,901)	$3,019	$(6,457)

NET INCOME (LOSS) PER SHARE:
Basic	$(0.21)	$0.33	$(0.72)

Diluted	$(0.21)	$0.33	$(0.72)

SHARES USED IN CALCULATING NET INCOME (LOSS) PER SHARE:
Basic	9,093	9,017	8,920

Diluted	9,093	9,137	8,920

See notes to consolidated financial statements.

RUBIO’S RESTAURANTS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)
(In thousands, except share data)

					Accumulated	Retained
	Common Stock			Deferred	Other Comprehensive	Earnings (Accumulated	Total Stockholders’	Total Comprehensive
	Shares	Amount	Paid-In Capital	Compensation	Income (Loss)	Deficit)	Equity	Income (Loss)
Balance, January 1, 2001	8,894,440	$9	$41,394	$137	$8	$1,408	$42,956
Exercise of common stock options, net of tax benefit	28,346		47				47
Deferred compensation – common stock options				80			80
Net loss						(6,457)	(6,457)	$(6,457)
Other comprehensive loss:
Net unrealized loss on available-for-sale investments, net of tax					(2)		(2)	(2)

Balance, December 30, 2001	8,922,786	9	41,441	217	6	(5,049)	36,624	$(6,459)

Exercise of common stock options, net of tax benefit	127,328		427				427
Deferred compensation – common stock options				293			293
Exercise of warrants	2,244
Net income						3,019	3,019	$3,019
Other comprehensive income:
Net unrealized loss on available-for-sale investments, net of tax					(3)		(3)	(3)

Balance, December 29, 2002	9,052,358	9	41,868	510	3	(2,030)	40,360	$3,016

Exercise of common stock options, net of tax benefit	53,087		187				187
Deferred compensation – common stock options				75			75
Net loss						(1,901)	(1,901)	$(1,901)
Other comprehensive loss:
Net unrealized loss on available-for-sale investments, net of tax					(6)		(6)	(6)

Balance, December 28, 2003	9,105,445	$9	$42,055	$585	$(3)	$(3,931)	$38,715	$(1,907)

See notes to consolidated financial statements.

RUBIO’S RESTAURANTS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended
	December 28,	December 29,	December 30,
	2003	2002	2001
OPERATING ACTIVITIES:
Net income (loss)	$(1,901)	$3,019	$(6,457)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	5,632	5,184	5,124
Deferred compensation	75	293	80
Asset impairment and store closure expense (reversal)	2,265	(815)	6,629
Loss on disposal/sale of property	230	250	102
Changes in assets and liabilities:
Income taxes receivable	253	440	(510)
Other receivables	(441)	(145)	465
Inventory	(586)	203	567
Prepaid expenses	70	136	(155)
Deferred income taxes	(952)	1,819	(3,269)
Other assets	37	(13)	73
Accounts payable	1,473	(1,015)	(1,323)
Accrued expenses and other liabilities	2,463	198	275
Store closure reserve	(488)	(1,855)	4,477
Deferred rent	330	363	90
Deferred income	358	69	—
Deferred franchise revenue	(16)	(51)	(13)

Cash provided by operating activities	8,802	8,080	6,155

INVESTING ACTIVITIES:
Purchases of property	(8,058)	(5,367)	(10,504)
Proceeds from sale of property	44	341	655
Purchases of investments	(6,002)	(2,612)	(13,045)
Sales and maturities of investments	3,932	2,999	19,091

Cash used in investing activities	(10,084)	(4,639)	(3,803)

FINANCING ACTIVITIES:
Proceeds from borrowings on line of credit	—	—	1,000
Principal payments on line of credit	(1,000)	—	—
Proceeds from exercise of common stock options, net of tax	187	427	47

Cash provided by (used in) financing activities	(813)	427	1,047

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(2,095)	3,868	3,399
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	8,578	4,710	1,311

CASH AND CASH EQUIVALENTS AT END OF YEAR	$6,483	$8,578	$4,710

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$43	$108	$16
Cash (received) paid for income taxes-net	$(542)	$(312)	$251

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING ACTIVITIES:

In conjunction with the acquisition of a previously franchised location, during 2003, the Company acquired assets with an estimated value of $392,000 for a purchase price of $585,000, resulting in goodwill of $193,000. As of December 28, 2003, $145,000 of the purchase price had been paid, and $440,000 had been recorded in accrued expenses.

See notes to consolidated financial statements.

RUBIO’S RESTAURANTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 28, 2003, DECEMBER 29, 2002 AND DECEMBER 30, 2001

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     NATURE OF OPERATIONS — Rubio’s Restaurants, Inc. was incorporated in California in 1985 and reincorporated in Delaware in 1997. Rubio’s Restaurants, Inc. has a wholly-owned subsidiary, Rubio’s Restaurants of Nevada, Inc. (collectively, the “Company”). As of December 28, 2003, the Company owns and operates a chain of 143 restaurants, three concessions and five franchise locations, in California, Arizona, Nevada, Colorado, Oregon and Utah.

     The Company’s 143 restaurants are located more specifically as follows: 63 in the greater Los Angeles, California area, 40 in San Diego, California, 21 in Phoenix/Tucson, Arizona, three in Denver, Colorado, seven in the San Francisco, California area, six in the Sacramento, California area, one in Portland, Oregon and two in Salt Lake City, Utah.

     PRINCIPLES OF CONSOLIDATION —The consolidated financial statements include the accounts of Rubio’s Restaurants, Inc. and its wholly-owned subsidiary. All significant intercompany transactions and accounts have been eliminated in consolidation.

     FISCAL YEAR — The Company operates and reports on a 52-53 week fiscal year ending on the last Sunday of December. Fiscal years 2003, 2002 and 2001, which ended on December 28, 2003, December 29, 2002 and December 30, 2001, respectively, included 52 weeks.

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

     INVESTMENTS — The Company’s investments are composed primarily of corporate bonds, certificates of deposit, municipal bonds, and asset backed securities. While it is the Company’s general intent to hold such securities until maturity, management will occasionally sell particular securities for cash flow purposes. Therefore, pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” the Company’s investments are classified as available-for-sale based upon the Company’s intent, and are accounted for at fair market value. The fair market value of such investments is determined based on quoted market prices at year end. Unrealized gains and losses on these investments are included as accumulated other comprehensive income in the consolidated statements of stockholders’ equity and comprehensive income (loss). Realized gains and losses on investments sold are determined based on the specific identification method and are included in interest and investment income. Short-term investments are investments with original maturities of greater than three months and remaining maturities of less than one year, or investments that are reasonably expected to be realized in cash or consumed in operations over the next year.

     Realized and unrealized gains (losses) on available-for-sale investments were not material for all years presented. As of December 28, 2003 and December 29, 2002, the fair market value of the Company’s investments was not significantly different from the amortized cost.

     Long-term investments valued at $2.2 million are pledged as collateral for a standby letter of credit related to the Company’s workers’ compensation policy (Note 5).

     INVENTORY — Inventory consists of food, beverage, paper and restaurant supplies, and is stated at the lower of cost (first-in, first-out method) or market value.

     PROPERTY — Property is stated at cost. A variety of costs are incurred in the leasing and construction of restaurant facilities. The costs of buildings under development include specifically identifiable costs. The capitalized costs include development costs, construction costs, salaries and related costs, and other costs incurred during the acquisition or construction stage. Salaries and related costs capitalized totaled $71,000, $81,000, and $192,000 for fiscal years 2003, 2002, and 2001, respectively. Depreciation and amortization of buildings, leasehold improvements, and equipment are computed using the straight-line method over the shorter of the estimated useful lives of the assets or the lease term. The lives for equipment are 3-7 years and for buildings and leasehold improvements, 5-20 years.

     GOODWILL – Goodwill, which represents the excess of the cost of an acquired business over the fair value of amounts assigned to assets acquired and liabilities assumed, is not amortized. Instead, goodwill is assessed for impairment under SFAS No. 142, “Goodwill and Other Intangible Assets” (Note 3).

     ASSET IMPAIRMENT AND STORE CLOSURE EXPENSE (REVERSAL) — The Company evaluates the carrying value of long-lived assets for impairment when a restaurant experiences a negative event, including, but not limited to, a significant downturn in sales, a substantial loss of customers, an unfavorable change in demographics or a store closure. Upon the occurrence of a negative event, the Company estimates the future undiscounted cash flows for the individual restaurants that are affected by the negative event. If the projected undiscounted cash flows do not exceed the carrying value of the assets at each restaurant, the Company recognizes an impairment loss to reduce the assets’ carrying amounts to their estimated fair values (for assets to be held and used) and fair value less cost to sell (for assets to be disposed of) based on the estimated discounted projected cash flows derived from the restaurant. The most significant assumptions in the analysis are those used to estimate a restaurant’s future cash flows. The Company generally uses the assumptions in its strategic plan and modifies them as necessary based on restaurant specific information.

     The Company makes decisions to close stores based on their cash flows and anticipated future profitability. The Company records losses associated with the closure of restaurants at the time the unit is closed. These store closure charges primarily represent a liability for the future lease obligations after the expected closure dates, net of estimated sublease income, if any.

     SELF-INSURANCE LIABILITIES – The Company is self-insured for a portion of its workers’ compensation insurance program. Maximum self-insured retention, including defense costs per occurrence, ranges from $250,000 during the claim year ended October 31, 2003 to $350,000 during the claim year ending October 31, 2004. Insurance liabilities are accounted for based on independent actuarial estimates of the amount of loss incurred. These estimates rely on actuarial observations of industry-wide historical claim loss development, and are subject to change based on actual loss development.

     DEFERRED RENT — Rent expense on operating leases with scheduled or minimum rent increases is expensed on the straight-line basis over the lease terms. Deferred rent represents the excess of rent charged to expense over rent payable under the lease agreement.

     FINANCIAL INSTRUMENTS — The carrying values of cash and cash equivalents, receivables, accounts payable and accrued expenses approximate fair values due to the short-term maturities of these instruments.

     REVENUE RECOGNITION — Revenues from the operation of Company-owned restaurants are recognized when sales occur. Franchise revenue is comprised of 1) area development fees, 2) new store opening fees, 3) royalties and 4) information technology help desk fees. Fees received pursuant to area development agreements under individual franchise agreements, which grant the right to develop franchised restaurants in future periods in specific geographic areas, are deferred and recognized as revenue on a pro rata basis as the individual franchised restaurants subject to the development agreements are opened. New store opening fees are recognized as revenue in the period a franchised location opens. Royalties from franchised restaurants are recorded in revenue as earned. Information technology help desk fees are collected annually and are recorded ratably into revenue.

     STORE PRE-OPENING EXPENSES — Costs incurred in connection with the training of personnel and promotion of new store openings are expensed as incurred.

     ADVERTISING — Advertising costs incurred to produce media advertising for new campaigns are expensed in the year in which the advertising first takes place. Other advertising costs are expensed when incurred. Advertising costs included in restaurant labor, occupancy and other expenses totaled $5.3 million, $4.9 million and $4.4 million for fiscal years 2003, 2002 and 2001, respectively.

     INCOME TAXES — The provision for income taxes is based on income (loss) reported in the financial statements. Deferred income taxes are provided to reflect temporary differences between the basis of assets and liabilities for financial reporting purposes and income tax purposes, as well as the effects of income tax credits.

     STOCK-BASED COMPENSATION —SFAS No. 123, “Accounting for Stock-Based Compensation” as amended by SFAS No. 148 “Accounting for Stock Based Compensation – Transition and Disclosure an amendment of FASB Statement No. 123”, provides accounting guidance related to stock-based employee compensation. SFAS No. 123, as amended, encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations for all periods presented. Accordingly, compensation cost for stock options granted to employees is measured as the excess, if any, of the fair value of the Company’s stock at the date of the grant over the amount an employee must pay to acquire the stock.

     The following table summarizes the impact on the Company’s net income (loss) had compensation cost been determined based upon the fair value at the grant date for awards under the stock option plans consistent with the methodology prescribed under SFAS No. 123 (in thousands, except per share data):

	Fiscal Years
	2003	2002	2001
Net income (loss), as reported	$(1,901)	$3,019	$(6,457)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	631	450	989

Pro forma net income (loss)	$(2,532)	$2,569	$(7,446)

Earnings (loss) per share:
Basic – as reported	$(0.21)	$0.33	$(0.72)
Basic – pro forma	(0.28)	0.28	(0.83)
Diluted – as reported	$(0.21)	$0.33	$(0.72)
Diluted – pro forma	(0.28)	0.28	(0.83)

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

     COMMON STOCK AND EARNINGS PER SHARE — Holders of common stock are entitled to one vote per share. Basic earnings per share is computed by dividing net income or loss by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed similar to basic earnings per share, except that the weighted average number of shares of common stock outstanding is increased to include the effect of dilutive common stock equivalents, which is comprised of stock options granted to employees under stock-based compensation plans that were outstanding during the period. Potential common stock equivalents are excluded from the diluted earnings per share computation when their effect would be antidilutive.

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

     RECENT ACCOUNTING PRONOUNCEMENTS —In December 2003, the Financial Accounting Standards Board (“FASB”) issued revised FASB Interpretation No. (“FIN”) 46R, “Consolidation of Variable Interest Entities”. This interpretation provides guidance on the identification of, and financial reporting for, variable interest entities. Variable interest entities are entities that lack the characteristics of a controlling financial interest or lack sufficient equity to finance activities without additional subordinated financial support. FIN 46R requires a company to consolidate a variable interest entity if that company is obligated to absorb the majority of the entity’s expected losses or is entitled to receive the majority of the entity’s residual returns, or both. FIN 46R also requires disclosures about variable interest entities that a company is not required to consolidate but in which it has a significant variable interest. FIN 46R is applicable immediately to variable interest entities created after February 1, 2003. For all variable interest entities created prior to February 1, 2003, FIN 46R is applicable to the first interim period ending after March 15, 2004. The Company is in the process of evaluating the impact this interpretation will have on its financial position or results of operations.

2. BALANCE SHEET DETAILS as of December 28, 2003 and December 29, 2002, respectively (in thousands):

	2003	2002
OTHER RECEIVABLES:
Tenant improvement receivables	$293	$210
Beverage usage receivables	224	274
Other	742	334

Total	$1,259	$818

INVESTMENTS:
Corporate bonds	$—	$1,111
Certificates of deposit	1,097	—
Municipal bonds	—	168
Mortgage and asset-backed securities	2,247	—

	3,344	1,279
Less: short-term investments	(1,097)	(1,279)

Long-term investments	$2,247	$—

PROPERTY — at cost:
Building and leasehold improvements	$31,963	$28,700
Equipment and furniture	28,149	26,238
Construction in process and related costs	2,590	244

	62,702	55,182
Less: accumulated depreciation and amortization	(27,507)	(19,678)

Total	$35,195	$35,504

ACCRUED EXPENSES AND OTHER LIABILITIES:
Compensation	$940	$917
Workers’ compensation	2,761	888
Sales taxes	908	861
Vacation pay	509	464
Advertising	324	109
Franchise repurchase	440	—
Gift certificates	304	232
Occupancy	117	99
Other	432	262

Total	$6,735	$3,832

3. GOODWILL

     On September 15, 2003, the Company acquired the assets of a previously franchised location for an estimated total cost of $585,000; $440,000 of which will be placed in an escrow account to be utilized by the franchisee as costs are incurred in building a new franchise location and $145,000 of which was paid in cash on September 29, 2003. The acquisition was accounted for under the purchase method of accounting, and the results of the unit’s operations have been included in the consolidated financial statements since that date. The purchase price was allocated to the assets acquired based upon their estimated fair values consisting of $236,000 related to leasehold improvements and $156,000 related to furniture and equipment. In addition, goodwill recognized in the acquisition amounted to $193,000 and that amount is expected to be fully deductible for tax purposes.

     As part of the purchase agreement, the Company may be required to make a contingent payment related to the acquisition, which would be treated as incremental purchase price. The Company, however, does not anticipate a material change to the purchase price of the assets acquired. As the acquisition is not considered a significant business combination, pro forma financial information is not presented.

     SFAS No. 142 requires goodwill to be tested annually at the same time every year, and when an event occurs or circumstances change, such that it is reasonably possible that an impairment may exist. The Company selected its fiscal year end as its annual date. As a result of the Company’s assessment at December 28, 2003, no impairment was indicated.

4. ASSET IMPAIRMENT AND STORE CLOSURE RESERVE

     The Company recorded asset impairment charges and store closure expense of $2.3 million during fiscal 2003. This was comprised of a charge of $2.7 million to write down the carrying value of 16 of its restaurants, a charge of $673,000 to increase its store closure reserve to reflect the difficulty in identifying suitable sublessees and the Company’s revised estimate that it will need to continue full lease payments longer than originally estimated, and a reversal of $1.1 million to decrease its store closure reserve based on lease terminations and subleases that were more favorable than the original estimates. Of the locations whose carrying values were written down in fiscal 2003, five were located outside of Southern California and four had been partially impaired in 2001. The Company currently plans to operate these restaurant locations through the end of their remaining lease terms, generally from 2005 through 2010.

     The Company recorded a net store closure reversal of $815,000 during fiscal 2002. This reversal was the net effect of a charge of $626,000 to reflect additional costs the Company expected to incur on its remaining lease obligations, combined with a reversal of $1.4 million based primarily on lease terminations and subleases that were more favorable than the original estimates and lower severance charges.

     The Company recorded asset impairment and store closure expense of $11.4 million during fiscal 2001. This charge was comprised of $6.6 million to write down the carrying value of five stores initially impaired in fiscal 2000 and an additional 11 stores which the Company closed in 2001, combined with a charge of $4.8 million consisting primarily of future lease obligations on these closed stores, severance, and other related charges.

     The components of the store closure reserve in fiscal 2002 and 2003 were as follows (in thousands):

		Store	Store
	Reserve Balance at	Closure	Closure		Reserve Balance at
	December 30, 2001	Expense	Reversal	Usage	December 29, 2002
Reserve for stores closed in 2001	$2,800	$327	$(963)	$(1,377)	$787
Reserve for stores closed in 2002 and to be closed	1,150	56	(104)	(124)	978
Severance and other costs	527	243	(374)	(354)	42

Total store closure reserve	4,477	$626	$(1,441)	$(1,855)	1,807

Less: current portion	(1,496)				(559)

Non-current	$2,981				$1,248

		Store	Store
	Reserve Balance at	Closure	Closure		Reserve Balance at
	December 29, 2002	Expense	Reversal	Usage	December 28,2003
Reserve for stores closed in 2001	$787	$359	$(459)	$(233)	$454
Reserve for stores closed in 2002 and to be closed	978	314	(615)	(254)	423
Severance and other costs	42	—	(41)	(1)	—

Total store closure reserve	1,807	$673	$(1,115)	$(488)	877

Less: current portion	(559)				(230)

Non-current	$1,248				$647

5. CREDIT FACILITIES

     REVOLVING LINE OF CREDIT — As of December 29, 2002, the Company had $1 million borrowed on its $12 million line of credit. In June 2003, the Company repaid this outstanding balance, and in August 2003, the Company terminated the line of credit agreement.

     LETTER OF CREDIT — On October 29, 2003, the Company obtained a letter of credit in the amount of $2.0 million related to the Company’s workers’ compensation insurance policy that matures in October 2004. The letter of credit is subject to automatic extension one year from the expiration date and thereafter, unless notification is made prior to the expiration date. The Company was also required, per the terms of the letter of credit, to pledge collateral of $2.2 million.

6. COMMITMENTS AND CONTINGENCIES

OPERATING LEASES — The Company leases restaurant and office facilities, land, vehicles and office equipment under various operating leases expiring through 2016. The leases generally provide renewal options from three to ten years. Certain leases are subject to scheduled annual increases or minimum annual increases based upon the consumer price index, not to exceed specific maximum amounts. Certain leases require contingent percentage rents based upon sales and other leases pass through common area charges to the Company. Rental expense under these operating leases was $13.9 million, $13.0 million and $12.1 million for fiscal years 2003, 2002 and 2001, respectively. Contingent percentage rent based on sales included in rental expense was $466,000, $313,000 and $320,000 for fiscal years 2003, 2002 and 2001, respectively.

     Future minimum annual lease commitments, including obligations for closed stores and minimum future sublease rentals expected to be received as of December 28, 2003, are as follows (in thousands):

	Company operated
	retail locations and	Sublease
FISCAL YEAR	other	income (A)
2004	$10,641	$(250)
2005	10,558	(275)
2006	9,709	(295)
2007	9,191	(294)
2008	8,422	(237)
Thereafter.	16,813	(956)

	$65,334	$(2,307)

(A)	The Company has subleased buildings to others, primarily as a result of closing certain underperforming Company-operated locations. These leases provide for fixed payments with contingent rents when sales exceed certain levels. Sublessees generally bear the cost of maintenance, insurance, and property taxes. The Company directly pays the rent on these master leases, and then collects associated sublease rent amounts from its sublessees.

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

The Company is unaware of any other litigation that could have a material adverse effect on its results of operations, financial position or business.

EMPLOYEE SAVINGS PLAN — The Company has a defined contribution 401(k) plan. This plan allows eligible employees to contribute a percentage of their salary, subject to annual limits, to the plan. The Company matches 25% of each eligible employee’s contributions up to 6% of gross salary. The Company’s contributions vest over a five-year period. The Company contributed $65,000, $86,000 and $60,000 for fiscal years 2003, 2002 and 2001, respectively.

7. INCOME TAXES

     The components of the income tax (expense) benefit for fiscal years 2003, 2002 and 2001 are as follows (in thousands):

	2003	2002	2001
Federal (expense) benefit:
Current	$220	$(105)	$509
Deferred	745	(1,450)	2,566
State (expense) benefit:
Current	57	(71)	89
Deferred	201	(372)	703

Total income tax (expense) benefit	$1,223	$(1,998)	$3,867

     The income tax (expense) benefit differs from the federal statutory rate because of the effect of the following items for fiscal years 2003, 2002 and 2001:

	2003	2002	2001
Statutory rate	34.0%	(34.0)%	34.0%
State income taxes, net of federal benefit	5.4	(5.8)	5.0
Non-deductible items	0.0	(0.2)	(1.7)
Other	(0.2)	0.2	0.2

Effective tax (expense) benefit rate	39.2%	(39.8)%	37.5%

     Deferred income taxes are provided to reflect temporary differences in the basis of net assets for income tax and financial reporting purposes, as well as available tax credit carryforwards.

     The tax-effected temporary differences and credit carryforwards comprising the Company’s deferred income taxes as of December 28, 2003 and December 29, 2002 are as follows (in thousands):

	2003	2002
Reserves currently not deductible	$766	$910
Deferred rent	986	844
Federal credits	614	658
Difference between book and tax basis of property	146	(228)
Net operating losses	658	125
State taxes	(249)	(145)
Deferred compensation	251	219
Deferred income	153	—
Other	(60)	(70)

Net deferred income tax asset	$3,265	$2,313

Net current deferred income tax liability	$(76)	$(90)

Net non-current deferred income tax asset	$3,341	$2,403

     As of December 28, 2003, the Company has federal and state net operating loss carryforwards available to offset future taxable income of approximately $1.5 million and $1.8 million, respectively. These federal and state net operating loss carryforwards expire at various dates beginning in 2023 and 2008, respectively. The Company also has federal credit carryforwards available to offset future tax liabilities of approximately $614,000.

8. STOCKHOLDERS’ EQUITY

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

     The stock issuable under the 1999 Plan shall be shares of authorized but unissued or reacquired common stock, including shares repurchased by the Company on the open market. A total of 2,496,179 shares of common stock have been authorized for issuance under the 1999 Plan, which includes the shares subject to outstanding options under the predecessor plans. The number of shares of common stock reserved for issuance under the 1999 Plan will automatically increase on the first trading day in January each year. The increase will be equal to 3% of the total number of shares of common stock outstanding as of the last trading day in December of the preceding year, not to exceed 450,000 shares in any given year. An additional 300,000 shares were authorized by shareholder approval in June 2002. In addition, no participant in the 1999 Plan may be granted stock options, separately exercisable stock appreciation rights and direct stock issuances for more than 500,000 shares of common stock in the aggregate per calendar year. Each option shall have a maximum term of either five or ten years, depending on the related program, and is subject to earlier termination in the event of the optionee’s termination of service. Options granted under the 1999 Plan generally become exercisable 20% after one year of service and then the remaining 80% ratably over the second through fifth years of service.

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

     iv) 1999 EMPLOYEE STOCK PURCHASE PLAN — On March 18, 1999 and March 24, 1999, the Board of Directors and stockholders, respectively, approved the 1999 Employee Stock Purchase Plan (“ESPP”). The ESPP became effective upon the execution of the underwriting agreement and pricing of the common stock with respect to the Company’s initial public offering. The ESPP allows eligible employees, as specified in the ESPP, to purchase shares of common stock in semi-annual intervals through payroll deductions under this plan. The accumulated payroll deductions will be applied to the purchase of shares on the employee’s behalf at a price per share equal to 85% of the lower of (1) the fair market value of the Company’s common stock at the date of entry into the current offering period or (2) the fair market value on the purchase date. An initial reserve of 200,000 shares of common stock has been authorized for issuance under the ESPP. The Board of Directors may alter, suspend or discontinue the ESPP. However, certain amendments to the ESPP may require stockholder approval. There was no activity under the ESPP during fiscal years 2003, 2002 and 2001.

DEFERRED COMPENSATION

     Total deferred compensation for fiscal 1998 and 1999 grants less forfeitures was recorded ratably over the vesting period of the respective options. The Company recorded $43,000 and $50,000 of compensation expense associated with these option grants for fiscal years 2002 and 2001, respectively. These option grants were fully amortized as of December 29, 2002.

     In October 2001, the Company granted common stock options for the purchase of 50,000 shares of common stock to a non-employee board member for consulting services. Total deferred compensation for the grant was being recorded ratably over the service period of the consulting agreement. The Company recorded $162,000 and $30,000 of compensation expense associated with this option grant during fiscal years 2002 and 2001, respectively. This option grant was fully amortized as of December 29, 2002.

     On June 14, 2002, the Company granted common stock options for the purchase of 50,000 shares of common stock to a non-employee board member for consulting services. Total deferred compensation for the grant was recorded ratably over the service period of the consulting agreement. The Company recorded $75,000 and $88,000 of compensation expense associated with this option grant during fiscal years 2003 and 2002, respectively. This option grant was fully amortized as of December 28, 2003.

     The Company adopted a non-employee deferred compensation plan on March 6, 2003. Under this plan, non-employee directors may defer fees into either a cash account or into discounted options under our 1999 Stock Incentive Plan. Any deferrals into cash will be credited to a cash account that will accrue earnings at an annual rate of 2% above the prime lending rate. At the time of election a participant must choose the dates on which the cash benefit will be distributed. Distributions will be made on options the later of the January 15 of the year following the date the participant’s board service terminates or six months from the date of termination. Alternatively, a participant may elect to be paid in up to ten (10) annual installments after board service terminates. Any deferral for the acquisition of discounted stock options will be such that the price to exercise the option will be 33-1/3% of the fair market value of the stock on the option grant date.

     The following is a summary of stock option activity for fiscal years 2001, 2002 and 2003:

	Shares		Weighted
			Average
	Options		Exercise
	Available	Options	Price Per
	for Grant	Outstanding	Share
Balance at January 1, 2001	296,667	1,039,234	$6.91
Authorized	266,833	—	$—
Granted	(519,916)	519,916	$4.23
Exercised	—	(28,346)	$1.66
Forfeited	203,470	(203,470)	$6.64

Balance at December 30, 2001	247,054	1,327,334	$6.02
Authorized	567,684	—	$—
Granted	(580,979)	580,979	$6.88
Exercised	—	(127,328)	$2.98
Forfeited	416,930	(416,930)	$7.18

Balance at December 29, 2002	650,689	1,364,055	$6.31
Authorized	271,571	—	$—
Granted	(628,450)	628,450	$5.59
Exercised	—	(53,087)	$3.23
Forfeited	248,458	(248,458)	$5.93

Balance at December 28, 2003	542,268	1,690,960	$6.20

Exercisable, December 30, 2001		574,173	$6.22

Exercisable, December 29, 2002		623,192	$6.24

Exercisable, December 28, 2003		699,960	$6.47

     The pro forma compensation costs presented in Note 1 were determined using the weighted average fair values at the date of grant for options granted during 2003, 2002 and 2001 of $3.69, $4.45 and $2.93 per share, respectively. The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Fiscal Years
	2003	2002	2001
Expected dividend	None	None	None
Expected stock price volatility	66%	66%	70%
Risk-free interest rate	3.3%	4.0%	4.0%
Expected lives of options	5 years	5 years	5 years

     The estimated fair value of options granted is subject to the assumptions made, and if the assumptions changed, the estimated fair value amounts could be significantly different.

     The following table summarizes information as of December 28, 2003 concerning currently outstanding and exercisable options:

	Options Outstanding			Options Exercisable
		Weighted Average			Weighted
		Remaining			Average
	Number	Contractual Life	Weighted Average	Number	Exercise
Range of Exercise Prices	Outstanding	(Years)	Exercise Price	Exercisable	Price
$ 1.00 – $ 4.97	419,585	8.14	$4.28	198,211	$3.71
$ 5.00 – $ 6.50	902,141	8.90	$6.19	202,344	$6.20
$ 7.00 – $ 9.00	297,234	5.84	$7.93	231,439	$7.95
$10.00 – $15.60	72,000	5.47	$10.31	67,966	$10.30

	1,690,960	8.03	$6.20	699,960	$6.47

9. EARNINGS PER SHARE

     A reconciliation of basic and diluted earnings per share in accordance with SFAS No. 128 is as follows (in thousands, except per share data):

	Fiscal Years
	2003	2002	2001
Numerator
Basic:
Net income (loss)	$(1,901)	$3,019	$(6,457)
Denominator
Basic:
Weighted average common shares outstanding	9,093	9,017	8,920
Diluted:
Effect of dilutive securities:
Common stock options	—	120	—

Total weighted average common and potential common shares outstanding	9,093	9,137	8,920

Income (loss) per share:
Basic	$(0.21)	$0.33	$(0.72)
Diluted	$(0.21)	$0.33	$(0.72)

     For fiscal years 2003 and 2001, common stock options of 1,690,960 and 1,327,334, respectively, were not included in the computation of diluted earnings per share as their impact would have been anti-dilutive.

10. SEGMENT INFORMATION

     The Company owns and operates high-quality, quick-casual Mexican restaurants under the name “Rubio’s Fresh Mexican Grill”, with restaurants primarily in California, Arizona, Nevada, Colorado, Oregon and Utah. In accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information”, the Company currently considers its business to consist of one reportable operating segment.

11. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

     Summarized unaudited quarterly financial data (in thousands, except per share data) for fiscal 2003 and 2002 was as follows:

	Fiscal 2003
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Total revenue	$30,466	$31,449	$32,666	$30,409
Operating income (loss)	$104	$(5,252)	$1,417	$613
Net income (loss)	$56	$(3,147)	$836	$354
Basic net income (loss) per share	$0.01	$(0.35)	$0.09	$0.04
Diluted net income (loss) per share	$0.01	$(0.35)	$0.09	$0.04

	Fiscal 2002
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Total revenue	$29,878	$30,701	$30,799	$28,185
Operating income	$712	$1,888	$2,202	$229
Net income	$427	$1,128	$1,316	$148
Basic net income per share	$0.05	$0.13	$0.15	$0.02
Diluted net income per share	$0.05	$0.12	$0.14	$0.02

     Net income (loss) per share is computed independently for each of the quarters presented and therefore may not sum to the annual amount for the year.