Form 10-Q
period 2004-03-28
RUBIOS RESTAURANTS INC
filed 2004-05-12
CIK 1082423

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 28, 2004

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number: 000-26125

RUBIO’S RESTAURANTS, INC.

(Exact Name of Registrant as Specified in Its Charter)

DELAWARE	33-0100303
(State or Other Jurisdiction of	(I.R.S. Employer Identification Number)
Incorporation or Organization)

1902 WRIGHT PLACE, SUITE 300, CARLSBAD, CALIFORNIA 92008
(Address of Principal Executive Offices, Including Zip Code)

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

     As of April 30, 2004 there were 9,107,995 shares of the Registrant’s common stock, par value $0.001 per share, outstanding.

RUBIO’S RESTAURANTS, INC.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

RUBIO’S RESTAURANTS, INC.

CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	March 28,	December 28,
	2004	2003
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$4,593	$6,483
Short-term investments	4,997	1,097
Other receivables	1,273	1,363
Inventory	1,550	1,836
Prepaid expenses	638	530

Total current assets	13,051	11,309
PROPERTY – Net	34,911	35,195
GOODWILL	193	193
LONG-TERM INVESTMENTS	2,247	2,247
OTHER ASSETS	354	329
DEFERRED INCOME TAXES	2,928	3,341

TOTAL	$53,684	$52,614

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$1,663	$3,463
Accrued expenses and other liabilities	9,013	6,735
Store closure reserve	192	230
Deferred income taxes	44	76

Total current liabilities	10,912	10,504
STORE CLOSURE RESERVE	608	647
DEFERRED INCOME	483	427
DEFERRED RENT	2,363	2,301
DEFERRED FRANCHISE REVENUE	20	20

Total liabilities	14,386	13,899

COMMITMENTS AND CONTINGENCIES (NOTE 4)
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.001 par value, 5,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.001 par value, 75,000,000 shares authorized, 9,107,995 issued and outstanding in 2004, and 9,105,445 issued and outstanding in 2003	9	9
Paid-in capital	42,066	42,055
Deferred compensation	585	585
Accumulated other comprehensive loss	(3)	(3)
Accumulated deficit	(3,359)	(3,931)

Total stockholders’ equity	39,298	38,715

TOTAL	$53,684	$52,614

See notes to consolidated financial statements-unaudited.

RUBIO’S RESTAURANTS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS – UNAUDITED
(In thousands, except per share data)

	13 Weeks Ended
	March 28, 2004	March 30, 2003
REVENUE:
Restaurant sales	$33,503	$30,405
Franchise and licensing revenue	34	61

TOTAL REVENUE	33,537	30,466

COSTS AND EXPENSES:
Cost of sales	9,152	8,981
Restaurant labor, occupancy and other	19,039	17,563
General and administrative expenses	2,903	2,423
Depreciation and amortization	1,486	1,384
Pre-opening expenses	53	45
Asset impairment and store closure reversal	(10)	—
(Gain) loss on disposal/sale of property	3	(34)

TOTAL COSTS AND EXPENSES	32,626	30,362

OPERATING INCOME	911	104

OTHER INCOME (EXPENSE):
Interest and investment income	42	20
Interest expense	—	(30)

OTHER INCOME (EXPENSE) – NET	42	(10)

INCOME BEFORE INCOME TAXES	953	94
INCOME TAX EXPENSE	381	38

NET INCOME	$572	$56

NET INCOME PER SHARE:
Basic	$0.06	$0.01

Diluted	$0.06	$0.01

SHARES USED IN CALCULATING NET INCOME PER SHARE:
Basic	9,105	9,070

Diluted	9,185	9,131

See notes to consolidated financial statements-unaudited.

RUBIO’S RESTAURANTS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED
(In thousands)

	13 Weeks Ended
	March 28, 2004	March 30, 2003
OPERATING ACTIVITIES:
Net income	$572	$56
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,486	1,384
Deferred compensation	—	41
Asset impairment and store closure reversal	(10)	—
(Gain) loss on disposal/sale of property	3	(34)
Changes in assets and liabilities:
Other receivables	90	233
Inventory	286	147
Prepaid expenses	(108)	(1,125)
Other assets	(25)	8
Accounts payable	(1,800)	(102)
Accrued expenses and other liabilities	2,278	897
Deferred income taxes	381	(139)
Store closure reserve	(67)	(135)
Deferred income	56	329
Deferred rent	62	101
Deferred franchise revenue	—	(10)

Cash provided by operating activities	3,204	1,651

INVESTING ACTIVITIES:
Purchases of property	(1,205)	(2,020)
Proceeds from sale of property	—	61
Purchases of investments	(3,900)	(1,485)
Sales and maturities of investments	—	600

Cash used in investing activities	(5,105)	(2,844)

FINANCING ACTIVITIES:
Proceeds from exercise of common stock options, net of tax	11	84

Cash provided by financing activities	11	84

DECREASE IN CASH AND CASH EQUIVALENTS	(1,890)	(1,109)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	6,483	8,578

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$4,593	$7,469

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$—	$23
Cash received for income taxes, net	$—	$10

See notes to consolidated financial statements-unaudited.

RUBIO’S RESTAURANTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

     The accompanying consolidated financial information has been prepared by Rubio’s Restaurants, Inc. and its wholly-owned subsidiary, Rubio’s Restaurants of Nevada, Inc. (collectively, the “Company”) without audit and reflects all adjustments, consisting of normal and recurring adjustments, which are in the opinion of management, necessary for a fair presentation of the financial position and results of operations for the interim periods. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and in accordance with the regulations of the Securities and Exchange Commission (“SEC”). Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such SEC rules and regulations. These unaudited consolidated financial statements and related notes should be read in conjunction with the consolidated financial statements and related notes for the fiscal year ended December 28, 2003 included in the Company’s annual report on Form 10-K and the review of our more critical accounting policies identified under the caption “Critical Accounting Policies” in that report. Results for the interim periods presented in this report are not necessarily indicative of results which may be reported for any other interim period or for the entire fiscal year.

Recent Accounting Pronouncements

     In December 2003, the Financial Accounting Standards Board (“FASB”) issued revised FASB Interpretation No. (“FIN”) 46R, “Consolidation of Variable Interest Entities”. This interpretation provides guidance on the identification of, and financial reporting for, variable interest entities. Variable interest entities are entities that lack the characteristics of a controlling financial interest or lack sufficient equity to finance activities without additional subordinated financial support. FIN 46R requires a company to consolidate a variable interest entity if that company is obligated to absorb the majority of the entity’s expected losses or is entitled to receive the majority of the entity’s residual returns, or both. FIN 46R also requires disclosures about variable interest entities that a company is not required to consolidate but in which it has a significant variable interest. FIN 46R is applicable immediately to variable interest entities created after February 1, 2003. For all variable interest entities created prior to February 1, 2003, FIN 46R is applicable to the first interim period ending after March 15, 2004. We do not believe that this interpretation will have a material impact on our financial statements or results of operations.

Stock-Based Compensation

     SFAS No. 123, “Accounting for Stock Based-Compensation” as amended by SFAS No. 148, “Accounting for Stock Compensation – Transition and Disclosure, an amendment of FASB Statement No. 123,” provides accounting guidance related to stock-based employee compensation. SFAS No. 123, as amended, encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations for all periods presented. Accordingly, compensation cost for stock options is measured as the excess, if any, of the fair value of the Company’s stock at the date of the grant over the amount an employee must pay to acquire the stock.

     The following table summarizes the impact on the Company’s net income had compensation cost been determined based upon the fair value at the grant date for awards under the stock option plans consistent with the methodology prescribed under SFAS No. 123 (in thousands, except per share data):

	13 Weeks Ended
	March 28,	March 30,
	2004	2003
Net income as reported	$572	$56
Deduct: Stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	267	97

RUBIO’S RESTAURANTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED

	13 Weeks Ended
	March 28,	March 30,
	2004	2003
Pro forma net income (loss)	$305	$(41)

Net income (loss) per share:
Basic – as reported	$0.06	$0.01
Basic – pro forma	$0.03	$0.00
Diluted – as reported	$0.06	$0.01
Diluted – pro forma	$0.03	$0.00

     The pro forma compensation costs were determined using the weighted average fair values at the date of grant for options granted during the 13 weeks ended March 28, 2004 and March 30, 2003 of $3.70 and $2.47 per share, respectively. The fair value of each option granted was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	13 Weeks Ended
	March 28,	March 30,
	2004	2003
Expected dividend yield	None	None
Expected stock price volatility	65%	42%
Risk-free interest rate	3.1%	4.0%
Expected lives of options	5 years	5 years

Reclassifications

     Certain reclassifications have been made to the December 28, 2003 and March 30, 2003 consolidated financial statements to conform to the March 28, 2004 presentation.

2. BALANCE SHEET DETAILS

     Balance Sheet details as of March 28, 2004 and December 28, 2003, respectively (in thousands) are as follows:

	March 28, 2004	December 28, 2003
OTHER RECEIVABLES:
Tenant improvement receivables	$75	$293
Beverage usage receivables	210	224
Income tax receivable	104	104
Other receivables	884	742

Total	$1,273	$1,363

INVESTMENTS:
Certificates of deposit	$4,997	$1,097
Mortgage and asset-backed securities	2,247	2,247

	7,244	3,344
Less: Short-term investments	(4,997)	(1,097)

Long-term investments	$2,247	$2,247

PROPERTY – Net:
Building and leasehold improvements	$33,303	$31,963
Equipment and furniture	29,342	28,149
Construction in process and related costs	1,258	2,590

	63,903	62,702
Less: Accumulated depreciation and amortization	(28,992)	(27,507)

Total	$34,911	$35,195

RUBIO’S RESTAURANTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED

	March 28, 2004	December 28, 2003
ACCRUED EXPENSES AND OTHER LIABILITIES:
Compensation	$2,174	$940
Workers’ compensation	2,900	2,761
Sales taxes	1,088	908
Vacation pay	545	509
Advertising	985	324
Franchise repurchase	440	440
Gift certificates	41	304
Occupancy	77	117
Other	763	432

Total	$9,013	$6,735

3. ASSET IMPAIRMENT AND STORE CLOSURE RESERVE

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

     The changes in the store closure reserve during the 13 weeks ended March 28, 2004 were as follows (in thousands):

	Reserve Balance				Reserve
	at	Store	Store		Balance at
	December 28,	Closure	Closure		March 28,
	2003	Expense	Reversal	Usage	2004
Reserve for stores closed in 2001	$454	$—	$(21)	$(18)	$415
Reserve for stores closed in 2002 and 2003	423	11	—	(49)	385

Total store closure reserve	877	$11	$(21)	$(67)	800

Less: current portion	(230)				(192)

Non-current	$647				$608

     During the 13 weeks ended March 28, 2004, the store closure reserve was increased $11,000 to reflect additional expenses incurred to find a suitable sublessee, and decreased $21,000 to reflect additional sublease income received.

4. COMMITMENTS AND CONTINGENCIES

Litigation

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

RUBIO’S RESTAURANTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED

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

5. NET INCOME PER SHARE

     A reconciliation of basic and diluted income per share in accordance with SFAS No. 128, “Earnings Per Share,” is as follows (in thousands, except per share data):

	13 Weeks Ended
	March 28, 2004	March 30, 2003
Numerator
Net income	$572	$56

Denominator
Basic:
Weighted average common shares outstanding	9,105	9,070
Diluted:
Effect of dilutive securities:
Common stock options	80	61

Total weighted average common and potential common shares outstanding	9,185	9,131

Net income per share:
Basic	$0.06	$0.01

Diluted	$0.06	$0.01

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

Overview

     We opened our first restaurant under the name “Rubio’s, Home of the Fish Taco” in 1983, and have since grown to 150 restaurants, including 145 Company-operated and 5 franchise locations. We position our restaurants in the high-quality, quick-casual Mexican food segment of the restaurant industry. Our business strategy is to become the leading brand in this industry segment.

     In our first quarter of 2004, we continued to improve our economic model. As such, we focused on executing operations excellence and marketing initiatives, and had controlled new unit growth.

     While we had a loss for fiscal year 2003, we were profitable in the second half of 2003, and have continued this favorable trend in the first quarter of 2004. In this profitable first quarter, we gained the benefit of two new restaurants opened in 2004 and 9 new/acquired stores opened in 2003. Our first quarter 2004 results were primarily due to our success in improving the performance of our existing restaurants by growing sales and controlling costs. We accomplished the cost improvement through a variety of initiatives implemented during the second half of 2003 and early 2004. We continue to work diligently to control food and labor costs. We have instituted additional safety programs to reduce workers’ compensation costs, an area that drove the majority of our increase in labor costs in the first half of 2003. We have also focused on reducing our product costs by continuously working with our suppliers to get the best prices available in the market and through strong daily management at the restaurant level.

     Our focus has been on continuous improvement in our existing restaurants’ economic model. This includes working to increase our average unit volumes, and to reduce costs, which results in improvement in our gross margin. In the first quarter, we continued our focus on periodic promotions. These promotions were designed to drive traffic into our units, and we believe that they were successful because we posted a first quarter comp sales increase of 4%. The goal of our menu is to maintain our heritage of offering distinctive and less expensive fish and seafood items, while expanding our offerings of more expensive chicken, pork and beef items. We believe providing this variety of items will continue to improve our overall financial performance by attracting new guests and increasing the frequency of visits by existing guests. We also believe that the greater variety of chicken, beef and pork items will be better received in new geographic markets outside of Southern California, once we renew our expansion efforts outside of California.

     We believe that our focus on improving the economic model in the existing restaurant system in 2004 will position us well for expanded growth. While we have not emphasized franchising in the past, we do have two signed franchise agreements as of March 28, 2004, representing commitments to open 6 units, one of which was open as of March 28, 2004. During the first quarter of 2004, we also opened two company-owned restaurants in the Los Angeles area using our “prototype” look. We also entered into a food service partnership with the new Petco Park baseball stadium in San Diego, where we will serve our fish tacos and quesadillas at three separate concession areas located throughout the stadium. Our current expansion plan calls for us to open five to eight company-owned restaurants in fiscal 2004.

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

     We have several critical accounting policies, which were discussed in our 2003 Annual Report on Form 10-K, that are both important to the portrayal of our financial condition and results of operations and require management’s most difficult, subjective and complex judgments. Typically, the circumstances that make these judgments complex and difficult have to do with making estimates about the effect of matters that are inherently uncertain. During the 13 weeks ended March 28, 2004, we have not adopted any new accounting policies that are considered critical accounting policies nor have there been any significant changes related to our critical accounting policies that would have a material impact on our consolidated financial position, results of operations, cash flow or our ability to conduct business.

Results of Operations

     All comparisons in the following section refer to the 13-week period ended March 28, 2004 and the 13-week period ended March 30, 2003, unless otherwise indicated.

     Our operating results, expressed as a percentage of total revenue, were as follows:

	13 Weeks Ended
	March 28, 2004	March 30, 2003
Total revenue	100.0%	100.0%
Costs and expenses:
Cost of sales	27.3	29.5
Restaurant labor, occupancy and other	56.8	57.6
General and administrative expenses	8.7	8.0
Depreciation and amortization	4.4	4.5
Pre-opening expenses	0.1	0.1
Asset impairment and store closure reversal	—	—
(Gain) loss on disposal/sale of property	—	—

Operating income	2.7	0.3
Other income (expense) - net	0.1	—

Income before income taxes	2.8	0.3
Income tax expense	(1.1)	(0.1)

Net income	1.7%	0.2%

13 WEEKS ENDED MARCH 28, 2004 COMPARED TO THE 13 WEEKS ENDED MARCH 30, 2003

     Results of operations reflect 13 weeks of operations for 143 restaurants and a partial period of operations for two restaurants for the 13 weeks ended March 28, 2004. Results of operations also reflect 13 weeks of operations for 135 restaurants and a partial period of operations for two restaurants for the 13 weeks ended March 30, 2003.

     TOTAL REVENUE. Total revenue increased $3.0 million or 10.1%, to $33.5 million for the 13 weeks ended March 28, 2004 from $30.5 million for the 13 weeks ended March 30, 2003. The increase in 2004 was primarily due to sales of $0.3 million from our two 2004 store openings, a $1.6 million increase in sales generated by a full quarter of operations from units opened in 2003 that were not yet in our comparable unit base and an increase in comparable store sales of $1.2 million or 4.0%, offset by a decrease of $0.1 million in sales at the one store that closed in 2003. Units enter the comparable store base after 15 full months of operation. The increase in comparable sales was primarily due to a 0.2% increase in average check, combined with a 3.8% increase in transactions.

     COST OF SALES. Cost of sales as a percentage of revenue decreased to 27.3% in the 13 weeks ended March 28, 2004 from 29.5% in the 13 weeks ended March 30, 2003. This 2.2 margin basis point decrease is a direct result of the initiatives we started in the last half of 2003 to reduce food costs. During the first part of 2003, we experienced higher food and paper costs associated with our larger portions, more menu variety, expanded salsa bar and upgraded packaging for our brand repositioning. In addition, our new menu variety resulted in an anticipated shift in our product mix from lower priced fish menu items to higher priced chicken and steak menu items. In an effort to reduce these costs, during the second half of 2003, we sourced new vendors and switched to less expensive packaging, in addition to implementing a small price increase. Though our chicken and steak costs remained stable during our first quarter ended March 28, 2004, we anticipate that these costs will continue to rise due to recent price increases in both the poultry and cattle markets. We will be running promotions that emphasize our lower cost fish and pork items during the remainder of 2004 in order to offset the increased poultry and cattle prices.

     RESTAURANT LABOR, OCCUPANCY AND OTHER. Restaurant labor, occupancy, and other expenses as a percentage of revenue decreased to 56.8% for the 13 weeks ended March 28, 2004 from 57.6% for the 13 weeks ended March 30, 2003. This 0.8 margin basis point decrease is the net effect of a 0.5% increase in workers’ compensation expenses, a 0.8% decrease in training labor and unit operating expenses, and a 0.5% decrease in relatively fixed unit operating costs such as occupancy and utilities. Workers’

compensation expenses increased during the 13 weeks ended March 28, 2004 as compared with the 13 weeks ended March 30, 2003 due to the fact that our workers’ compensation expenses during the first half of 2003 were based on an estimated loss development reserve that proved to be too low. We have since increased our workers’ compensation accruals to reflect our higher estimated loss development. We do not anticipate the need to significantly adjust our workers’ compensation accrual in 2004. Actual loss development, however, may be better or worse than the development estimated by the actuary, which could positively or negatively impact our results of operations. Labor and unit operating expenses were higher in the first quarter of 2003 than during the first quarter of 2004 as we incurred higher training, supply, repair, and uniform costs associated with our brand repositioning mentioned in the discussion of cost of sales above. Generally, operating costs are lower in the current period as compared with the prior year period as many operating expenses in a retail unit are semi-fixed, and therefore, represent a lower percentage of revenue when retail sales decline.

     GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses were $2.9 million or 8.7% of revenue for the 13 weeks ended March 28, 2004, as compared to $2.4 million or 8.0% of revenue for the 13 weeks ended March 30, 2003. The 0.7 margin basis point increase as a percentage of revenue was primarily due to a 0.3% increase in labor costs, a 0.2% increase in recruiting costs, and a 0.2% increase in professional service fees.

     DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense of $1.5 million in the 13 weeks ended March 28, 2004 increased $0.1 million from $1.4 million for the 13 weeks ended March 30, 2003. The $0.1 million increase was primarily due to the additional depreciation on the seven new units opened since March 30, 2003, as well as the two franchise stores converted to Company-owned restaurants during this same time period. These increases were partially offset by reductions in depreciation expense due to the closure of one store and to the impairment charge, both of which were recorded in the second quarter of 2003.

     PRE-OPENING EXPENSES. Pre-opening expenses remained relatively constant at $53,000 for the 13 weeks ended March 28, 2004 compared to $45,000 for the 13 weeks ended March 30, 2003.

     ASSET IMPAIRMENT AND STORE CLOSURE EXPENSE. In the 13 weeks ended March 28, 2004, the Company reversed $10,000, net, of its store closure expense as compared with no charges or reversals during the 13 weeks ended March 30, 2003. This $10,000 reversal was the net effect of an $11,000 increase to reflect additional expenses incurred to find a suitable sublessee, combined with a $21,000 reversal to reflect additional sublease income received.

     OTHER INCOME (EXPENSE) - NET. Net other income (expense) fluctuated to $42,000 income for the 13 weeks ended March 28, 2004 from $10,000 expense for the 13 weeks ended March 30, 2003. Interest income increased to $42,000 for the 13 weeks ended March 28, 2004 from $20,000 for the 13 weeks ended March 30, 2003 primarily due to the increase in our interest- bearing investments from $3.3 million in 2003 to $7.2 million in 2004. No interest expense was recorded for the 13 weeks ended March 28, 2004 as compared with $30,000 for the 13 weeks ended March 30, 2003 due to the fact that we repaid our $1.0 million line of credit during 2003.

     INCOME TAXES. The income tax expense for the 13 weeks ended March 28, 2004 and March 30, 2003 is based on the approximate annual effective tax rate of 40% applied to the respective period’s pretax book income. The 40% tax rate applied to the 13 weeks ended March 28, 2004 comprises the federal and state statutory rates based on the estimated annual effective rate on a pre-tax income of $1.0 million. The 40% tax rate applied to the 13 weeks ended March 30, 2003 comprises the federal and state statutory rates based on the estimated annual effective rate on pre-tax income of $94,000.

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

Inflation

     Components of our operations subject to inflation include food, beverage, lease, utility, labor and insurance costs. Substantial increases in costs and expenses, particularly food, supplies, labor, and operating expenses could have a significant impact on our operating results to the extent that such increases cannot be passed along to our guests. Our leases require us to pay taxes, maintenance, repairs, insurance and utilities, all of which are subject to inflationary increases. We believe inflation with respect to workers’ compensation insurance and utility expense has had a material impact on our results of operations in 2003 and 2002. Additionally, accrued expenses and other liabilities associated with workers’ compensation insurance, as reflected on our consolidated balance sheets, increased by $0.1 million to $2.9 million as of March 28, 2004 from $2.8 million as of December 28, 2003.

Liquidity and Capital Resources

     We have funded our capital requirements in recent years through public sale of equity securities, private placement of preferred stock, bank debt and cash flow from operations. We generated $3.2 million in cash flow from operating activities for the 13 weeks ended March 28, 2004 compared to $1.7 million for the 13 weeks ended March 30, 2003.

     Net cash used in investing activities was $5.1 million for the 13 weeks ended March 28, 2004 compared to net cash used in investing activities of $2.8 million for the 13 weeks ended March 30, 2003. Net cash used in investing activities for the 13 weeks ended March 28, 2004 included $1.2 million in capital expenditures and $3.9 million in purchases of investments. Net cash used in investing activities for the 13 weeks ended March 30, 2003 consisted of $2.0 million in capital expenditures and $1.5 million in purchases of investments, partially offset by $0.7 million in proceeds received from the sale of property and the sale/maturities of investments.

     Net cash provided by financing activities was $11,000 for the 13 weeks ended March 28, 2004 compared to net cash provided of $84,000 for the 13 weeks ended March 30, 2003. Financing activities in both periods consisted of proceeds from the exercise of common stock options, net of tax.

     As of March 30, 2003, we had $1 million borrowed on our $12 million line of credit. In June 2003, we repaid this outstanding balance, and in August 2003, we terminated the line of credit agreement. On October 29, 2003, we obtained a letter of credit in the amount of $2 million related to our workers’ compensation policy that matures in October 2004. The letter of credit is subject to automatic extension one year from the expiration date and thereafter, unless notification is made prior to the expiration date. We were also required, per the terms of the letter of credit, to pledge collateral of $2.2 million.

     Our funds were principally used for the development and opening of new units. We incurred $1.2 million in capital expenditures during the 13 weeks ended March 28, 2004, of which $0.4 million was for newly opened units, $0.3 million for future openings, $0.4 million for routine capital expenditures at our existing locations, and $0.1 million for corporate and information technology expenditures.

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

     We believe that the anticipated cash flow from operations combined with our cash and short term investments balance of $9.6 million as of March 28, 2004 will be sufficient to satisfy our working capital and capital expenditure requirements for the foreseeable future. Changes in our operating plans, changes in our expansion plans, lower than anticipated sales, increased expenses, potential acquisitions or other events may cause us to seek additional or alternative financing sooner than anticipated. Additional or alternative financing may not be available on acceptable terms, or at all. Failure to obtain additional or alternative financing as needed could have a material adverse effect on our business and results of operations.

Contractual Obligations and Commitments

     The following represents a comprehensive list of our contractual obligations and commitments as of March 28, 2004:

	Total	2004	2005	2006	2007	2008	Thereafter
				(in thousands)
Company-operated retail locations and other operating leases	$65,226	$10,995	$10,649	$9,922	$9,308	$8,477	$15,875
Franchise-operated retail locations operating leases	1,328	290	290	294	257	131	66

	$66,554	$11,285	$10,939	$10,216	$9,565	$8,608	$15,941

     We lease restaurant and office facilities and real property under operating leases expiring through 2016. We have leased all of our facilities, except for one building, to minimize the cash investment associated with each unit. Most of our leases are for 10-year terms and include options to extend the terms. The majority of our leases also include fixed rate and percentage-of-sales rent provisions, and most require us to pay a proportionate share of real estate taxes, insurance, common area, and other operating costs. In addition, we are on the master leases for 4 franchise locations. These 4 locations were previously Company-operated before they were sold to a franchisee. Once they were sold to the franchisee, sublease documents were executed, and the franchisee began to pay rent directly to the landlords. Should this franchisee default on its subleases, we would be responsible. Our maximum theoretical future exposure at March 28, 2004, computed as the sum of all remaining lease payments through the expiration dates of the respective leases was $1.3 million. This amount does not take into consideration any mitigating measures that we could take to reduce this exposure in the event of default, including re-leasing the locations, or terminating the master lease by negotiating a lump payment to the landlord less than the sum of all remaining future rents.

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

WE MAY NOT PREVAIL IN OUR DEFENSE OF THE CLASS ACTION CLAIMS RELATED TO CALIFORNIA EXEMPT EMPLOYEE LAWS.

     During 2001, two similar class action claims were filed against us and consolidated into one action. The consolidated action involves the issue of whether current and former employees in the general manager and assistant manager positions who worked in our California restaurants during specified time periods were misclassified as exempt employees and thereby and deprived of overtime pay. Although we believe these matters are without merit and we intend to vigorously defend the claims related to these matters, we are unable at present to predict the probable outcome of this matter, the amount of damages that may occur if we do not prevail or the amount of any potential settlement. This area of the law is rapidly evolving. An unfavorable outcome in these matters or a significant settlement may have a material adverse impact on our financial position and results of operations.

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

     Our reserves for expenses related to closed stores are estimates, and are inherently uncertain. The amounts we have recorded are our reasonable assumptions based on the conditions of these locations at this point in time. The conditions regarding these locations may adversely change in the future and materially affect our future earnings. We will review these reserves on a quarterly basis and will likely have adjustments that may materially have a positive or negative impact to our future earnings.

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

WE OFFER A FRANCHISE PROGRAM. WE MAY BE UNSUCCESSFUL IN FULLY EXECUTING THIS PROGRAM.

     We started a franchise program by entering into agreements with three franchisee groups between 2001 and 2002. In April 2003, our relationship with one of the franchisee groups was terminated when they defaulted on their franchise agreement and closed their franchised location. In May 2003, we re-opened this closed restaurant as a Company-owned restaurant. In September 2003, we agreed to acquire a franchisee’s location, with the stipulation that this franchisee would build a new location in a separate area. As of March 28, 2004, this new location has not been completed. As of March 28, 2004, we have two franchise agreements representing five franchised restaurants. Restaurant companies typically rely on franchise revenues as a significant source of revenues and potential for growth. Our inability to successfully execute our franchising program could adversely affect our business and results of operations. The opening and success of franchised restaurants is dependent on a number of factors, including availability of suitable sites, negotiations of acceptable lease or purchase terms for new locations, permitting and government regulatory compliance and the ability to meet construction schedules. The franchisees may not have all of the business abilities or access to financial resources necessary to open our restaurants or to successfully develop or operate our restaurants in their franchise areas in a manner consistent with our standards.

IF WE ARE NOT ABLE TO SUCCESSFULLY PURSUE OUR EXPANSION STRATEGY, OUR BUSINESS AND RESULTS OF OPERATIONS MAY BE ADVERSELY IMPACTED.

     We currently plan to open approximately five to eight Company-owned restaurants in 2004, two of which have been opened as of March 28 2004. None of the planned 2004 openings are outside California. Our ability to successfully achieve our expansion strategy will depend on a variety of factors, many of which are beyond our control.

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

     As of March 28 2004, all but six of our existing restaurants are located in the western region of the United States. Accordingly, we are susceptible to fluctuations in our business caused by adverse economic or other conditions in this region, including natural disasters, terrorist activities or similar events. Our significant investment in, and long-term commitment to, each of our units limits our ability to respond quickly or effectively to changes in local competitive conditions or other changes that could affect our operations. In addition, some of our competitors have many more units than we do. Consequently, adverse economic or other conditions in a region, a decline in the profitability of several existing units or the introduction of several unsuccessful new units in a geographic area, could have a more significant effect on our results of operations than would be the case for a company with a larger number of restaurants or with more geographically dispersed restaurants.

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

THE INTERESTS OF OUR CONTROLLING STOCKHOLDERS MAY CONFLICT WITH YOUR INTERESTS.

     As of March 28, 2004, the executive officers, directors and entities affiliated with them, in the aggregate, beneficially own approximately 34.1% of our outstanding common stock. These stockholders are able to influence the outcome of matters requiring approval by our stockholders, including the election of directors and approval of significant corporate transactions. This concentration of ownership may also have the effect of delaying or preventing a change in control of our Company.

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

Item 4. CONTROLS AND PROCEDURES

     Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the period covered by this quarterly report, our disclosure controls and procedures are adequately designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in applicable rules and forms.

PART II - OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

     We have no updates to the litigation disclosure in our Form 10-K.

Item 2: CHANGES IN SECURITIES AND USE OF PROCEEDS

     Not applicable

Item 3: DEFAULTS UPON SENIOR SECURITIES

     Not applicable

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable

Item 5. OTHER INFORMATION

     Not applicable

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

Set forth below is a list of the exhibits included as part of this quarterly report.

Exhibit No.	Description
10.1	Investor’s Rights Agreement and Standstill and Extension Agreement between Ralph Rubio and the Company

31.1	Certification under Section 302 of the Sarbanes-Oxley Act of 2003 for Ralph Rubio

31.2	Certification under Section 302 of the Sarbanes-Oxley Act of 2003 for John Fuller

32.1	Certification under Section 906 of the Sarbanes-Oxley Act of 2003 for Ralph Rubio

32.2	Certification under Section 906 of the Sarbanes-Oxley Act of 2003 for John Fuller

     b) Reports on Form 8-K:

     The Company filed a current report on Form 8-K on March 10, 2004, reporting under Items 7 and 12 the results of operations for the fourth quarter and year ended December 28, 2003.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 12, 2004	RUBIO’S RESTAURANTS, INC.

/s/ John Fuller

John Fuller
Chief Financial Officer
(Principal Financial and Accounting Officer)