Form 10-Q
period 2004-06-27
RUBIOS RESTAURANTS INC
filed 2004-08-10
CIK 1082423

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the quarterly period ended June 27, 2004

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

As of August 9, 2004 there were 9,112,760 shares of the Registrant’s common stock, par value $0.001 per share, outstanding.

RUBIO’S RESTAURANTS, INC.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

RUBIO’S RESTAURANTS, INC.

CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	June 27,	December 28,
	2004	2003
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$4,664	$6,483
Short-term investments	4,994	1,097
Other receivables	1,117	1,363
Inventory	1,404	1,836
Prepaid expenses	1,252	530

Total current assets	13,431	11,309
PROPERTY – Net	35,406	35,195
GOODWILL	193	193
LONG-TERM INVESTMENTS	2,219	2,247
OTHER ASSETS	343	329
DEFERRED INCOME TAXES	2,154	3,341

TOTAL	$53,746	$52,614

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$1,434	$3,463
Accrued expenses and other liabilities	8,243	6,735
Store closure reserve	168	230
Deferred income taxes	1	76

Total current liabilities	9,846	10,504
STORE CLOSURE RESERVE	568	647
DEFERRED INCOME	445	427
DEFERRED RENT	2,403	2,301
DEFERRED FRANCHISE REVENUE	20	20

Total liabilities	13,282	13,899

COMMITMENTS AND CONTINGENCIES (NOTE 4)
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.001 par value, 5,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.001 par value, 75,000,000 shares authorized, 9,110,545 issued and outstanding in 2004, and 9,105,445 issued and outstanding in 2003	9	9
Paid-in capital	42,074	42,055
Deferred compensation	585	585
Accumulated other comprehensive loss	(34)	(3)
Accumulated deficit	(2,170)	(3,931)

Total stockholders’ equity	40,464	38,715

TOTAL	$53,746	$52,614

See notes to consolidated financial statements-unaudited.

RUBIO’S RESTAURANTS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS – UNAUDITED
(In thousands, except per share data)

	13 Weeks Ended		26 Weeks Ended
	June 27, 2004	June 29, 2003	June 27, 2004	June 29, 2003
REVENUE:
Restaurant sales	$34,934	$31,403	$68,436	$61,808
Franchise and licensing revenue	59	46	93	107

TOTAL REVENUE	34,993	31,449	68,529	61,915

COSTS AND EXPENSES:
Cost of sales	9,622	9,518	18,774	18,499
Restaurant labor, occupancy and other	19,091	19,813	38,130	37,376
General and administrative expenses	2,779	3,081	5,682	5,504
Depreciation and amortization	1,465	1,414	2,952	2,798
Pre-opening expenses	21	41	74	86
Asset impairment and store closure reversal, net	—	2,627	(10)	2,627
Loss on disposal/sale of property	75	207	78	173

TOTAL COSTS AND EXPENSES	33,053	36,701	65,680	67,063

OPERATING INCOME (LOSS)	1,940	(5,252)	2,849	(5,148)

OTHER INCOME (EXPENSE):
Interest and investment income	43	30	86	50
Interest expense	—	(24)	—	(54)

OTHER INCOME (EXPENSE) – NET	43	6	86	(4)

INCOME (LOSS) BEFORE INCOME TAXES	1,983	(5,246)	2,935	(5,152)
INCOME TAX (EXPENSE) BENEFIT	(793)	2,099	(1,174)	2,061

NET INCOME (LOSS)	$1,190	$(3,147)	$1,761	$(3,091)

NET INCOME (LOSS) PER SHARE:
Basic	$0.13	$(0.35)	$0.19	$(0.34)

Diluted	$0.13	$(0.35)	$0.19	$(0.34)

SHARES USED IN CALCULATING NET INCOME (LOSS) PER SHARE:
Basic	9,109	9,092	9,107	9,081

Diluted	9,296	9,092	9,231	9,081

See notes to consolidated financial statements-unaudited.

RUBIO’S RESTAURANTS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED
(In thousands)

	26 Weeks Ended
	June 27, 2004	June 29, 2003
OPERATING ACTIVITIES:
Net income (loss)	$1,761	$(3,091)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	2,952	2,798
Deferred compensation	—	75
Asset impairment and store closure reversal, net	(10)	2,627
Loss on disposal/sale of property	78	173
Changes in assets and liabilities:
Other receivables	246	99
Inventory	432	145
Prepaid expenses	(722)	63
Other assets	(14)	(10)
Deferred income taxes	1,112	(1,992)
Accounts payable	(2,029)	(151)
Accrued expenses and other liabilities	1,508	1,754
Store closure reserve	(131)	(291)
Deferred income	18	440
Deferred rent	102	2
Deferred franchise revenue	—	(11)

Cash provided by operating activities	5,303	2,630

INVESTING ACTIVITIES:
Purchases of property	(3,241)	(3,487)
Proceeds from sale of property	—	51
Purchases of investments	(3,900)	(2,573)
Sales and maturities of investments	—	1,017

Cash used in investing activities	(7,141)	(4,992)

FINANCING ACTIVITIES:
Repayment of line of credit borrowing	—	(1,000)
Proceeds from exercise of common stock options, net of tax	19	167

Cash provided by (used in) financing activities	19	(833)

DECREASE IN CASH AND CASH EQUIVALENTS	(1,819)	(3,195)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	6,483	8,578

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$4,664	$5,383

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$—	$24
Cash (paid) received for income taxes, net	$(706)	$10

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

Recent Accounting Pronouncements

     In December 2003, the Financial Accounting Standards Board (“FASB”) issued revised FASB Interpretation No. (“FIN”) 46R, “Consolidation of Variable Interest Entities”. This interpretation provides guidance on the identification of, and financial reporting for, variable interest entities. Variable interest entities are entities that lack the characteristics of a controlling financial interest or lack sufficient equity to finance activities without additional subordinated financial support. FIN 46R requires a company to consolidate a variable interest entity if that company is obligated to absorb the majority of the entity’s expected losses or is entitled to receive the majority of the entity’s residual returns, or both. FIN 46R also requires disclosures about variable interest entities that a company is not required to consolidate but in which it has a significant variable interest. The Company has adopted FIN 46R, however, this adoption had no material impact on the Company’s results of operations.

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

     The following table summarizes the impact on the Company’s net income (loss) had compensation cost been determined based upon the fair value at the grant date for awards under the stock option plans consistent with the methodology prescribed under SFAS No. 123 (in thousands, except per share data):

	13 Weeks Ended		26 Weeks Ended
	June 27,	June 29,	June 27,	June 29,
	2004	2003	2004	2003
Net income (loss) as reported	$1,190	$(3,147)	$1,761	$(3,091)
Deduct: Stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	231	179	497	280

Pro forma net income (loss)	$959	$(3,326)	$1,264	$(3,371)

Net income (loss) per share:

RUBIO’S RESTAURANTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED

Basic – as reported	$0.13	$(0.35)	$0.19	$(0.34)
Basic – pro forma	$0.11	$(0.37)	$0.14	$(0.37)
Diluted – as reported	$0.13	$(0.35)	$0.19	$(0.34)
Diluted – pro forma	$0.10	$(0.37)	$0.14	$(0.37)

     The pro forma compensation costs were determined using the weighted average fair values at the date of grant for options granted during the 13 weeks ended June 27, 2004 and June 29, 2003 of $5.70 and $3.47 per share, respectively, and for the 26 weeks ended June 27, 2004 and June 29, 2003 of $4.75 and $3.10 per share, respectively. The fair value of each option granted was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	13 Weeks Ended		26 Weeks Ended
	June 27,	June 29,	June 27,	June 29,
	2004	2003	2004	2003
Expected dividend yield	None	None	None	None
Expected stock price volatility	64%	71%	64%	59%
Risk-free interest rate	3.6%	4.0%	3.6%	4.0%
Expected lives of options	5 years	5 years	5 years	5 years

2. BALANCE SHEET DETAILS

     Balance Sheet details as of June 27, 2004 and December 28, 2003, respectively (in thousands) are as follows:

	June 27, 2004	December 28, 2003
OTHER RECEIVABLES:
Tenant improvement receivables	$9	$293
Beverage usage receivables	220	224
Income tax receivable	—	104
Other receivables	888	742

Total	$1,117	$1,363

INVESTMENTS:
Certificates of deposit	$4,994	$1,097
Mortgage and asset-backed securities	2,219	2,247

	7,213	3,344
Less: Short-term investments	(4,994)	(1,097)

Long-term investments	$2,219	$2,247

PROPERTY – Net:
Building and leasehold improvements	$33,995	$31,963
Equipment and furniture	29,612	28,149
Construction in process and related costs	1,974	2,590

	65,581	62,702
Less: Accumulated depreciation and amortization	(30,175)	(27,507)

Total	$35,406	$35,195

ACCRUED EXPENSES AND OTHER LIABILITIES:
Compensation	$1,482	$940
Workers’ compensation	2,815	2,761
Sales taxes	1,017	908
Vacation pay	562	509
Advertising	815	324
Franchise repurchase	440	440

RUBIO’S RESTAURANTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED

Gift certificates	166	304
Occupancy	107	117
Income taxes	61	—
Professional fees	109	54
Other	669	378

Total	$8,243	$6,735

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

     The changes in the store closure reserve during the 26 weeks ended June 27, 2004 were as follows (in thousands):

	Reserve Balance				Reserve
	at	Store	Store		Balance at
	December 28,	Closure	Closure		June 27,
	2003	Expense	Reversal	Usage	2004
Reserve for stores closed in 2001	$454	$1	$(22)	$(64)	$369
Reserve for stores closed in 2002 and 2003	423	11	—	(67)	367

Total store closure reserve	877	$12	$(22)	$(131)	736

Less: current portion	(230)				(168)

Non-current	$647				$568

     During the 26 weeks ended June 27, 2004, there were no new store closures, however, the store closure reserve was increased $12,000 to reflect additional expenses incurred to find a suitable sublessee, and decreased $22,000 to reflect additional sublease income received.

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

RUBIO’S RESTAURANTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED

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

5. NET INCOME (LOSS) PER SHARE

     A reconciliation of basic and diluted income (loss) per share in accordance with SFAS No. 128, “Earnings Per Share,” is as follows (in thousands, except per share data):

	13 Weeks Ended		26 Weeks Ended
	June 27, 2004	June 29, 2003	June 27, 2004	June 29, 2003
Numerator
Net income (loss)	$1,190	$(3,147)	$1,761	$(3,091)

Denominator
Basic:
Weighted average common shares outstanding	9,109	9,092	9,107	9,081
Diluted:
Effect of dilutive securities:
Common stock options	187	—	124	—

Total weighted average common and potential common shares outstanding	9,296	9,092	9,231	9,081

Net income (loss) per share:
Basic	$0.13	$(0.35)	$0.19	$(0.34)

Diluted	$0.13	$(0.35)	$0.19	$(0.34)

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

Overview

     We opened our first restaurant under the name “Rubio’s, Home of the Fish Taco” in 1983, and have since grown to 151 restaurants, including 146 Company-operated and 5 franchise locations. We position our restaurants in the high-quality, quick-casual Mexican food segment of the restaurant industry. Our business strategy is to become the leading brand in this industry segment.

     In the first half of 2004, we continued to improve our economic model by focusing on improving operations execution, undertaking new marketing initiatives, and by continuing controlled new unit growth.

     While we had a loss for fiscal year 2003, we were profitable in the second half of 2003, and have continued this favorable trend in the first half of 2004. In this profitable first half of 2004, we gained the benefit of 3 new restaurants opened in 2004 and 9 new/acquired stores opened in 2003. Our first half 2004 results were primarily due to our success in improving the performance of our existing restaurants by growing sales and controlling costs. We accomplished the cost improvement through a variety of initiatives implemented during the second half of 2003 and early 2004. We continue to work diligently to control food and labor costs, and have instituted additional safety programs to reduce workers’ compensation costs, an area that drove the majority of our increase in labor costs in the first half of 2003. We have also focused on reducing our product costs by continuously working with our suppliers to get the best prices available in the market and through strong daily management at the restaurant level. Importantly, we were able to mitigate much of the industry’s commodity cost increases by managing or reducing costs in areas invisible to guests.

     Our focus has been on continuous improvement in our existing restaurants’ economic model. This includes working to increase our average unit volumes and to reduce costs, which results in improvement in our gross margin. In the first half of 2004, we continued to feature periodic promotions. These promotions were designed to drive traffic into our units, and we believe that they were successful because we posted a first half 2004 comp sales increase of 4.9%. Importantly, in June 2004, after extensive testing, we introduced our new “fresh and affordable” menu. The menu features most of Rubio’s favorites, plus new items, many bundled or with price reductions to be more affordable to more people. The goal of our menu is to maintain our heritage of offering distinctive fish and seafood items, while expanding our offerings of chicken, pork, and beef items. We believe providing a wide variety of fresh “Rubio’s quality” distinctive items, now even more affordable, will continue to improve our overall financial performance by attracting new guests and increasing the frequency of visits by existing guests. We also believe that the greater variety of chicken, beef and pork items will continue to be better received in new geographic markets outside of Southern California.

     We believe that our focus on improving the economic model in the existing restaurant system in 2004 will position us well for continued profitable growth. This focus has allowed us to improve our average unit volume from $908,000 at the end of 2003 to $929,000 at the end of our second quarter 2004. While we have not emphasized franchising in the recent past, we have two franchise agreements signed as of June 27, 2004, representing commitments to open 6 units, one of which was open as of June 27, 2004. During the first half of 2004, we also opened two company-owned restaurants in the Los Angeles area and one company-owned restaurant in the San Diego area, using our new concept (previously “prototype”) look. We also entered into a food service partnership with the new Petco Park baseball stadium in San Diego, where we will serve our fish tacos, quesadillas, and burritos at three separate concession areas located throughout the stadium. Our current expansion plan calls for us to open five to eight company-owned restaurants in fiscal 2004.

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

     Our critical accounting policies, which are discussed in our 2003 Annual Report on Form 10-K, are important to the preparation of our financial statements. These policies require management to make estimates and judgments that are often difficult, subjective and complex. Typically, the circumstances that make these judgments complex and difficult have to do with making estimates about the effect of matters that are inherently uncertain. During the 26 weeks ended June 27, 2004, we have not adopted any new accounting policies that are considered critical nor have there been any significant changes related to our critical accounting policies that would have a material impact on our consolidated financial position, results of operations, cash flow or our ability to conduct business.

Results of Operations

13 WEEKS ENDED JUNE 27, 2004 COMPARED TO THE 13 WEEKS ENDED JUNE 29, 2003

     All comparisons in the following section refer to the 13-week period ended June 27, 2004 and the 13-week period ended June 29, 2003, unless otherwise indicated.

     Our operating results, expressed as a percentage of total revenue, were as follows:

	13 Weeks Ended
	June 27, 2004	June 29, 2003
Total revenue	100.0%	100.0%
Costs and expenses:
Cost of sales	27.5	30.3
Restaurant labor, occupancy and other	54.6	63.0
General and administrative expenses	7.9	9.8
Depreciation and amortization	4.2	4.5
Pre-opening expenses	0.1	0.1
Asset impairment and store closure expense	—	8.3
(Gain) loss on disposal/sale of property	0.2	0.7

Operating income (loss)	5.5	(16.7)
Other income (expense) – net	0.1	—

Income (loss) before income taxes	5.6	(16.7)
Income tax (expense) benefit	(2.2)	6.7

Net income (loss)	3.4%	(10.0)%

     Results of operations reflect 13 weeks of operations for 145 restaurants and a partial period of operations for one restaurant for the 13 weeks ended June 27, 2004. Results of operations for the 13 weeks ended June 29, 2003 reflect 13 weeks of operations for 137 restaurants and a partial period of operations for two restaurants, one of which closed and one of which transferred from a franchise to a company-operated location.

     TOTAL REVENUE. Total revenue increased $3.6 million or 11.3%, to $35.0 million for the 13 weeks ended June 27, 2004 from $31.4 million for the 13 weeks ended June 29, 2003. The increase in 2004 was primarily due to sales of $0.5 million from our three 2004 store openings, a $1.4 million increase in sales generated by a full quarter of operations from units opened in 2003 that were not yet in our comparable unit base and an increase in comparable store sales of $1.8 million or 5.7%, offset by a decrease of $0.1 million in sales at the one store that closed in 2003. Units enter the comparable store base after 15 full months of operation. The increase in comparable sales was primarily due to a 5.9% increase in transactions, slightly offset by a 0.2% decrease in average check.

     COST OF SALES. Cost of sales as a percentage of revenue decreased to 27.5% in the 13 weeks ended June 27, 2004 from 30.3% in the 13 weeks ended June 29, 2003. This 2.8 margin basis point decrease is a direct result of the initiatives we started in the last half of 2003 to reduce food costs. During the first half of 2003, we experienced higher food and paper costs associated with our larger portions, more menu variety, expanded salsa bar and upgraded packaging for our brand repositioning, combined with a strong discount promotion during the second quarter. In addition, our new menu variety resulted in an anticipated shift in our product mix from lower priced fish menu items to higher priced chicken and steak menu items. In an effort to reduce these costs, during the second half of 2003, we sourced new vendors and switched to less expensive packaging, in addition to implementing a small price increase. We currently anticipate that chicken, steak, and cheese costs will continue to rise due to recent price increases in both the poultry and cattle markets. In order to mitigate these increasing costs, we will be running focused periodic promotions that emphasize our lower cost fish and pork items during the remainder of 2004 in order to offset the increased poultry and cattle prices.

     RESTAURANT LABOR, OCCUPANCY AND OTHER. Restaurant labor, occupancy, and other expenses as a percentage of revenue decreased to 54.6% for the 13 weeks ended June 27, 2004 from 63.0% for the 13 weeks ended June 29, 2003. This 8.4 margin basis point decrease is the net effect of a 3.7% decrease in workers’ compensation expenses, a 3.2% decrease in advertising, a 1.3% decrease in training labor and unit operating expenses, and a 0.2% decrease in relatively fixed unit operating costs such as occupancy and utilities. Workers’ compensation expenses decreased during the 13 weeks ended June 27, 2004 as compared with the 13 weeks ended June 29, 2003 due to the fact that our workers’ compensation expenses during the first half of 2003 were based on an estimated loss development reserve that proved to be too low. As such, we increased our workers’ compensation reserve by $1.1 million during the second quarter of 2003 to reflect our higher estimated loss development. We do not anticipate the need to significantly adjust our workers’ compensation accrual in 2004. Actual loss development, however, may be better or worse than the development estimated by the actuary, which could positively or negatively impact our results of operations. Advertising expenses were higher in the second quarter of 2003 due to a new advertising campaign designed to drive traffic. Labor and unit operating expenses were higher in the second quarter of 2003 than in the second quarter of 2004 as we incurred higher training, supply, repair, and uniform costs associated with our brand repositioning mentioned in the discussion of cost of sales above. Generally, operating costs are lower in the current period as compared with the prior year period as many operating expenses in a retail unit are semi-fixed, and therefore, represent a lower percentage of revenue when retail sales increase.

     GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses were $2.8 million or 7.9% of revenue for the 13 weeks ended June 27, 2004, as compared to $3.1 million or 9.8% of revenue for the 13 weeks ended June 29, 2003. The 1.9 margin basis point decrease as a percentage of revenue was primarily due to a 1.7% decrease in professional service fees combined with a 0.5% decrease in recruiting and other costs, slightly offset by a 0.3% increase in labor costs.

     DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense of $1.5 million in the 13 weeks ended June 27, 2004 increased $0.1 million from $1.4 million for the 13 weeks ended June 29, 2003. The $0.1 million increase was primarily due to the additional depreciation on the eight new units opened since June 29, 2003, combined with the two new units that replaced old existing units and the one franchise store converted to a Company-owned restaurant during this same time period. These increases were partially offset by reductions in depreciation expense due to the closure of one store and to the impairment charge, both of which were recorded in the second quarter of 2003.

     PRE-OPENING EXPENSES. Pre-opening expenses of $21,000 for the 13 weeks ended June 27, 2004 decreased by $20,000 from $41,000 for the 13 weeks ended June 29, 2003. Though we opened three units during the second quarter of 2004 as compared with only one unit during the second quarter of 2003, pre-opening expenses were lower in 2004 due to the fact that two of the units opened in this time period were replacement units, and, as such, training costs were minimal. In addition, the one unit opened during the second quarter of 2003 was located further away from our home base, causing our training team to incur higher travel costs.

     ASSET IMPAIRMENT AND STORE CLOSURE EXPENSE. Asset impairment and store closure expense was zero in the 13 weeks ended June 27, 2004, as compared with $2.6 million in the 13 weeks ended June 29, 2003. This $2.6 million charge was the net result of a $2.7 million charge for asset impairment and a $0.1 million net reduction in our store closure reserve. The $2.7 million charge related to the impairment of sixteen under-performing restaurants as required under Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Of these locations, five were outside California and four had been previously partially impaired in 2001. All of the associated restaurants are expected to remain open through the end of their lease terms, generally from 2005 to 2010. The assets impaired at these under-performing locations consisted of leasehold improvements and fixtures and equipment. Fair value of the leasehold improvements was determined based on discounted cash flows and the lower of the net book value or an estimate of current liquidation value for fixtures ad equipment. The three factors that led to the impairment charge were the lower than anticipated increases in comparative store sales, higher than anticipated operating costs associated with our system-wide brand repositioning program, and escalating workers’ compensation costs. The $0.1 million net reduction in our store closure reserve was due to a $0.3 million increase to the reserve to reflect the difficulty in identifying suitable sub lessees and our revised estimate that we will need to continue full lease payments longer than originally estimated, offset by a $0.4 million decrease based on lease terminations and subleases that were more favorable than the original estimates.

     OTHER INCOME (EXPENSE) - NET. Other income (expense) – net fluctuated to $43,000 income for the 13 weeks ended June 27, 2004 from $6,000 income for the 13 weeks ended June 29, 2003. Interest income increased to $43,000 for the 13 weeks ended June 27, 2004 from $30,000 for the 13 weeks ended June 29, 2003 primarily due to the increase in our interest- bearing investments from $2.8 million in 2003 to $7.2 million in 2004. No interest expense was recorded for the 13 weeks ended June 27, 2004 as compared with $24,000 for the 13 weeks ended June 29, 2003 due to the fact that we repaid our $1.0 million line of credit during 2003.

     INCOME TAX (EXPENSE) BENEFIT. The income tax (expense) benefit for the 13 weeks ended June 27, 2004 and June 29, 2003 is based on the approximate annual effective tax rate of 40% applied to the respective period’s pretax book income or loss. The 40% tax rate applied to the 13 weeks ended June 27, 2004 comprises the federal and state statutory rates based on the estimated annual effective rate on estimated pre-tax income. The 40% tax rate applied to the 13 weeks ended June 29, 2003 comprises the federal and state statutory rates based on the estimated annual effective rate on estimated pre-tax loss.

26 WEEKS ENDED JUNE 27, 2004 COMPARED TO THE 26 WEEKS ENDED JUNE 29, 2003

     All comparisons in the following section refer to the 26-week period ended June 27, 2004 and the 26-week period ended June 29, 2003, respectively, unless otherwise indicated.

     Our operating results, as expressed as a percentage of revenue were as follows:

	26 Weeks Ended
	June 27, 2004	June 29, 2003
Total revenue	100.0%	100.0%
Costs and expenses:
Cost of sales	27.4	29.9
Restaurant labor, occupancy and other	55.6	60.4
General and administrative expenses	8.3	8.9
Depreciation and amortization	4.3	4.5
Pre-opening expenses	0.1	0.1
Asset impairment and store closure expense	—	4.2
(Gain) loss on disposal/sale of property	0.1	0.3

Operating income (loss)	4.2	(8.3)
Other income (expense) - net	0.1	—

Income (loss) before income taxes	4.3	(8.3)
Income tax (expense) benefit	(1.7)	3.3

Net income (loss)	2.6%	(5.0)%

     Results of operations reflect 26 weeks of operations for 143 restaurants and a partial period of operations for three restaurants for the 26 weeks ended June 27, 2004. Results of operations for the 26 weeks ended June 29, 2003 reflect 26 weeks of operations for 134 restaurants and a partial period of operations for four restaurants.

     TOTAL REVENUE. Total revenue increased $6.6 million or 10.7%, to $68.5 million for the 26 weeks ended June 27, 2004 from $61.9 million for the 26 weeks ended June 29, 2003. The increase in 2004 was primarily due to sales of $0.9 million from our three 2004 store openings, a $3.0 million increase in sales generated by a full quarter of operations from units opened in 2003 that were not yet in our comparable unit base and an increase in comparable store sales of $2.9 million or 4.9%, offset by a decrease of $0.2 million in sales at the one store that closed in 2003. Units enter the comparable store base after 15 full months of operation. The increase in comparable sales was primarily the result of an increase in transactions, while our average check amounts stayed relatively constant.

     COST OF SALES. Cost of sales as a percentage of revenue decreased to 27.4% in the 26 weeks ended June 27, 2004 from 29.9% in the 26 weeks ended June 29, 2003. This 2.5 margin basis point decrease is a direct result of the initiatives we started in the last half of 2003 to reduce food costs as noted above in the discussion of Cost of Sales for the 13 weeks ended June 27, 2004.

     RESTAURANT LABOR, OCCUPANCY AND OTHER. Restaurant labor, occupancy, and other expenses as a percentage of revenue decreased to 55.6% for the 26 weeks ended June 27, 2004 from 60.4% for the 26 weeks ended June 29, 2003. This 4.8 margin basis point decrease is the combined effect of a 1.7% decrease in advertising, a 1.6% decrease in workers’ compensation expenses, a 1.2% decrease in training labor and unit operating expenses, and a 0.3% decrease in relatively fixed unit operating costs such as occupancy and utilities. These decreases resulted from the factors noted above in the discussion of Restaurant Labor, Occupancy and Other for the 13 weeks ended June 27, 2004.

     GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses were $5.7 million or 8.3% of revenue for the 26 weeks ended June 27, 2004, as compared to $5.5 million or 8.9% of revenue for the 26 weeks ended June 29, 2003. The 0.6 margin basis point decrease as a percentage of revenue was primarily due to a 0.7% decrease in professional service fees combined with a 0.2% decrease in recruiting and other costs, slightly offset by a 0.3% increase in labor costs.

     DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense of $3.0 million in the 26 weeks ended June 27, 2004 increased $0.2 million from $2.8 million for the 26 weeks ended June 29, 2003. The $0.2 million increase was primarily due to the additional depreciation charged on new units opened since the prior year period, partially offset by the impairment charge in 2003 as more fully noted above in the discussion of Depreciation and Amortization for the 13 weeks ended June 27, 2004.

     PRE-OPENING EXPENSES. Pre-opening expenses remained relatively constant at $74,000 for the 26 weeks ended June 27, 2004 compared to $86,000 for the 26 weeks ended June 29, 2003. We opened three new units and two replacement units during the 26 weeks ended June 27, 2004, as compared with three new units for the 26 weeks ended June 29, 2003. Costs were higher in 2003 than in 2004 due to the factors noted above in the discussion of Pre-opening Expenses for the 13 weeks ended June 27, 2004.

     ASSET IMPAIRMENT AND STORE CLOSURE EXPENSE. In the 26 weeks ended June 27, 2004, the Company reversed $10,000, net, of its store closure expense as compared with a charge of $2.6 million, net, in the 26 weeks ended June 29, 2003. The $10,000 reversal in the 26 weeks ended June 27, 2004 was the net effect of a $12,000 increase to reflect additional expenses incurred to find a suitable sub lessee, combined with a $22,000 reversal to reflect additional sublease income received. The $2.6 million charged during the 26 weeks ended June 29, 2003 is noted above in the discussion of Asset Impairment and Store Closure Expense for the 13 weeks ended June 27, 2004.

     OTHER INCOME (EXPENSE) - NET. Other income (expense) - net fluctuated to $86,000 income for the 26 weeks ended June 27, 2004 from $4,000 expense for the 26 weeks ended June 29, 2003. Interest income increased to $86,000 for the 26 weeks ended June 27, 2004 from $50,000 for the 26 weeks ended June 29, 2003 primarily due to the increase in our interest- bearing investments from $3.3 million in 2003 to $7.2 million in 2004. No interest expense was recorded for the 26 weeks ended June 27, 2004 as compared with $54,000 for the 26 weeks ended June 29, 2003 due to the fact that we repaid our $1.0 million line of credit during 2003.

     INCOME TAX (EXPENSE) BENEFIT. The income tax (expense) benefit for the 26 weeks ended June 27, 2004 and June 29, 2003 is based on the approximate annual effective tax rate of 40% applied to the respective period’s pretax book income or loss. The 40% tax rate applied to the 26 weeks ended June 27, 2004 comprises the federal and state statutory rates based on the estimated annual effective rate on estimated pre-tax income. The 40% tax rate applied to the 26 weeks ended June 29, 2003 comprises the federal and state statutory rates based on the estimated annual effective rate on estimated pre-tax loss.

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

Inflation

     Components of our operations subject to inflation include food, beverage, lease, utility, labor and insurance costs. Substantial increases in costs and expenses, particularly food, supplies, labor, and operating expenses could have a significant impact on our operating results to the extent that such increases cannot be passed along to our guests. Our leases require us to pay taxes, maintenance, repairs, insurance and utilities, all of which are subject to inflationary increases. We believe inflation with respect to workers’ compensation insurance and utility expense has had a material impact on our results of operations in 2004 and 2003.

Liquidity and Capital Resources

     We have funded our capital requirements in recent years through public sale of equity securities, private placement of preferred stock, bank debt and cash flow from operations. We generated $5.3 million in cash flow from operating activities for the 26 weeks ended June 27, 2004 compared to $2.6 million for the 26 weeks ended June 29, 2003.

     Net cash used in investing activities was $7.1 million for the 26 weeks ended June 27, 2004 compared to net cash used in investing activities of $5.0 million for the 26 weeks ended June 29, 2003. Net cash used in investing activities for the 26 weeks ended June 27, 2004 included $3.2 million in capital expenditures and $3.9 million in purchases of investments. Net cash used in investing activities for the 26 weeks ended June 29, 2003 consisted of $3.5 million in capital expenditures and $2.6 million in purchases of investments, partially offset by $1.1 million in proceeds received from the sale of property and the sale/maturities of investments.

     Net cash provided by financing activities was $19,000 for the 26 weeks ended June 27, 2004 compared to net cash used of $833,000 for the 26 weeks ended June 29, 2003. Financing activities for the 26 weeks ended June 27, 2004 consisted of proceeds from the exercise of common stock options, net of tax. Financing activities for the 26 weeks ended June 29, 2003 consisted of the repayment of $1 million borrowed on our $12 million line of credit, combined with $167,000 in proceeds from the exercise of common stock options, net of tax.

     During the first half of 2003, we had $1 million borrowed on our $12 million line of credit. In June 2003, we repaid this outstanding balance, and in August 2003, we terminated the line of credit. On October 29, 2003, we obtained a letter of credit in the amount of $2 million related to our workers’ compensation policy that matures in October 2004. The letter of credit is subject to automatic extension one year from the expiration date and thereafter, unless notification is made prior to the expiration date. We were also required, per the terms of the letter of credit, to pledge collateral of $2.2 million.

     Our funds were principally used for the development and opening of new units. We incurred $3.2 million in capital expenditures during the 26 weeks ended June 27, 2004, of which $1.3 million was for newly opened units, $0.6 million for future openings, $0.9 million for routine capital expenditures and remodels at our existing locations, and $0.4 million for corporate and information technology expenditures.

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

     We believe that the anticipated cash flow from operations combined with our cash and short term investments balance of $9.7 million as of June 27, 2004 will be sufficient to satisfy our working capital and capital expenditure requirements for the foreseeable future. Changes in our operating plans, changes in our expansion plans, lower than anticipated sales, increased expenses, potential acquisitions or other events may cause us to seek additional or alternative financing sooner than anticipated. Additional or alternative financing may not be available on acceptable terms, or at all. Failure to obtain additional or alternative financing as needed could have a material adverse effect on our business and results of operations.

     The following represents a comprehensive list of our contractual obligations and commitments as of June 27, 2004:

	Total	2004	2005	2006	2007	2008	Thereafter
	(in thousands)
Company-operated retail locations and other operating leases	$64,157	$11,173	$10,576	$9,970	$9,275	$8,309	$14,854
Franchise-operated retail locations operating leases	1,255	290	290	294	223	113	45

	$65,412	$11,463	$10,866	$10,264	$9,498	$8,422	$14,899

     We lease restaurant and office facilities and real property under operating leases expiring through 2016. We have leased all of our facilities, except for one building, to minimize the cash investment associated with each unit. Most of our leases are for 10-year terms and include options to extend the terms. The majority of our leases also include fixed rate and percentage-of-sales rent provisions, and most require us to pay a proportionate share of real estate taxes, insurance, common area, and other operating costs. In addition, we are on the master leases for 4 franchise locations. These 4 locations were previously Company-operated before they were sold to a franchisee. Once they were sold to the franchisee, sublease documents were executed, and the franchisee began to pay rent directly to the landlords. Should this franchisee default on its subleases, we would be responsible for the lease obligations. Our maximum theoretical future exposure at June 27, 2004, computed as the sum of all remaining lease payments through the expiration dates of the respective leases was $1.3 million. This amount does not take into consideration any mitigating measures that we could take to reduce this exposure in the event of default, including re-leasing the locations, or terminating the master lease by negotiating a lump payment to the landlord less than the sum of all remaining future rents.

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

OUR CURRENT PROJECTS TO IMPROVE OUR BRAND COULD HAVE A MATERIAL ADVERSE IMPACT ON THE COMPANY.

     We are working on a number of projects designed to improve the strength of our brand and increase sales. These projects include our expanding prototype restaurant design, a potential restaurant remodel or continuing re-image program for existing restaurants, signage changes, and a new Fresh and Affordable menu, which we rolled out in June 2004.

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

WE MAY NOT PREVAIL IN OUR DEFENSE OF THE CLASS ACTION CLAIMS RELATED TO CALIFORNIA EXEMPT EMPLOYEE LAWS.

     During 2001, two similar class action claims were filed against us and consolidated into one action. The consolidated action involves the issue of whether current and former employees in the general manager and assistant manager positions who worked in our California restaurants during specified time periods were misclassified as exempt employees and thereby were deprived of overtime pay. Although we believe these matters are without merit and we intend to vigorously defend the claims related to these matters, we are unable at present to predict the probable outcome of this matter, the amount of damages that may occur if we do not prevail or the amount of any potential settlement. This area of the law is rapidly evolving. An unfavorable outcome in these matters or a significant settlement may have a material adverse impact on our financial position and results of operations.

OUR FAILURE OR INABILITY TO ENFORCE OUR CURRENT AND FUTURE TRADEMARKS AND TRADE NAMES COULD ADVERSELY AFFECT OUR EFFORTS TO ESTABLISH BRAND EQUITY.

     Our ability to successfully expand our concept will depend on our ability to establish and maintain “brand equity” through the use of our current and future trademarks, service marks, trade dress and other proprietary intellectual property, including our name and logos. We currently hold two trademarks and have 9 service marks relating to our brand and we have filed applications for five additional marks. Some or all of the rights in our intellectual property may not be enforceable, even if registered against any prior users of similar intellectual property or our competitors who seek to utilize similar intellectual property in areas where we operate or intend to conduct operations. If we fail to enforce any of our intellectual property rights, we may be unable to capitalize on our efforts to establish brand equity. It is also possible that we will encounter claims from prior users of similar intellectual property in areas where we operate or intend to conduct operations.

     On October 2, 2002, La Salsa, Inc. requested that we immediately stop all use of the phrase “FRESH MEXICAN GRILL”, which La Salsa, Inc. contends is its service mark. We notified La Salsa, Inc that we believe they have no current enforceable right against us to the phrase “Fresh Mexican Grill” under U.S. trademark law. On June 7, 2004, we entered into a co-existence agreement with La Salsa, Inc., whereby we both consent to each other’s use of the phrase, “Fresh Mexican Grill.”

WE HAVE CREATED RESERVES RELATED TO THE CLOSURE OF SOME SELECTED STORES. IF THE AMOUNTS OF THESE RESERVES ARE INADEQUATE, WE COULD EXPERIENCE AN ADVERSE EFFECT TO OUR EARNINGS EXPECTATIONS IN THE FUTURE.

     Our reserves for expenses related to closed stores are estimates, and are inherently uncertain. The amounts we have recorded reflect our current assumptions based on the conditions of these locations at this point in time. The conditions regarding these locations may adversely change in the future and materially affect our future earnings. We will review these reserves on a quarterly basis and will likely have adjustments in future periods, including adjustments that may have a material positive or negative impact to our future earnings.

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

WE OFFER A FRANCHISE PROGRAM. WE MAY BE UNSUCCESSFUL IN FULLY EXECUTING THIS PROGRAM.

     We started a franchise program by entering into agreements with three franchisee groups between 2001 and 2002. In April 2003, our relationship with one of the franchisee groups was terminated when they defaulted on their franchise agreement and closed their franchised location. In May 2003, we re-opened this closed restaurant as a Company-owned restaurant. In September 2003, we agreed to acquire a franchisee’s location, with the stipulation that this franchisee would build a new location in a separate area. As of June 27, 2004, this new location has not been completed. As of June 27, 2004, we have two franchise agreements representing five franchised restaurants. Restaurant companies typically rely on franchise revenues as a significant source of revenues and potential for growth. Our inability to successfully execute our franchising program could adversely affect our business and results of operations. The opening and success of franchised restaurants is dependent on a number of factors, including availability of suitable sites, negotiations of acceptable lease or purchase terms for new locations, permitting and government regulatory compliance and the ability to meet construction schedules. The franchisees may not have all of the business abilities or access to financial resources necessary to open our restaurants or to successfully develop or operate our restaurants in their franchise areas in a manner consistent with our standards.

IF WE ARE NOT ABLE TO SUCCESSFULLY PURSUE OUR EXPANSION STRATEGY, OUR BUSINESS AND RESULTS OF OPERATIONS MAY BE ADVERSELY IMPACTED.

     We currently plan to open approximately five to eight Company-owned restaurants in 2004, of which, three new stores and two replacement stores have opened as of June 27 2004. None of the planned 2004 openings are outside California. Our ability to successfully achieve our expansion strategy will depend on a variety of factors, many of which are beyond our control.

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

     As of June 27 2004, all but six of our existing restaurants are located in the western region of the United States. Accordingly, we are susceptible to fluctuations in our business caused by adverse economic or other conditions in this region, including natural disasters, terrorist activities or similar events. Our significant investment in, and long-term commitment to, each of our units limits our ability to respond quickly or effectively to changes in local competitive conditions or other changes that could affect our operations. In addition, some of our competitors have many more units than we do. Consequently, adverse economic or other conditions in a region, a decline in the profitability of several existing units or the introduction of several unsuccessful new units in a geographic area, could have a more significant effect on our results of operations than would be the case for a company with a larger number of restaurants or with more geographically dispersed restaurants.

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

SALES BY OUR EXISTING STOCKHOLDERS OF A LARGE NUMBER OF SHARES OF OUR COMMON STOCK COULD CAUSE OUR STOCK PRICE TO DECLINE.

     The market price of our common stock could decline as a result of sales by our existing stockholders of a large number of shares of our common stock in the market or the perception that such sales could occur. These sales also might make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate. We have entered into agreements with two of our largest stockholders that provide an extension of their registration rights to May 2006. These agreements also provide that these stockholders will not exercise their demand registration rights prior to February 1, 2005.

THE INTERESTS OF OUR CONTROLLING STOCKHOLDERS MAY CONFLICT WITH YOUR INTERESTS.

     As of June 27, 2004, the executive officers, directors and entities affiliated with them, in the aggregate, beneficially own approximately 33.7% of our outstanding common stock. These stockholders are able to influence the outcome of matters requiring approval by our stockholders, including the election of directors and approval of significant corporate transactions. This concentration of ownership may also have the effect of delaying or preventing a change in control of our Company.

COMPLIANCE WITH CHANGING REGULATION OF CORPORATE GOVERNANCE AND PUBLIC DISCLOSURE MAY RESULT IN ADDITIONAL EXPENSE.

     Keeping abreast of, and in compliance with, changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, new SEC regulations and Nasdaq Stock Market rules, has required an increased amount of management attention and external resources. We remain committed to maintaining high standards of corporate governance and public disclosure. As a result, we intend to invest all reasonably necessary resources to comply with evolving standards, and this investment may result in increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities.

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

Item 4. CONTROLS AND PROCEDURES

     Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this quarterly report, our disclosure controls and procedures are adequately designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in applicable rules and forms.

PART II - OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

     On October 2, 2002, La Salsa, Inc. requested that we immediately stop all use of the phrase “FRESH MEXICAN GRILL”, which La Salsa, Inc. contends is its service mark. We notified La Salsa, Inc that we believe they have no current enforceable right against us to the phrase “Fresh Mexican Grill” under U.S. trademark law. La Salsa, Inc. requested that the Company license from La Salsa, Inc. the “Fresh Mexican Grill” service mark in order to avoid litigation. On June 7, 2004, we entered into a co-existence agreement with La Salsa, Inc., whereby we both consent to each other’s use of the phrase, “Fresh Mexican Grill.”

Item 2: CHANGES IN SECURITIES AND USE OF PROCEEDS

     Not applicable

Item 3: DEFAULTS UPON SENIOR SECURITIES

     Not applicable

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     At the Company’s annual meeting of stockholders held on July 29, 2004, the stockholders voted on the following matters:

(1)	Election of two directors to serve for a three-year term ending upon the 2006 annual meeting of the stockholders. The directors were elected as follows:

Nominee	Votes For	Votes Withheld
Jack W. Goodall	8,542,166	266,785
Timothy J. Ryan	8,536,123	272,828

As a result, Messrs. Goodall and Ryan were elected Directors of the Company. The following incumbent members continue to serve on the Board of Directors: Ralph Rubio, Kyle A. Anderson, Craig S. Andrews, William R. Bensyl, and Loren C. Pannier.

(2)	Ratification of the selection of KPMG LLP as our independent auditors for the fiscal year ending December 26, 2004.

Votes For	Votes Against	Votes Withheld
8,687,232	118,770	2,949

(3)	Amendment and restatement of our certificate of incorporation to decrease the number of authorized shares of common stock.

Votes For	Votes Against	Votes Withheld
8,787,640	15,179	6,132

Item 5. OTHER INFORMATION

     Not applicable

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

Set forth below is a list of the exhibits included as part of this quarterly report.

Exhibit No.	Description
31.1	Certification under Section 302 of the Sarbanes-Oxley Act of 2002 for Ralph Rubio

31.2	Certification under Section 302 of the Sarbanes-Oxley Act of 2002 for John Fuller

32.1	Certification under Section 906 of the Sarbanes-Oxley Act of 2002 for Ralph Rubio

32.2	Certification under Section 906 of the Sarbanes-Oxley Act of 2002 for John Fuller

b)	Reports on Form 8-K:

     The Company filed a current report on Form 8-K on June 17, 2004, reporting under Item 4, changes in the Company’s certifying accountant.

     The Company filed a current report on Form 8-K on May 5, 2004, reporting under Items 7 and 12 the results of operations for the first quarter ended March 28, 2004.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 9, 2004        RUBIO’S RESTAURANTS, INC.

/s/ John Fuller

John Fuller Chief Financial Officer (Principal Financial and Accounting Officer)