Form 10-Q
period 2004-09-26
RUBIOS RESTAURANTS INC
filed 2004-11-04
CIK 1082423

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the quarterly period ended September 26, 2004

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. (1) Yes ☒ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as indicated in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of October 29, 2004 there were 9,125,115 shares of the Registrant's common stock, par value $0.001 per share, outstanding.

1

RUBIO’S RESTAURANTS, INC.

PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
RUBIO’S RESTAURANTS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	September 26, 2004	December 28, 2003
ASSETS	(unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$6,958	$6,483
Short-term investments	5,792	1,097
Other receivables	1,487	1,363
Inventory	1,181	1,836
Prepaid expenses	889	530
Total current assets	16,307	11,309

PROPERTY - NET	35,400	35,195
GOODWILL	193	193
LONG-TERM INVESTMENTS	2,208	2,247
OTHER ASSETS	339	329
DEFERRED INCOME TAXES	1,930	3,341

TOTAL	$56,377	$52,614

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$1,509	$3,463
Accrued expenses and other liabilities	9,357	6,735
Store closure reserve	123	230
Deferred income taxes	8	76
Total current liabilities	10,997	10,504

STORE CLOSURE RESERVE	568	647
DEFERRED INCOME	405	427
DEFERRED RENT	2,400	2,301
DEFERRED FRANCHISE REVENUE	20	20
Total liabilities	14,390	13,899

COMMITMENTS AND CONTINGENCIES (NOTE 4)

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.001 par value, 5,000,000 shares authorized, no shares issued or outstanding	--	--
Common stock, $0.001 par value, 35,000,000 shares authorized, 9,125,150 issued and outstanding at September 26, 2004, and 9,105,445 issued and outstanding at December 28, 2003	9	9
Paid-in capital	42,137	42,055
Deferred compensation	588	585
Accumulated other comprehensive loss	(4)	(3)
Accumulated deficit	(743)	(3,931)
Total stockholders’ equity	41,987	38,715

TOTAL	$56,377	$52,614

See notes to consolidated financial statements-unaudited.

RUBIO’S RESTAURANTS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED
(In thousands, except per share data)

	13 Weeks Ended		39 Weeks Ended
	September 26, 2004	September 28, 2003	September 26, 2004	September 28, 2003
REVENUES:
Restaurant sales	$36,112	$32,610	$104,548	$94,418
Franchise and licensing revenues	62	56	156	163
TOTAL REVENUES	36,174	32,666	104,704	94,581

COSTS AND EXPENSES:
Cost of sales	9,823	9,217	28,598	27,717
Restaurant labor, occupancy and other	19,704	18,198	57,833	55,574
General and administrative expenses	2,770	2,368	8,453	7,872
Depreciation and amortization	1,492	1,387	4,444	4,184
Pre-opening expenses	34	38	108	124
Asset impairment and store closure expense (reversal) - net	--	--	(10)	2,627
Loss on disposal/sale of property	19	41	97	213
TOTAL COSTS AND EXPENSES	33,842	31,249	99,523	98,311
OPERATING INCOME (LOSS)	2,332	1,417	5,181	(3,730)

OTHER INCOME (EXPENSE):
Interest and investment income	6	16	92	65
Interest expense	--	(40)	--	(94)
OTHER INCOME (EXPENSE) - NET	6	(24)	92	(29)
INCOME (LOSS) BEFORE INCOME TAXES	2,338	1,393	5,273	(3,759)
INCOME TAX (EXPENSE) BENEFIT	(911)	557	(2,085)	1,504
NET INCOME (LOSS)	$1,427	$836	$3,188	$(2,255)

NET INCOME (LOSS) PER SHARE:
Basic	$0.16	$0.09	$0.35	$(0.25)

Diluted	$0.15	$0.09	$0.34	$(0.25)

SHARES USED IN CALCULATING NET INCOME (LOSS) PER SHARE:
Basic	9,118	9,104	9,111	9,089

Diluted	9,408	9,150	9,298	9,089

See notes to consolidated financial statements-unaudited.

RUBIO’S RESTAURANTS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED
(In thousands)
	39 Weeks Ended
	September 26, 2004	September 28, 2003
OPERATING ACTIVITIES:
Net income (loss)	$3,188	$(2,255)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	4,444	4,184
Bond premium amortization	39	--
Deferred compensation	3	75
Asset impairment and store closure reversal, net	(10)	2,627
Loss on disposal/sale of property	97	213
Changes in assets and liabilities:
Other receivables	(124)	(551)
Inventory	655	(197)
Prepaid expenses	(359)	(54)
Other assets	(10)	26
Deferred income taxes	1,343	(1,217)
Accounts payable	(1,954)	(551)
Accrued expenses and other liabilities	2,622	3,350
Store closure reserve	(176)	(448)
Deferred income	(22)	406
Deferred rent	99	65
Deferred franchise revenue	--	(13)
Cash provided by operating activities	9,835	5,660

INVESTING ACTIVITIES:
Purchases of property	(4,746)	(4,802)
Proceeds from sale of property	--	104
Purchases of investments	(4,696)	(2,575)
Sales and maturities of investments	--	2,820
Cash used in investing activities	(9,442)	(4,453)

FINANCING ACTIVITIES:
Repayment of line of credit borrowing	--	(1,000)
Proceeds from exercise of common stock options	82	167
Cash provided by (used in) financing activities	82	(833)

INCREASE IN CASH AND CASH EQUIVALENTS	475	374
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	6,483	8,578
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$6,958	$8,952

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$--	$58
Cash (paid) received for income taxes, net	$(896)	$440

See notes to consolidated financial statements-unaudited.

RUBIO’S RESTAURANTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
SEPTEMBER 26, 2004 AND DECEMBER 28, 2003

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

Recent Accounting Pronouncements

In December 2003, the Financial Accounting Standards Board (“FASB”) issued revised FASB Interpretation No. (“FIN”) 46R, “Consolidation of Variable Interest Entities”. This interpretation provides guidance on the identification of, and financial reporting for, variable interest entities. Variable interest entities are entities that lack the characteristics of a controlling financial interest or lack sufficient equity to finance activities without additional subordinated financial support. FIN 46R requires a company to consolidate a variable interest entity if that company is obligated to absorb the majority of the entity’s expected losses or is entitled to receive the majority of the entity’s residual returns, or both. FIN 46R also requires disclosures about variable interest entities that a company is not required to consolidate but in which it has a significant variable interest. The Company has adopted FIN 46R, however, this adoption had no impact on the Company’s results of operations.

Stock-Based Compensation

SFAS No. 123, “Accounting for Stock Based-Compensation” as amended by SFAS No. 148, “Accounting for Stock Compensation - Transition and Disclosure, an amendment of FASB Statement No. 123,” provides accounting guidance related to stock-based employee compensation. SFAS No. 123, as amended, encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations for all periods presented. Accordingly, compensation cost for stock options is measured as the excess, if any, of the fair value of the Company’s stock at the date of the grant over the amount an employee must pay to acquire the stock.

The following table summarizes the impact on the Company’s net income (loss) had compensation cost been determined based upon the fair value at the grant date for awards under the stock option plans consistent with the methodology prescribed under SFAS No. 123 (in thousands, except per share data):

	13 Weeks Ended		39 Weeks Ended
	September 26, 2004	September 28, 2003	September 26, 2004	September 28, 2003

Net income (loss) as reported	$1,427	$836	$3,188	$(2,255)
Deduct: Stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	354	148	851	446
Pro forma net income (loss)	$1,073	$688	$2,337	$(2,701)

RUBIO’S RESTAURANTS, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED SEPTEMBER 26, 2004 AND DECEMBER 28, 2003

Net income (loss) per share:
Basic - as reported	$0.16	$0.09	$0.35	$(0.25)
Basic - pro forma	$0.12	$0.08	$0.26	$(0.30)
Diluted - as reported	$0.15	$0.09	$0.34	$(0.25)
Diluted - pro forma	$0.11	$0.08	$0.25	$(0.30)

The pro forma compensation costs were determined using the weighted average fair values at the date of grant for options granted during the 13 weeks ended September 26, 2004 and September 28, 2003 of $5.53 and $2.46 per share, respectively, and for the 39 weeks ended September 26, 2004 and September 28, 2003 of $5.34 and $2.83 per share, respectively. The fair value of each option granted was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	13 Weeks Ended		39 Weeks Ended
	September 26, 2004	September 28, 2003	September 26, 2004	September 28, 2003

Expected dividend yield	None	None	None	None
Expected stock price volatility	64%	39%	64%	53%
Risk-free interest rate	3.4%	3.1%	3.4%	3.1%
Expected lives of options	0-5 years	5 years	0-5 years	5 years

2. BALANCE SHEET DETAILS

Balance Sheet details as of September 26, 2004 and December 28, 2003, respectively (in thousands) are as follows:

	September 26, 2004	December 28, 2003
OTHER RECEIVABLES:
Tenant improvement receivables	$75	$293
Beverage usage receivables	245	224
Credit card receivables	642	461
Income tax receivable	--	104
Other receivables	525	281
Total	$1,487	$1,363

INVESTMENTS:
Certificates of deposit	$5,792	$1,097
Mortgage and asset-backed securities	2,208	2,247
	8,000	3,344
Less: Short-term investments	(5,792)	(1,097)
Long-term investments	$2,208	$2,247

PROPERTY - Net:
Building and leasehold improvements	$34,809	$31,963
Equipment and furniture	30,237	28,149
Construction in process and related costs	1,848	2,590
	66,894	62,702
Less: Accumulated depreciation and amortization	(31,494)	(27,507)
Total	$35,400	$35,195

ACCRUED EXPENSES AND OTHER LIABILITIES:
Compensation	$2,790	$940
Workers’ compensation	2,859	2,761
Sales taxes	1,062	908
Vacation pay	514	509
Advertising	825	324
Franchise repurchase	440	440
Gift certificates	155	304
Occupancy	145	117
Professional fees	26	54
Other	541	378
Total	$9,357	$6,735

RUBIO’S RESTAURANTS, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED SEPTEMBER 26, 2004 AND DECEMBER 28, 2003

3. ASSET IMPAIRMENT AND STORE CLOSURE RESERVE

The Company evaluates the carrying value of long-lived assets for impairment when a restaurant experiences a negative event, including, but not limited to, a significant downturn in sales, a substantial loss of customers, an unfavorable change in demographics or a store closure. Upon the occurrence of a negative event, the Company estimates the future undiscounted cash flows for the individual restaurants that are affected by the negative event. If the projected undiscounted cash flows do not exceed the carrying value of the assets at each restaurant, the Company recognizes an impairment loss to reduce the assets’ carrying amounts to their estimated fair values (for assets to be held and used) and fair value less cost to sell (for assets to be disposed of) based on the estimated discounted projected cash flows derived from the restaurant. The most significant assumptions in the analysis are those used to estimate a restaurant's future cash flows. The Company generally uses the assumptions in its strategic plan and modifies them as necessary based on restaurant specific information.

The Company makes decisions to close stores based on their cash flows and anticipated future profitability. The Company records losses associated with the closure of restaurants at the time the unit is closed. These store closure charges primarily represent a liability for the future lease obligations after the expected closure dates, net of estimated sublease income, if any.

The changes in the store closure reserve during the 39 weeks ended September 26, 2004 were as follows (in thousands):

	Reserve Balance at December 28, 2003	Store Closure Expense	Store Closure Reversal	Usage	Reserve Balance at September 26, 2004

Reserve for stores closed in 2001	$454	$35	$(45)	$(90)	$354
Reserve for stores closed in 2002 and 2003	423	11	(11)	(86)	337
Total store closure reserve	877	$46	$(56)	$(176)	691
Less: current portion	(230)				(123)
Non-current	$647				$568

During the 39 weeks ended September 26, 2004, there were no new store closures, however, the store closure reserve was increased $46,000 to reflect additional expenses incurred to find a suitable sublessee, and decreased $56,000 to reflect additional sublease income received.

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

5. NET INCOME (LOSS) PER SHARE

A reconciliation of basic and diluted income (loss) per share in accordance with SFAS No. 128, “Earnings Per Share,” is as follows (in thousands, except per share data):

	13 Weeks Ended		39 Weeks Ended
	September 26, 2004	September 28, 2003	September 26, 2004	September 28, 2003
Numerator
Net income (loss)	$1,427	$836	$3,188	$(2,255)

Denominator
Basic:
Weighted average common shares outstanding	9,118	9,104	9,111	9,089
Diluted:
Effect of dilutive securities:
Common stock options	290	46	187	--
Total weighted average common and potential common shares outstanding	9,408	9,150	9,298	9,089

Net income (loss) per share:
Basic	$0.16	$0.09	$0.35	$(0.25)
Diluted	$0.15	$0.09	$0.34	$(0.25)

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We opened our first restaurant under the name “Rubio’s, Home of the Fish Taco” in 1983, and have since grown to 152 restaurants, including 147 Company-operated and 5 franchise locations. We position our restaurants in the high-quality, affordable, fast-casual Mexican food segment of the restaurant industry. Our business strategy is to become the leading brand in this industry segment.

So far in 2004, we continued to improve our economic model by focusing on improving operations execution, undertaking new marketing initiatives, rolling out our new “fresh and affordable” menu, and continuing controlled new unit growth. Our strategy’s success is indicated by the fact that our third quarter of 2004 posted our highest revenues, earnings, and EBITDA (earnings before interest, taxes, depreciation and amortization) ever in our company history. In addition, we continued the trend we started at the end of our fourth quarter 2003, by posting our fourth consecutive record respective quarterly earnings per share, and recording our best ever third quarter earnings per share.

In 2004, we gained the benefit of four new restaurants opened in 2004 and nine new/acquired stores opened in 2003. Our 2004 results so far were primarily due to our success in improving the performance of our existing restaurants by growing sales and controlling costs. Our focus has been on continuous improvement in our existing restaurants’ economic model. This includes working to increase our average unit volumes and to reduce costs, which results in improvement in our gross margin. So far in 2004, we were also able to grow sales by continuing to offer periodic promotions, by introducing a new radio advertising campaign in our major markets, and by the introduction of our new “fresh and affordable” menu. All of these factors drove traffic into our units, which resulted in an increase in comparable store sales of 4.1% and 4.6% for the 13-week and 39-week periods, respectively, in 2004. Importantly, in June 2004, after extensive testing, we introduced our new “fresh and affordable” menu. The menu features most of Rubio’s favorites, plus new items, many bundled or with price reductions to be more affordable. The goal of our menu is to maintain our heritage of offering distinctive fish and seafood items, while expanding our offerings of chicken, pork, and beef items. We believe providing a wide variety of fresh, “Rubio’s quality” unique items, now even more affordable, will continue to improve our overall financial performance by attracting new guests and increasing the frequency of visits by existing guests. We experienced the full benefit of our new menu in the third quarter of 2004, and the reaction has been favorable. During our third quarter we posted a sales increase of 4.1% despite two successful third quarter 2003 promotions, which previously drove a third quarter 2003 sales increase of 2.6%.

We were able to realize cost improvements through a variety of initiatives implemented during the second half of 2003 and early 2004. We continue to work diligently to control food and labor costs, and have instituted additional safety programs to reduce workers’ compensation costs, an area that drove the majority of our increase in labor costs in the first half of 2003. We have also focused on reducing our product costs by continuously working with our suppliers to seek the best prices available in the market and through strong daily management at the restaurant level. Importantly, we were able to mitigate much of the industry’s commodity cost increases by managing or reducing costs in areas that did not impact quality. In addition, our new menu caused reductions in our cost of sales as we were able to increase our transactions, as well as shift the mix of our products sold to more profitable items.

We believe that our focus on improving the economic model in the existing restaurant system in 2004 positions us well for continued profitable growth. This focus has allowed us to improve our average unit volume from $908,000 at the end of 2003 to $934,000 at the end of our third quarter 2004. In 2004, we opened four new company-owned restaurants, two in the San Diego area and two in the Los Angeles area, and replaced two existing San Diego restaurants with expiring leases, using our new concept (previously called“prototype”) look. We also entered into a food service agreement with the new Petco Park baseball stadium in San Diego, where we now serve our fish tacos, quesadillas, and burritos at three separate concession areas located throughout the stadium. We currently plan on opening one additional unit in late December 2004.

As a result of our historical expansion, period-to-period comparisons of our financial results may not be meaningful. When a new unit opens, it will typically incur higher than normal food and labor costs until new personnel gain experience. Hourly labor schedules are gradually adjusted downward during the first three months following the opening of a restaurant, in order to reach operating efficiencies similar to those at established units. In calculating our comparable restaurant base, we introduce a restaurant into our comparable restaurant base once it has been in operation for fifteen calendar months.

Results of Operations

All comparisons under this heading between 2004 and 2003 refer to the 13-week (“quarter”) and 39-week (“year-to-date”) periods ended September 26, 2004 and September 28, 2003, respectively, unless otherwise indicated.

The following table sets forth our operating results, expressed as a percentage of total revenues, with respect to certain items included in our statements of operations.

	13 Weeks Ended		39 Weeks Ended
	September 26, 2004	September 28, 2003	September 26, 2004	September 28, 2003
Total revenues	100.0%	100.0%	100.0%	100.0%
Costs and expenses:
Cost of sales (1)	27.2	28.3	27.4	29.4
Restaurant labor, occupancy and other (1)	54.6	55.8	55.3	58.9
General and administrative expenses	7.7	7.2	8.1	8.3
Depreciation and amortization	4.1	4.2	4.3	4.4
Pre-opening expenses	0.1	0.1	0.1	0.1
Asset impairment and store closure expense (reversal) - net	0.0	0.0	0.0	2.8
(Gain) loss on disposal/sale of property	0.0	0.1	0.1	0.2
Operating income (loss)	6.4	4.4	4.9	(3.9)
Other income (expense) - net	0.0	(0.1)	0.1	(0.1)
Income (loss) before income taxes	6.4	4.3	5.0	(4.0)
Income tax (expense) benefit	(2.5)	(1.7)	(2.0)	1.6
Net income (loss)	3.9%	2.6%	3.0%	(2.4)%

(1) As a percentage of restaurant sales

The following table summarizes the number of restaurants:

	September 26, 2004	September 28, 2003
Company-operated	147	139
Franchised	5	5
Total	152	144

Revenues

The increase in revenues in 2004 resulted from several factors: first, our four 2004 store openings contributed sales of $1.0 million for the third quarter and $1.8 million year-to-date; second, stores opened before 2004 but not yet in our comparable store base contributed sales of $1.2 million for the third quarter, and $4.2 million year-to-date; and third, comparable store sales contributed $1.3 million, or an increase of 4.1%, for the third quarter, and $4.3 million, or an increase of 4.6% year-to-date. The year-to-date increase was slightly offset by a decrease of $0.2 million in sales from the one store that closed in the second quarter of 2003. Units enter the comparable store base after 15 full months of operation. The third quarter and year-to-date comparable store sales increases were primarily due to an increase in transactions of 1.8% and 3.8%, respectively, and an increase in average check of 2.3% and 0.8%, respectively.

Costs and Expenses

Cost of sales increased to $9.8 million and $28.6 million, respectively, in 2004, compared to $9.2 million and $27.7 million in 2003, due primarily to an increase in the number of company-operated restaurants. As a percentage of restaurant sales, cost of sales decreased to 27.2% and 27.4%, respectively, in 2004, compared to 28.3% and 29.4% in 2003. This percentage improvement is a direct result of the initiatives we started in the last half of 2003 to reduce product costs. During the majority of 2003, we experienced higher food and paper costs associated with our larger portions, more menu variety, expanded salsa bar and upgraded packaging for our brand repositioning, combined with a strong discount promotion during the second quarter. In addition, our new menu variety resulted in an anticipated shift in our product mix from lower priced fish menu items to higher priced chicken and steak menu items. In an effort to reduce these costs, during the last quarter of 2003, we selected several new vendors, renegotiated contracts with existing vendors, and switched to less expensive packaging, in addition to implementing a small price increase. We currently expect that we will be able to mitigate the effects of any foreseeable increases in our product costs by tightly managing costs at the restaurant level, and by procurement and research and development initiatives.

Restaurant labor, occupancy and other costs increased to $19.7 million and $57.8 million, respectively, in 2004, compared to $18.2 million and $55.6 million in 2003. As a percentage of restaurant sales, these costs decreased to 54.6% and 55.3%, respectively, in 2004, compared to 55.8% and 58.9% in 2003. This decrease is primarily the result of our ability to leverage our costs with the increase in our revenue, combined with lower labor and unit operating costs as well as lower workers’ compensation expenses. Generally, operating costs were lower in 2004 compared to 2003, as many operating expenses in a retail unit are semi-fixed, and therefore, represent a lower percentage of revenue when retail sales increase. In addition, labor and unit operating expenses were higher in 2003 than in 2004 as we incurred higher training, supply, repair, and uniform costs associated with our brand repositioning mentioned in the discussion of cost of sales above. Workers’ compensation expenses decreased during 2004, compared to 2003, due to a strong company-wide focus and execution of accident prevention programs. Increased workers’ compensation expenses in 2003 were primarily due to a $1.1 million increase in our reserve during the second quarter of 2003. Actual loss development, which impacts our workers’ compensation expenses, may be better or worse than the loss development estimated by our actuary, which could positively or negatively impact our results of operations.

General and administrative expenses increased to $2.8 million and $8.5 million, respectively, in 2004, compared to $2.4 million and $7.9 million in 2003. As a percentage of revenues, these costs increased to 7.7% in the third quarter of 2004, compared to 7.2% in the third quarter of 2003, primarily as a result of increased bonus expense in 2004 due to improved results. General and administrative costs decreased to 8.1% year-to-date in 2004, compared to 8.3% for the same period in 2003, primarily due to increased leverage from higher sales.

Depreciation and amortization increased to $1.5 million and $4.4 million, respectively, in 2004, compared to $1.4 million and $4.2 million in 2003. This increase was primarily due to the additional depreciation on the eight new units opened since September 28, 2003, combined with the two new units that replaced existing units with expiring leases during this same time period. These increases were partially offset by reductions in depreciation expense due to the previously planned closure of one store and to the impairment charge, both of which were recorded in the second quarter of 2003.

Pre-opening expenses decreased to $34,000 and $108,000, respectively, in 2004, compared to $38,000 and $124,000 in 2003. So far in 2004, we have opened six restaurants compared to five during the same time period in 2003. Despite the increase in restaurant openings, pre-opening expenses were lower in 2004 because four of the restaurants opened in 2003 were located further away from our home base, causing our training team to incur higher travel costs. In addition, two of the restaurants opened in 2004 were replacement units, and, as such, training costs were minimal.

Asset impairment and store closure expense (reversal) - net was zero for both the third quarter 2004 and 2003. On a year-to-date basis, we reversed $10,000, net, of store closure expense in 2004, compared to a charge of $2.6 million, net, for the same period in 2003. The $10,000 reversal in 2004 was the net effect of a $46,000 increase to reflect additional expenses incurred to find a suitable sublessee, combined with a $56,000 reversal to reflect additional sublease income received. The $2.6 million charged during 2003 was the net result of a $2.7 million charge for asset impairment and a $0.1 million net reduction in our store closure reserve. The $2.7 million charge related to the impairment of sixteen under-performing restaurants as required under Statement of Financial Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Of these locations, five were outside California and four had been previously partially impaired in 2001. All of the associated restaurants are expected to remain open through the end of their lease terms, generally from 2005 to 2010. The assets impaired at these under-performing locations consisted of leasehold improvements and fixtures and equipment. Fair value of the leasehold improvements was determined based on discounted cash flows and the lower of the net book value or an estimate of current liquidation value for fixtures and equipment. The three factors that led to the impairment charge were the lower than anticipated increases in comparative store sales, higher than anticipated operating costs associated with our system-wide brand repositioning program, and escalating workers’ compensation costs. The $0.1 million net reduction in our store closure reserve was due to a $0.3 million increase to reflect the difficulty in identifying suitable sublessees, and the resulting continuation of lease payments, and a decrease of $0.4 million from favorable lease terminations.

Other income (expense) - net increased to income of $6,000 and $92,000, respectively, in 2004, compared to expense of $24,000 and $29,000 in 2003. Interest income increased in 2004 as our investments rose from $1.0 million in 2003 to $8.0 million in 2004. Interest expense decreased in 2004 due to the fact that we repaid our line of credit in 2003.

The income tax provisions reflect the projected annual tax rates of 39.5% in 2004 and 40% in 2003. In the third quarter of 2004, we reduced our fiscal 2004 projected annual rate due to our tax planning initiatives. The final 2004 annual tax rate cannot be determined until the end of the fiscal year; therefore, the actual rate could differ from our current estimates.

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

Liquidity and Capital Resources

We have funded our capital requirements in recent years through public sale of equity securities, private placement of preferred stock, bank debt and cash flow from operations. We generated $9.8 million in cash flow from operating activities for the 39 weeks ended September 26, 2004, compared to $5.7 million for the 39 weeks ended September 28, 2003.

Net cash used in investing activities was $9.4 million for the 39 weeks ended September 26, 2004, compared to net cash used in investing activities of $4.5 million for the 39 weeks ended September 28, 2003. Net cash used in investing activities for the 39 weeks ended September 26, 2004, included $4.7 million in capital expenditures and $4.7 million in purchases of investments. Net cash used in investing activities for the 39 weeks ended September 28, 2003 consisted of $4.8 million in capital expenditures, partially offset by $0.3 million provided by the sales, purchases, and maturities of investments.

Net cash provided by financing activities was $82,000 for the 39 weeks ended September 26, 2004, compared to net cash used of $0.8 million for the 39 weeks ended September 28, 2003. Financing activities for the 39 weeks ended September 26, 2004 consisted of proceeds from the exercise of common stock options. Financing activities for the 39 weeks ended September 28, 2003, consisted of the repayment of $1 million on our line of credit, combined with $167,000 in proceeds from the exercise of common stock options.

During the first half of 2003, we had $1 million in borrowings. In June 2003, we repaid this outstanding balance, and in August 2003, we terminated the line of credit. On October 29, 2003, we obtained a letter of credit in the amount of $2 million related to our workers’ compensation policy that matures in October 2004. We were also required, per the terms of the letter of credit, to pledge collateral of $2.2 million, which is shown under long-term investments on our balance sheet.

Our funds were principally used for the development and opening of new units. We incurred $4.7 million in capital expenditures during the 39 weeks ended September 26, 2004, of which $2.2 million was for newly opened units, $1.7 million for routine capital expenditures and remodels at our existing locations, and $0.8 million for corporate and information technology expenditures.

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

We believe that the anticipated cash flow from operations combined with our cash and short term investments balance of $12.8 million as of September 26, 2004, will be sufficient to satisfy our working capital and capital expenditure requirements for the foreseeable future. Changes in our operating plans, changes in our expansion plans, lower than anticipated sales, increased expenses, potential acquisitions or other events may cause us to seek additional or alternative financing sooner than anticipated. Additional or alternative financing may not be available on acceptable terms, or at all. Failure to obtain additional or alternative financing as needed could have a material adverse effect on our business and results of operations.

The following represents a comprehensive list of our contractual obligations and commitments as of September 26, 2004:

	Total	2004	2005	2006	2007	2008	Thereafter
	(in thousands)
Company-operated retail locations and other operating leases	$64,048	$11,393	$10,671	$10,126	$9,407	$8,262	$14,189
Franchise-operated retail locations operating leases	1,180	290	290	294	189	95	22
	$65,228	$11,683	$10,961	$10,420	$9,596	$8,357	$14,211

We lease restaurant and office facilities and real property under operating leases expiring through 2016. We have leased all of our facilities, except for one building, to minimize the cash investment associated with each unit. Most of our leases are for 10-year terms and include options to extend the terms. The majority of our leases also include fixed rate and percentage-of-sales rent provisions, and most require us to pay a proportionate share of real estate taxes, insurance, common area, and other operating costs. In addition, we are on the master leases for 4 franchise locations. These 4 locations were previously Company-operated before they were sold to a franchisee. Once they were sold to the franchisee, sublease documents were executed, and the franchisee began to pay rent directly to the landlords. Should this franchisee default on its subleases, we would be responsible for the lease obligations. Our maximum theoretical future exposure at September 26, 2004, computed as the sum of all remaining lease payments through the expiration dates of the respective leases was $1.2 million. This amount does not take into consideration any mitigating measures that we could take to reduce this exposure in the event of default, including re-leasing the locations, or terminating the master lease by negotiating a lump sum payment to the landlord less than the sum of all remaining future rents.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which are prepared in accordance with United States generally accepted accounting principles (“GAAP”). The preparation of these financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingencies at the date of the financial statements as well as the reported amounts of revenues and expenses during the reporting period.

Management evaluates these estimates and assumptions on an on-going basis including those relating to impairment of assets, restructuring charges, contingencies and litigation. Our estimates and assumptions have been prepared on the basis of the most current available information, and actual results could differ from these estimates under different assumptions and conditions.

Our critical accounting policies, which are discussed in our 2003 Annual Report on Form 10-K, are important to the preparation of our financial statements. These policies require management to make estimates and judgments that are often difficult, subjective and complex. Typically, the circumstances that make these judgments complex and difficult have to do with making estimates about the effect of matters that are inherently uncertain. During the 39 weeks ended September 26, 2004, we have not adopted any new accounting policies that are considered critical nor have there been any significant changes related to our critical accounting policies that would have a material impact on our consolidated financial position, results of operations, cash flow or our ability to conduct business.

Cautionary Statements Regarding Forward-Looking Statements

This quarterly report on Form 10-Q contains projections, estimates and other forward-looking statements that involve a number of risks and uncertainties, including without limitation, those discussed below. Statements regarding our assumed rate of return on plan assets, our effective tax rate, expectations regarding any liability that may result from claims and actions filed against us, estimated and future costs, expenses, same-store sales and other revenues, our growth strategy, our anticipated capital expenditures relating to new restaurants and refurbishment of existing facilities, our future financial performance, sources of liquidity, uses of cash and sufficiency of our cash flows are forward-looking statements. Forward-looking statements are generally identifiable by the use of the words "anticipate," "assume," "believe," "estimate," "seek," "expect," "intend," "plan," "project," "may," "will," "would," and similar expressions. Forward-looking statements are based on management's current plans and assumptions and are subject to known and unknown risks and uncertainties, which may cause actual results to differ materially from expectations.

Foreseeable risks and uncertainties are described elsewhere in this report and in detail under the caption “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 28, 2003 and in other reports that we file with the Securities and Exchange Commission, and such risk factors are incorporated herein by reference. We assume no obligation and do not intend to update these forward-looking statements.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our market risk exposures are related to our cash, cash equivalents and investments. We invest our excess cash in highly liquid short-term investments primarily with maturities of less than one year. The portfolio consists primarily of certificates of deposit. These investments are not held for trading or other speculative purposes. Changes in interest rates affect the investment income we earn on our investments and, therefore, impact our cash flows and results of operations. Due to the types of investment and debt instruments we hold, a 10% change in period-end interest rates or a hypothetical 100 basis point adverse move in interest rates would not have a significant negative affect on our financial results.

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

During the period covered by this quarterly report, there was no change in our internal controls over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

Not applicable

Item 2: UNRESGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

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

___________________

b) Reports on Form 8-K:

The Company filed a current report on Form 8-K on July 30, 2004, reporting under Item 5, to announce the election of William R. Bensyl to the Board of Directors.

The Company filed a current report on Form 8-K on July 28, 2004, reporting under Items 7 and 12 the results of operations for the second quarter ended June 27, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 4, 2004	RUBIO'S RESTAURANTS, INC.

	By:	/s/ John Fuller
John Fuller Chief Financial Officer (Principal Financial and Accounting Officer)

