Form 10-K/A
period 2003-12-28
RUBIOS RESTAURANTS INC
filed 2005-04-06
CIK 1082423

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

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

EXPLANATORY NOTE

This amendment to the Rubio's Restaurants, Inc. (the “Company”) Annual Report on Form 10-K/A for the fiscal year ended December 28, 2003 is being filed in order to restate the consolidated financial statements for fiscal 2003, 2002, and 2001 filed with the Securities and Exchange Commission on March 24, 2004. The Company intends to include restated condensed consolidated financial statements for the fiscal 2004 interim periods in its Quarterly Reports on Form 10-Q filed prospectively. The restated consolidated financial statements reflect changes made to correct errors in accounting for depreciation of leasehold improvements, tenant improvement allowances, and rent holidays for leased facilities in accordance with accounting principles generally accepted in the United States of America. See Note 2 to the Company’s audited consolidated financial statements for additional information.

RUBIO’S RESTAURANTS, INC.

TABLE OF CONTENTS

		Page
PART I
Item 1.	Business	3
Item 2.	Properties	14
Item 3.	Legal Proceedings	15
Item 4.	Submission of Matters to a Vote of Security Holders	15

PART II
Item 5.	Market for Registrant’s Common Equity and Related Stockholders Matters	15
Item 6.	Selected Financial Data	16
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17
Item 7A.	Quantitative and Qualitative Disclosure About Market Risk	25
Item 8.	Financial Statements and Supplementary Data	25
Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure	25
Item 9A	Controls and Procedures	25

PART III
Item 10.	Directors and Executive Officers of the Registrant	26
Item 11.	Executive Compensation	28
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	30
Item 13.	Certain Relationships and Related Transactions	32
Item 14.	Principal Accountant Fees and Services	32

PART IV
Item 15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K	33
	Signatures	36
EXHIBIT	10.51
EXHIBIT	10.53
EXHIBIT	23.1
EXHIBIT	31.1
EXHIBIT	31.2
EXHIBIT	32.1
EXHIBIT	32.2
EXHIBIT	99.1
EXHIBIT	99.2
EXHIBIT	99.3

FORWARD-LOOKING STATEMENTS

This annual report on Form 10-K/A and the documents we incorporate by reference contain projections, estimates and other forward-looking statements within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are principally contained in the section captioned “Business” under Item 1 below and the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under Item 7 below. In some cases, you can identify forward-looking statements by terms such as may, will, should, expect, plan, intend, forecast, anticipate, believe, estimate, predict, potential, continue or the negative of these terms or other comparable terminology. These forward-looking statements involve a number of risks and uncertainties, including but not limited to, those factors discussed under “Risk Factors” under Item 1 below and including but not limited to factors impacting our expectations regarding earnings per share, comparable sales growth and revenue, increased product costs, labor expense and other restaurant costs, the success of our promotions and marketing strategies, changes in the economic and geopolitical environment, changes in consumer preferences and tastes for our product, our ability to recruit and retain qualified personnel, adverse affects of weather, adequacy of reserves related to closed stores or stores to be sold, increased depreciation, asset write downs or implementation costs related to our marketing and concept positioning initiatives, our ability to implement a franchise strategy, our ability to open additional or maintain existing restaurants in the coming periods, food commodity prices, competition, and governmental actions regarding minimum wage. While this outlook represents our current judgment on the future direction of the business, such risks and uncertainties could cause actual results to differ materially from any future performance suggested below. We undertake no obligation to release publicly the results of any revisions or updates to these forward-looking statements to reflect events or circumstances arising after the date of this annual report.

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

UNIT ECONOMICS

In 2003, the 134 units open the entire year generated on a per unit basis average sales of $908,000, average operating income of $77,000, or 8.52% of sales, and average cash flow of $119,000, or 13.1% of sales. Comparable restaurant sales increased 1.8% in 2003 following an increase of 1.6% in 2002 and a decrease of 0.3% in 2001.

We currently have 116 units open in California. For fiscal 2003, 108 of these units have over 15 months of operating results. During 2003, the 108 units open in California for more than 15 months generated average sales of $947,000, average operating income of $89,000, or 10.2% of sales, and average cash flow of $133,000, or 14.1% of sales.

We currently have 27 units open outside of California. For the year ended December 28, 2003, 26 of these units have over 15 months of operating results. In 2003, the 26 units open outside of California for more than 15 months generated average sales of $748,000, average operating income of $31,000, or 4.2% of sales, and average cash flow of $58,000 or 7.8% of sales. Based on a plan approved in 2001, we closed one under performing unit during 2003, located outside of California.

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

Historically, our restaurant size has ranged from 1,800 to 3,300 square feet, excluding our smaller, food court locations. We expect the size of our future sites to range from 2,300 to 2,800 square feet. We intend to continue to develop restaurants that will require, on average, a total cash investment of approximately $475,000 to $525,000, excluding estimated pre-opening expenses between $40,000 to $50,000 per unit, which includes approximately $20,000 in rent holiday expense.

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

Company-Owned Locations	Opened	Under Construction	Signed Leases
Los Angeles Area	65	—	1
San Diego Area	40	1	3
Phoenix/Tucson Area	21	—	—
Denver Area	3	—	—
San Francisco Area	7	1	1
Sacramento Area	6	—	—
Portland Area	1	—	—
Salt Lake City Area	2	—	—
Total Company-Owned Locations	145	2	5

Franchise Locations
Fresno	1	—	—
Las Vegas	4	—	—
Total Franchised Locations	5	—	—

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

TRADEMARKS AND SERVICE MARKS

We have maintained registrations for a total of two trademarks and 9 service marks including, but not limited to, “Rubio’s,” “Rubio’s Baja Grill, Home of the Fish Taco,” “Home of the Fish Taco,” “HealthMex,” “Fish (Pesky)Caricature,” “Baja Grill,” “Best of Baja,” and “True Baja” with the United States Patents and Trademark Office. In addition, we have filed applications for “Rubio’s Fresh Mexican Grill”, “Rubio’s Baja Gourmet Burritos”, “Rubio’s Crispy Shrimp”, “Rubio’s Street Tacos”, “Rubio’s Lettuce Tacos” and “Cerveza Time”. We believe that the trademarks, service marks and other proprietary rights have significant value and are important to the marketing of our restaurant concept.

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

OUR FAILURE OR INABILITY TO ENFORCE OUR CURRENT AND FUTURE TRADEMARKS AND TRADE NAMES COULD ADVERSELY AFFECT OUR EFFORTS TO ESTABLISH BRAND EQUITY.

Our ability to successfully expand our concept will depend on our ability to establish and maintain "brand equity" through the use of our current and future trademarks, service marks, trade dress and other proprietary intellectual property, including our name and logos. We currently hold two trademarks and have 9 service marks relating to our brand and we have filed applications for two additional marks. Some or all of the rights in our intellectual property may not be enforceable, even if registered against any prior users of similar intellectual property or our competitors who seek to utilize similar intellectual property in areas where we operate or intend to conduct operations. If we fail to enforce any of our intellectual property rights, we may be unable to capitalize on our efforts to establish brand equity. It is also possible that we will encounter claims from prior users of similar intellectual property in areas where we operate or intend to conduct operations.

On October 2, 2002, La Salsa, Inc. requested that we immediately stop all use of the phrase “FRESH MEXICAN GRILL”, which La Salsa, Inc. contends is its service mark. We have notified La Salsa, Inc. that we believe they have no current enforceable right against us to the phrase “Fresh Mexican Grill” under U.S. trademark law. La Salsa, Inc. has requested that the Company license from La Salsa, Inc. the “Fresh Mexican Grill” service mark in order to avoid litigation.

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

WE OFFER A FRANCHISE PROGRAM. WE MAY BE UNSUCCESSFUL IN FULLY EXECUTING THIS PROGRAM.

We started a franchise program by entering into agreements with three franchisee groups between 2001 and 2002. In April 2003, our relationship with one of the franchisee groups was terminated when it defaulted on its franchise agreement and closed its franchised location. In May 2003, we re-opened this closed restaurant as a Company-owned restaurant. In September 2003, we agreed to acquire a franchisee’s location, with the stipulation that this franchisee would build a new location in a separate area. As of March 15, 2004, this new location has not been completed. As of March 15, 2004, we have two franchise agreements representing five franchised restaurants. Restaurant companies typically rely on franchise revenues as a significant source of revenues and potential for growth. Our inability to successfully execute our franchising program could adversely affect our business and results of operations. The opening and success of franchised restaurants is dependent on a number of factors, including availability of suitable sites, negotiations of acceptable lease or purchase terms for new locations, permitting and government regulatory compliance and the ability to meet construction schedules. The franchisees may not have all of the business abilities or access to financial resources necessary to open our restaurants or to successfully develop or operate our restaurants in their franchise areas in a manner consistent with our standards.

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

The following selected consolidated financial data are derived from the restated consolidated financial statements of the Company included in Item 8 of this report. As described in the “Explanatory Note” in the forepart of this report, Note 2 to the restated consolidated financial statements and in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 of this report, this data has been restated to reflect changes made to correct errors in accounting for depreciation of leasehold improvements, tenant improvement allowances, and rent holidays for leased facilities. The data set forth below should be read in conjunction with our restated consolidated financial statements and the accompanying notes thereto and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. These historical results are not necessarily indicative of the results to be expected in the future.

	Fiscal Years
(In thousands, except per share data)	2003	2002	2001	2000	1999
CONSOLIDATED STATEMENTS OF OPERATIONS DATA:
Restaurant sales	$124,786	$119,310	$112,728	$95,583	$67,745
Franchise and licensing revenue	204	253	211	150	109
Total revenue	124,990	119,563	112,939	95,733	67,854
Costs and expenses:
Cost of sales	36,052	32,580	31,368	28,348	19,976
Restaurant labor, occupancy and other	72,826	66,820	63,673	50,473	33,947
General and administrative expenses	10,315	9,625	10,316	10,281	7,755
Depreciation and amortization	6,993	6,525	6,531	5,370	3,387
Pre-opening expenses	488	277	841	1,239	1,142
Asset impairment and store closure expense (reversal)	2,071	(811)	11,551	2,530	—
Loss on disposal/sale of property	233	248	102	35	4
Operating income (loss)	(3,988)	4,299	(11,443)	(2,543)	1,643
Other (expense) income, net	(6)	(14)	170	708	501
Income (loss) before income taxes	(3,994)	4,285	(11,273)	(1,835)	2,144
Income tax (expense) benefit	1,569	(1,706)	4,245	736	(868)
Net income (loss)	$(2,425)	$2,579	$(7,028)	$(1,099)	$1,276
Net income attributable to common stockholders					$1,138
Net income (loss) per share
Basic	$(0.27)	$0.29	$(0.79)	$(0.12)	$0.20
Diluted	(0.27)	0.28	(0.79)	(0.12)	0.14
Shares used in calculating net income (loss) per share
Basic	9,093	9,017	8,920	8,883	5,741
Diluted	9,093	9,137	8,920	8,883	8,094

SELECTED OPERATING DATA:
Percentage change in comparable store sales (2)	1.8%	1.6%	(0.3%)	0.6%	6.0%
Percentage change in number of transactions (3)	(3.1%)	(0.2%)	(4.4%)	(1.8%)	4.5%
Percentage change in price per transaction (4)	5.1%	1.8%	4.3%	2.4%	1.5%

	Fiscal
	2003	2002	2001	2000	1999(1)
CONSOLIDATED BALANCE SHEET DATA:
Cash and cash equivalents	$6,483	$8,578	$4,710	$1,311	$3,459
Total assets	52,306	51,506	51,776	54,082	51,539
Long-term debt, including current portion	—	1,000	1,000	—	—
Total stockholders’ equity	35,150	37,319	34,023	40,926	41,960

(1)	The fiscal year 1999 beginning stockholders’ equity includes a decrease of $0.8 million, in order to reflect a cumulative impact to prior years resulting from the restatement.

(2)
Comparable restaurant sales are computed on a monthly basis, and then aggregated to determine comparable restaurant sales on a quarterly or annual basis. A restaurant is included in this computation after it has been open for 15 full calendar months. As a result, a restaurant may be included in this computation for only a portion of a given quarter or year.

(3)	Number of transactions are compiled by the Company’s point of sales system whenever a total amount is rung up on a cash register.

(4)	Price per transaction is derived from the Company’s net sales, which reflects discounts and coupons.

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

RESTATEMENT OF PRIOR FINANCIAL INFORMATION

Following the review of the accounting adjustments cited in several Form 8-K filings by various restaurant companies, we initiated a review of our lease accounting. Through this review, we determined on January 18, 2005 that our then-current method of lease accounting and leasehold depreciation was not in accordance with generally accepted accounting principles in the United States of America (“GAAP”). Based upon management’s subsequent analysis, it was determined that restatement of certain prior financial statements and information was necessary. The resulting adjustments are all non-cash, and have no material impact on the Company’s total cash flows, cash position, revenues, or same store sales.

We historically depreciated our one building (owned subject to a ground lease) and all of our leasehold improvements over a period that included both the initial term of the lease and the option periods (or the useful life of the asset, if shorter). Concurrently, we used the initial lease term in determining whether each of our leases was an operating lease or a capital lease and in calculating our straight-line rent expense. We determined that our method of accounting for the term used in establishing the depreciation period, lease classification and straight-line rent was not in accordance with the applicable accounting literature. Accordingly, we corrected our accounting to reflect the same lease term for depreciating our one building (owned subject to a land lease) and all of our leasehold improvements, determining capital versus operating leases and calculating straight-line rent expense. For leases with renewal periods at our option, we generally use the original lease term, excluding renewal option periods to determine useful lives. If failure to exercise a renewal option imposes an economic penalty to us, we may determine at the inception of the lease that renewal is reasonably assured and include the renewal option period(s) in the determination of appropriate estimated useful lives. Our policy requires an evaluation of each store location’s lease and lease term consistency when calculating the depreciation period, in classifying the lease, and in computing straight-line rent expense. The correction of this accounting required us to record additional depreciation and amortization expense.

We historically accounted for tenant improvement allowances as reductions to the related leasehold improvement asset on the consolidated balance sheets and capital expenditures in investing activities on the consolidated statements of cash flows. Management determined that Financial Accounting Standards Board (“FASB”) Technical Bulletin No. 88-1, “Issues Relating to Accounting for Leases,” requires these allowances to be recorded as “Deferred rent and other liabilities” on the consolidated balance sheets and as a component of operating activities on the consolidated statements of cash flows. Additionally, this adjustment results in a reclassification of the deferred rent amortization from “Depreciation and amortization” to “Restaurant labor, occupancy and other” on the consolidated statements of operations.

We historically recognized rent holiday periods on a straight-line basis over the lease term commencing with the store opening date. The store opening date coincided with the commencement of business operations, which corresponds to the intended use of the property. Management has now re-evaluated FASB Technical Bulletin No. 85-3, “Accounting for Operating Leases with Scheduled Rent Increases,” and determined that the lease term should commence on the date we take possession of the leased space for construction purposes. The correction of this accounting requires us to record additional rent in “Deferred rent and other liabilities” and to adjust “Accumulated deficit” on the consolidated balance sheets as well as to correct “Restaurant labor, occupancy and other” on the consolidated statements of operations for each of the three years in the period ended December 28, 2003.

See Note 2 to the restated consolidated financial statements included elsewhere in this report for a summary of the effects of these changes on the Company’s consolidated balance sheets as of December 28, 2003 and December 29, 2002, as well as on the Company’s consolidated statements of operations and cash flows for fiscal years 2003, 2002, and 2001. The accompanying Management’s Discussion and Analysis gives effect to these corrections.

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

SELF-INSURANCE LIABILITIES - We are self-insured for a portion of our workers’ compensation insurance program. Maximum self-insured retention, including defense costs per occurrence, ranges from $250,000 during our claim year ended October 31, 2003 to $350,000 during our claim year ending October 31, 2004. Insurance liabilities are accounted for based on the value of independent actuarial estimates of the amount of loss incurred. These estimates rely on actuarial observations of industry-wide historical claim loss development. The actual loss development may be better or worse than the development estimated by the actuary. In that event, we will modify the reserve, and our operating expenses will increase or decrease accordingly. Consistent with trends the restaurant industry has experienced in recent years, particularly in California where claim loss trends are among the highest in the country, workers’ compensation liability premiums continue to increase.

REVENUE RECOGNITION — Revenues from the operation of Company-owned restaurants are recognized when sales occur. Franchise revenue is comprised of 1) area development fees, 2) new store opening fees, 3) royalties and 4) information technology help desk fees. Fees received pursuant to area development agreements under individual franchise agreements, which grant the right to develop franchised restaurants in future periods in specific geographic areas, are deferred and recognized as revenue on a pro rata basis as the individual franchised restaurants subject to the development agreement open. New store opening fees are recognized as revenue in the month a franchised location opens. Royalties from franchised restaurants are recorded in revenue as earned. Information technology help desk fees are collected annually and are recorded ratably into revenue.

These accounting policies are applied consistently for all years presented.

RESULTS OF OPERATIONS

All comparisons under this heading between 2003, 2002 and 2001 refer to the 52-week periods ended December 28, 2003, December 29, 2002, and December 30, 2001, unless otherwise indicated.

The following table sets forth our operating results, expressed as a percentage of total revenues, with respect to certain items included in our statements of operations:

	FISCAL YEARS
	2003	2002	2001
Total revenue	100.0%	100.0%	100.0%
Costs and expenses:
Cost of sales (1)	28.9	27.3	27.8
Restaurant labor, occupancy and other (1)	58.4	56.0	56.5
General and administrative expenses	8.3	8.1	9.1
Depreciation and amortization	5.6	5.5	5.8
Pre-opening expenses	0.4	0.2	0.7
Asset impairment and store closure expense (reversal)	1.7	(0.7)	10.2
Loss on disposal/sale of property	0.2	0.2	0.1
Operating income (loss)	(3.2)	3.6	(10.1)
Other (expense) income, net	0.0	0.0	0.1
Income (loss) before income taxes	(3.2)	3.6	(10.0)
Income tax (expense) benefit	1.3	(1.4)	3.8
Net income (loss)	(1.9)%	2.2%	(6.2)%

(1) As a percentage of restaurant sales

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

COST OF SALES. Cost of sales as a percentage of revenues increased to 28.9% in the 52 weeks ended December 28, 2003 from 27.3% in the 52 weeks ended December 29, 2002. The increase was primarily due to higher food costs associated with our larger portions, expanded salsa bar, and upgraded packaging for our brand repositioning conversion. The increase was also due to the shift in our product mix, as anticipated, from lower priced fish menu items to higher priced chicken and steak menu items as a result of our new menu, and to a high cost promotion in the second quarter. In order to lower these costs on a go-forward basis, we have sourced new vendors and switched to less expensive packaging, as well as implemented a small price increase to help offset our higher food costs. We do, however, anticipate that our chicken and steak costs will continue to be higher than in the past due to recent price increases in both the poultry and cattle markets.

RESTAURANT LABOR, OCCUPANCY AND OTHER. Restaurant labor, occupancy, and other increased as a percentage of revenues to 58.4% for the 52 weeks ended December 28, 2003 from 56.0% in the 52 weeks ended December 29, 2002. The 2.4% increase as a percentage of revenue was due to a 1.3% increase related to workers’ compensation expenses caused by unusually costly claims that required the Company to increase its workers’ compensation accrual, a 0.6% increase related to labor, advertising, and unit operating expenses associated with training, promotion, supplies, upgrades and uniforms for the brand repositioning conversion mentioned in the discussion of cost of sales above, a 0.4% increase in occupancy costs related to rent increases based on various indices per our lease agreements, as well as a 0.1% increase in utilities due to a general increase in the cost of utilities. We do not anticipate the need to significantly adjust our workers’ compensation accrual in 2004. Actual loss development, however, may be better or worse than the development estimated by the actuary, which could positively or negatively impact our results of operations.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased to $10.3 million or 8.3% of revenue, in the 52 weeks ended December 28, 2003 from $9.6 million, or 8.1% of revenue, in the 52 weeks ended December 29, 2002. The 0.2% increase as a percentage of revenue was primarily due to a 0.3% increase in professional service fees and a 0.1% increase related to workers’ compensation costs, partially offset by a 0.2% decrease in corporate labor and labor related costs.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization expenses increased to $7.0 million in the 52 weeks ended December 28, 2003 from $6.5 million in the 52 weeks ended December 29, 2002. The $0.5 million increase was primarily due to the additional depreciation on the three new units opened during the last six months of 2002, the seven new units opened during 2003, and the two franchise stores converted to Company-owned restaurants in 2003, partially offset by reductions in depreciation expense due to the closure of one store in 2003 and to the impairment charge recorded in the second quarter of 2003.

PRE-OPENING EXPENSES. Pre-opening expenses increased to $488,000 for the 52 weeks ended December 28, 2003 from $277,000 for the 52 weeks ended December 29, 2002 primarily due to the increase in unit openings to nine in 2003 (seven new locations, plus two previously franchised locations), plus costs incurred during 2003 for two units that opened in the first part of 2004, compared to eight unit openings in 2002. The average pre-opening cost per new unit opening was $44,000 per unit, a $9,000 increase per unit from 2002. This increase was the combined effect of a focused effort to increase training before locations open so that our operations will run more smoothly and achieve profitability more quickly, and the fact that we opened several locations during 2003 further away from our home base, causing our training team to incur higher travel costs.

ASSET IMPAIRMENT AND STORE CLOSURE EXPENSE (REVERSAL). Asset impairment and store closure expense increased to $2.1 million in the 52 weeks ended December 28, 2003 from a reversal of $811,000 in the 52 weeks ended December 29, 2002. During fiscal 2003, we recorded a charge of $2.5 million, representing the excess of the carrying value of the assets over the estimated fair value of 16 under-performing restaurants as required under Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Of the locations, five were located outside of Southern California and four had been partially impaired in 2001. We currently plan to operate these restaurant locations through the end of their remaining lease terms, generally from 2005 through 2010. The assets impaired at these under-performing locations consisted of leasehold improvements and fixtures and equipment. Fair value was estimated using a discounted cash flows approach for the leasehold improvements and fixtures and equipment. The primary factors that lead to the impairment charge were the lower than anticipated increases in comparative store sales, higher than anticipated operating costs associated with our system-wide brand repositioning program, and escalating workers’ compensation costs. In addition, during fiscal 2003, we recorded a charge of $0.7 million to increase our store closure reserve to reflect the difficulty in identifying suitable sublessees and our revised estimate that we will need to continue full lease payments longer than originally estimated, and a reversal of $1.1 million to decrease our store closure reserve based on lease terminations and subleases that were more favorable than the original estimates. During fiscal 2002, we recorded a net asset impairment and store closure reversal of $1.4 million based primarily on lease terminations and subleases that were more favorable than the original estimates and lower severance charges. This reversal was offset by of a charge of $0.6 million to reflect additional costs we expected to incur on our remaining lease obligations.

LOSS ON DISPOSAL/SALE OF PROPERTY. Loss on asset disposals was $233,000 in 2003 compared to $248,000 in 2002. The higher loss in 2002 primarily relates to the write-off of exterior signs and additional properties related to the concept repositioning.

OTHER (EXPENSE) INCOME - NET. Other (expense) income-net decreased to $6,000 expense for the 52 weeks ended December 28, 2003 from $14,000 expense for the 52 weeks ended December 29, 2002. Interest income decreased to $88,000 for the 52 weeks ended December 28, 2003 from $113,000 for the 52 weeks ended December 29, 2002. The decrease is primarily due to declining interest rates paid on both our investments and our cash balances. Interest expense decreased to $94,000 for 2003 from $127,000 in 2002 due to the fact that we repaid our $1.0 million line of credit during 2003.

INCOME TAXES. The provision for income taxes for the 52 weeks ended December 28, 2003 and 52 weeks ended December 29, 2002 is based on the approximate annual effective tax rate applied to the respective period’s pretax book income. The 39.3% tax benefit applied to 2003 comprises the federal and state statutory rates based on the annual effective rate on pre-tax loss of $4.0 million for 2003. The 39.8% tax provision applied to 2002 comprises the federal and state statutory rates based on the annual effective rate on a pre-tax income of $4.3 million for 2002.

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

RESTAURANT LABOR, OCCUPANCY AND OTHER. Restaurant labor, occupancy, and other decreased as a percentage of revenues to 56.0% for the 52 weeks ended December 29, 2002 from 56.5% in the 52 weeks ended December 30, 2001. The 0.5% decrease as a percentage of restaurant sales is due in part to a decrease in labor and related costs of 1.7%, 0.7% due to higher occupancy charges, 0.2% due to higher advertising costs and 0.3% from the expenses relating to our concept repositioning. The decrease in labor and related costs was partially due to the closure of several underperforming stores in 2001 and 2002, and the implementation of labor saving programs in early 2002.

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

DEPRECIATION AND AMORTIZATION. Depreciation and amortization expenses remained consistent at $6.5 million in the 52 weeks ended December 29, 2002 and in the 52 weeks ended December 30, 2001. The slight decrease in 2002 was primarily due to the additional depreciation on the eight new units opened during 2002 and the 19 new units opened during 2001, offset by decreased depreciation as a result of store closures and asset impairments taken in September 2001, franchising of the four Nevada restaurants in April 2002 and the closures of three restaurants in February, August and October 2002. As a percentage of sales, depreciation and amortization decreased to 5.5% in 2002 from 5.8% in 2001.

PRE-OPENING EXPENSES. Pre-opening expenses decreased to $277,000 for the 52 weeks ended December 29, 2002 from $841,000 for the 52 weeks ended December 30, 2001 primarily due to the decrease in unit openings to eight in 2002 compared to 19 in 2001. The average pre-opening cost per new unit opening was $35,000 per unit, a decrease of $9,000 per unit from 2001.

ASSET IMPAIRMENT AND STORE CLOSURE EXPENSE (REVERSAL). In 2001, we recorded a $6.8 million charge related to the impairment of under-performing restaurants as required under Statement of Financial Accounting Standards No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of”. Additionally, we incurred $4.8 million in store closure expense related to the closure or pending closure of under-performing restaurants. These special charges, which consisted primarily of lease reserves and de-identification costs, were as follows: 1) a $3.2 million reserve for closed stores in 2001, 2) $1.1 million reserve for stores to be closed and 3) $0.5 million in reserves for severance and other closed store related charges. Eleven stores were closed in October 2001, and three additional stores were closed in February, August and October 2002. As of March 10, 2003, nine of the underlying leases related to the closed stores had been terminated with lease buyouts, and four other leases had been sublet. The Company was able to negotiate lease terminations that were more favorable than originally anticipated, in addition to lower severance related costs than anticipated, and in 2002 the Company reversed $1.4 million of the charge for store closures. This reversal was offset by a charge of $0.6 million to reflect additional costs we expected to incur on our remaining lease obligations

LOSS ON DISPOSAL/SALE OF PROPERTY. Loss on asset disposals was $248,000 in 2002 compared to $102,000 in 2001. The higher loss in 2002 primarily relates to the write-off of exterior signs and additional properties related to the concept repositioning.

OTHER (EXPENSE) INCOME - NET. Other (expense) income-net decreased to $14,000 expense for the 52 weeks ended December 29, 2002 from $170,000 in net other income for the 52 weeks ended December 30, 2001. Interest income decreased to $113,000 for the 52 weeks ended December 29, 2002 from $281,000 for the 52 weeks ended December 30, 2001. The decrease is primarily due to declining interest rates paid on our investments. In addition, the average interest rate earned on our cash balances decreased due to the declining interest rate environment. Interest expense remained fairly steady at $127,000 in 2002 and $111,000 in 2001.

INCOME TAXES. The provision for income taxes for the 52 weeks ended December 29, 2002 and 52 weeks ended December 30, 2001 is based on the approximate annual effective tax rate applied to the respective period’s pretax book income. The 39.8% tax provision applied to 2002 comprises the federal and state statutory rates based on the annual effective rate on pre-tax income of $4.3 million for 2002. The 37.7% tax benefit applied to 2001 comprises the federal and state statutory rates based on the annual effective rate on a pre-tax loss of $11.3 million for 2001.

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

LIQUIDITY AND CAPITAL RESOURCES

We have funded our capital requirements in recent years through public sale of equity securities, private placement of preferred stock, bank debt and cash flow from operations. We generated $8.9 million in cash flow from operating activities for the 52 weeks ended December 28, 2003 and $8.3 million for the 52 weeks ended December 29, 2002.

Net cash used in investing activities was $10.2 million for the 52 weeks ended December 28, 2003 compared to $4.9 million for the 52 weeks ended December 29, 2002. Net cash used in investing activities for the 52 weeks ended December 28, 2003 included $8.2 million in capital expenditures and $6.0 million in purchases of investments, partially offset by $4.0 million in proceeds received from the sale of property and the sale/maturities of investments. Net cash used in investing activities for the 52 weeks ended December 29, 2002 included $5.6 million in capital expenditures and $2.6 million in purchases of investments, partially offset by $3.3 million in proceeds received from the sale of property and the sale/maturities of investments.

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

Our funds were principally used for the development and opening of new units. We incurred $8.2 million in capital expenditures during the 52 weeks ended December 28, 2003, of which, $4.2 million was for newly opened units, $0.9 million for future openings, $1.1 million for menu board upgrades, remodels and point of sale system upgrades due to our brand repositioning conversion, $1.2 million for routine capital expenditures at our existing locations and $0.8 million for corporate and information technology expenditures. We incurred $5.6 million in capital expenditures during the 52 weeks ended December 29, 2002, of which, $2.3 million was for newly opened units, $0.5 million for future openings, $1.0 million for menu board upgrades, remodels and point of sale system upgrades, $1.0 million for routine capital expenditures at our existing locations and $0.8 million for corporate and information technology expenditures.

We currently expect total capital expenditures in 2004 to be approximately $6 million to $8 million for restaurant openings, remodels, maintenance, and for corporate and information technology. We currently expect that future locations will generally cost between $475,000 and $525,000 per unit, excluding pre-opening expenses. Some units may exceed this range due to the area in which they are built and the specific requirements of the project. Pre-opening expenses are expected to average between $40,000 and $50,000 per restaurant, which includes approximately $20,000 in rent holiday expense.

We believe that the anticipated cash flow from operating activities combined with our cash and investments balance of $7.6 million as of December 28, 2003 will be sufficient to satisfy our working capital and capital expenditure requirements for the foreseeable future. Changes in our operating plans, changes in our expansion plans, lower than anticipated sales, increased expenses, potential acquisitions or other events may cause us to seek additional or alternative financing sooner than anticipated. Additional or alternative financing may not be available on acceptable terms, or at all. Failure to obtain additional or alternative financing as needed could have a material adverse effect on our business and results of operations.

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

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our consolidated financial statements as of December 28, 2003 and December 29, 2002, and for each of the three years in the period ended December 28, 2003 and the report of independent registered public accounting firm are included in this report as listed in the index on page F-1 of this report (Item 14 (a)) (1) and (2). Supplementary unaudited quarterly financial data for fiscal years 2003 and 2002 are included in this report on page F-19.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A. CONTROLS AND PROCEDURES

The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our "disclosure controls and procedures" (as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")) as of the end of the period covered by this report. The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, also conducted an evaluation of the Company's internal control over financial reporting to determine whether any changes occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting. As was initially reported, management was satisfied that its disclosure controls and procedures were effective and that no change in its internal control over financial reporting had occurred. Subsequent to such evaluations, management became aware that the Company’s accounting policies for leases and leasehold improvements may not have been consistent with accounting principles generally accepted in the United States of America (“GAAP”). After investigating such matter and consulting with its current and former independent accountants, management and the Audit Committee of the Board of Directors concluded that “disclosure controls and procedures” were not effective because there was a material weakness in the Company's controls over the selection, implementation and review of its lease accounting policies. As a result, the Audit Committee determined on January 18, 2005 that the Company’s historical financial statements for the last three fiscal years and each of the first three quarters in fiscal 2004 should be restated to correct certain errors related to accounting for leases, specifically the accounting policies related to leasehold improvement amortization periods, rent holidays and landlord allowances, as reported in our Current Report on Form 8-K, dated January 19, 2005 and amended on March 16, 2005. Subsequent to December 26, 2004, the Company remediated the material weakness in internal control over financial reporting by changing its accounting policies for leases to conform to GAAP and has disclosed the impact of such changes in this report (for each of the last three fiscal years ended December 28, 2003) and in the Form 8-K noted above.

The Company's management, including the Chief Executive Officer and the Chief Financial Officer, do not expect that the Company's disclosure controls and procedures or internal controls will prevent all error and all fraud. A control system, no matter how well conceived or operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.

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

The audit committee’s function is to review, with the Company’s independent registered accountants and management, the results of the examination of our financial statements by the independent registered accountants. The audit committee also approves all professional services performed by the independent registered accountants, recommends the retention of the independent registered accountants to the board, subject to ratification by the stockholders, and periodically reviews the Company’s accounting policies and internal accounting and financial controls. For fiscal 2003, the members of the audit committee were Messrs. Pannier, Anderson, and Ryan. Mr. Pannier was the chairman of the committee in fiscal 2003.

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

Summary Compensation Table

		Annual Compensation
Name and Principal Position	Year	Salary($)	Bonus($)	Other Annual Compensation($)	All Other Compensation($) (3)
Ralph Rubio	2003	$216,123	—	—	$950
Chief Executive Officer,	2002	$209,828	—	—	$834
and Chairman of the Board	2001	$209,828	—	—	$835
Sheri Miksa (1)	2003	$300,000	—	—	$9,000
President and Chief Operating Officer	2002	$86,538	—	—	$147,479
John Fuller (2)	2003	$103,846	—	—	$107,449
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

In the year ended December 28, 2003, we granted options to purchase an aggregate of 603,450 shares of our common stock to employees.

OPTION GRANTS IN LAST FISCAL YEAR

		Individual Grants
	Number of	% of Total			Potential Realizable Value at
	Securities	Options			Assumed Annual Rates of Stock
	Underlying	Granted to			Price Appreciation for Option
	Options	Employees in	Exercise	Expiration	Term
	Granted	2003	Price ($/Sh)	Date	5% ($)	10% ($)
Ralph Rubio	—	—	—	—	$—	$—
Sheri Miksa	50,000	8.3%	$6.16	12/18/13	$193,700	$490,873
John Fuller	100,000	16.6%	$4.90	6/16/13	$308,158	$780,934
John Fuller	30,000	5.0%	$6.16	12/18/13	$116,220	$294,524
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

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
AND FY-END OPTION VALUES

					Value of Unexercised
	Shares		Number of Unexercised		In-The-Money Options at
	Acquired on	Value	Options at FY-End(#)		FY-End($)
Name	Exercise(#)	Realized($)	Exercisable	Unexercisable	Exercisable	Unexercisable
Ralph Rubio	—	—	7,833	2,167	—	—
Sheri Miksa	—	—	60,000	290,000	—	—
John Fuller	—	—	—	130,000	—	$108,000

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

Non-Employee Deferred Compensation Plan

Under this plan, non-employee directors may defer fees into either a cash account or into discounted options under our 1999 Stock Incentive Plan. Any deferrals into cash will be credited to a cash account that will accrue earnings at an annual rate of 2% above the prime lending rate. At the time of election a participant must choose the dates on which the cash benefit will be distributed. Distributions will be made on options the later of the January 15 of the year following the date the participant's board service terminates or six months from the date of termination. Alternatively, a participant may elect to be paid in up to ten (10) annual installments after board service terminates. Any deferral for the acquisition of discounted stock options will be such that the price to exercise the option will be 33-1/3% of the fair market value of the stock on the option grant date. No non-employee directors have elected to participate in this plan.

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

	Shares Beneficially Owned
Name of Beneficial Owner	Number of Shares	Number of Shares Underlying Options	Percent (%)
Royce and Associates (1) 1414 Avenue of the Americas New York, NY 10019	569,700	—	6.3%
Rafael Rubio (2)	568,300	—	6.2%
Ralph Rubio (3)	1,109,280	8,500	12.3%
Kyle A. Anderson(4) Rosewood Capital, L.P. One Maritime Plaza, Suite 1330 San Francisco, CA 94111	1,526,812	25,000	17.0%
Craig S. Andrews(5)	14,983	50,000	*
Jack W. Goodall	25,000	135,000	1.8%
Timothy J. Ryan	2,500	50,000	*
Loren C. Pannier	5,000	30,000	*
Sheri Miksa …………………………………………………………….	13,000	80,000	1.0%
John Fuller	4,000	—	*
Tim Hackbardt	1,000	—	*
All current directors and executive officers as a group (nine persons)	2,727,255	378,500	34.1%
____________

*	Less than 1% of the outstanding stock.

(1)	According to a Schedule 13G filed with the SEC on February 6, 2004, all 569,700 shares are beneficially owned by Royce and Associates, LLC.

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

EQUITY COMPENSATION PLAN INFORMATION

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options (A)	Weighted Average Exercise Price of Outstanding Options (B)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column A (C)
Equity compensation plans approved by security holders (1)	1,690,960 (3)	$6.20	742,268 (4)

Equity compensation plans not approved by security holders (2)	25,000	3.05	—
Total	1,715,960	6.15	742,268

(1)	Consists solely of the 1999 Stock Incentive Plan and Employee Stock Purchase Plan.

(2)	Consists solely of options to purchase 25,000 unregistered shares of our common stock granted to Mr. Goodall.

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

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table presents fees for professional services rendered by Deloitte & Touche LLP, the member firms of Deloitte Touche Tohmatsu, and their respective affiliates (collectively, the “Deloitte Entities”) for the audit of our annual financial statements for fiscal 2003 and 2002, for reviews of the financial statements included in our quarterly reports on Form 10-Q for fiscal year 2003 and 2002, and fees billed for other services rendered by the Deloitte Entities.

	2003	2002
Audit fees (1)	$174,625	$139,065
Audit related fees (2)	3,500	3,500
Tax fees (3)	8,690	23,500
All other fees (4)	—	—
Total fees	$186,815	$166,065

(1)	Includes fees for audit of the Company’s annual consolidated financial statements, issuance of consent and reviews of the Company’s quarterly consolidated financial statements.

(2)	Includes fees for review of the Company’s Uniform Franchise Offering Circular and issuance of consent.

(3)	Includes fees for tax compliance and tax planning and advice.

(4)	The Deloitte Entities did not bill any fees for professional services described in this category.

The Deloitte Entities performed no services and no fees were incurred or paid relating to financial information systems design and implementation. The audit committee has considered whether the independent auditors’ provision of non-audit services to us is compatible with maintaining auditor’s independence. All of the above described audit related services and tax services were pre-approved by the audit committee. The audit committee pre-approves the audit-related and tax services specifically described by the committee on an annual basis.

PART IV

Item 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

	(a)	Documents filed as part of the report:

		(1)	Financial Statements. See index to financial statements on page F-1 for a list of the financial statements being filed herein.

		(2)	Financial Statement Schedules. All schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or other notes thereto.

		(3)	Exhibits. See Exhibits below for all Exhibits being filed or incorporated by reference herein.

Number	Description
3.1(1)	Second Amended and Restated Certificate of Incorporation. (Exhibit 3.2).
3.2(1)	Restated Bylaws (Exhibit 3.4).
3.3(6)	Amendment of Bylaws. (Exhibit 3.3)
3.4(6)	Certificate of Amendment of the Bylaws. (Exhibit 3.4)
4.1(1)	Specimen common stock certificate. (Exhibit 4.1)
10.1(1)	Amended and Restated Investors’ Rights Agreement, dated November 19, 1997 (Exhibit 10.7).
10.2(1)	Amendment No. 1 to the Amended and Restated Investors’ Rights Agreement, dated December 31, 1997 (Exhibit 10.8).
10.3(1)	Amendment No. 2 to the Amended and Restated Investor’s Rights Agreement, dated May 1998 (Exhibit 10.9).
10.4(1)	Amended and Restated Stock Restriction Agreement, dated November 19, 1997 (Exhibit 10.10).
10.5(1)	Series D Preferred Stock Purchase Warrant granted to FSC Corp., dated May 11, 1998 (Exhibit 10.12).

Number	Description
10.6(1)	Stock Purchase Agreement, dated June 16, 1998 (Exhibit 10.13).
10.7(1)	Revolving Credit and Term Loan Agreement between us and BankBoston, N.A., dated May 1998 (Exhibit 10.14).
10.8(1)	Lease Agreement between us and Macro Plaza Enterprises, dated October 27, 1997 (Exhibit 10.15).
10.9(1)	First Amendment to Lease Agreement between us and Cornerstone Corporate Centre, LLC, dated October 16, 1998 (Exhibit 10.16).
10.10(1)	Agreement between us and Service America Corporation dated April 9, 1992 (Exhibit 10.17).
10.11(1)	Test Agreement between us and Host International, Inc., dated August 4, 1995 (Exhibit 10.18).
10.12(1)	Amendment to Agreement between us and Pacific Basin Foods, Inc., dated November 20, 1998 (Exhibit 10.20).
10.13(1)	Agreement between us and Coca-Cola US Fountain, dated March 10, 1998 (Exhibit 10.21).
10.14(1)	Agreement between us and Dr. Pepper/Seven Up, Inc., dated June 23, 1998 (Exhibit 10.22).
10.15(1)	Rental Agreement between us and Premier Food Services, Inc., dated July 10, 1998 (Exhibit 10.23).
10.16(1)	Letter Agreement between us and Volume Service America, dated March 29, 1999 (Exhibit 10.24).
10.17(1)(2)	Form of Indemnification Agreement between us and each of its directors (Exhibit 10.25).
10.18(1)(2)	Form of Indemnification Agreement between us and each of its officers (Exhibit 10.26).
10.19(1)(2)	1993 Stock Option/Stock Issuance Plan, as amended (Exhibit 10.27).
10.20(1)(2)	1993 Stock Option/Stock Issuance Plan Form of Notice of Grant of Stock Option (Exhibit 10.28).
10.21(1)(2)	1993 Stock Option/Stock Issuance Plan Form of Stock Option Agreement (Exhibit 10.29).
10.22(1)(2)	1993 Stock Option/Stock Issuance Plan Form of Stock Purchase Agreement (Exhibit 10.30).
10.23(1)(2)	1993 Stock Option/Stock Issuance Plan Form of Restricted Stock Issuance Agreement (Exhibit 10.31).
10.24(1)(2)	1995 Stock Option/Stock Issuance Plan (Exhibit 10.32).
10.25(1)(2)	1995 Stock Option/Stock Issuance Plan Form of Notice of Grant of Stock option (Exhibit 10.33).
10.26(1)(2)	1995 Stock Option/Stock Issuance Plan Form of Stock Option Agreement (Exhibit 10.34).
10.27(1)(2)	1995 Stock Option/Stock Issuance Plan Form of Stock Purchase Agreement (Exhibit 10.35).
10.28(1)(2)	1995 Stock Option/Stock Issuance Plan Form of Stock Issuance Agreement (Exhibit 10.36).
10.29(1)(2)	1998 Stock Option/Stock Issuance Plan (Exhibit 10.37).
10.30(1)(2)	1998 Stock Option/Stock Issuance Plan Form of Notice of Grant of Stock Option (Exhibit 10.38).
10.31(1)(2)	1998 Stock Option/Stock Issuance Plan Form of Stock Option Agreement (Exhibit 10.39).
10.32(1)(2)	1998 Stock Option/Stock Issuance Plan Form of Addendum to Stock Option Agreement (Exhibit 10.40).
10.33(1)(2)	1998 Stock Option/Stock Issuance Plan Form of Stock Purchase Agreement (Exhibit 10.41).
10.34(1)(2)	1998 Stock Option/Stock Issuance Plan Form of Addendum to Stock Purchase Agreement (Exhibit 10.42).
10.35(1)(2)	1998 Stock Option/Stock Issuance Plan Form of Stock Issuance Agreement (Exhibit 10.43).
10.36(1)(2)	1998 Stock Option/Stock Issuance Plan Form of Addendum to Stock Issuance Agreement (Exhibit 10.44).
10.37(1)(2)	1999 Stock Incentive Plan (Exhibit 10.45).
10.38(1)(2)	Employee Stock Purchase Plan (Exhibit 10.46).
10.39(1)(2)	Letter Agreement between us and Host International, Inc., dated May 18, 1999 (Exhibit 10.47).
10.40(3)	Agreement between us and Alliant Food Services, Inc., dated January 21, 2000.
10.41(4)	Second Amendment to the Credit Agreement between us and Fleet National Bank dated August 15, 2000.
10.42(7)	Form of Franchise Agreement as of March 15, 2001.
10.43(5)	Third Amendment to the Credit Agreement between us and Fleet National Bank dated March 19, 2001.
10.44(7)	Fourth Amendment to the Credit Agreement between us and Fleet National Bank dated December 30, 2001.
10.45(7)(2)	Consulting Agreement between us and Jack W. Goodall dated October 25, 2001. (Exhibit 10.45).
10.46(8)(2)	Letter Agreement between Sheri Miksa and the Company dated September 9, 2002.
10.47(9)	Amendment dated June 21, 2002, to the Agreement between the Company and Coca Cola USA Fountain dated March 6, 1998.
10.47(9)(2)	1999 Stock Incentive Plan as amended

Number	Description
10.48(9)(2)	Consulting Agreement between us and Jack W. Goodall dated June 14, 2002.
10.49(2)	Consulting Agreement between us and Jack W. Goodall dated October 31, 2001
10.50 (10)	Non-statutory Stock Option Agreement between the Company and Jack W. Goodall dated October 25, 2001.
10.51 (12)	Rubio’s Restaurants, Inc. Deferred Compensation Plan for Non-Employee Directors
10.52(11)	Letter Agreement between John Fuller and the Company, dated March 23, 2003
10.53 (12)	Letter Agreement between Tim Hackbardt and the Company, dated October 31, 2003
10.54 (12)	1999 Stock Incentive Plan as amended
21.1(1)	Subsidiary List.
23.1	Consent of Independent Registered Public Accounting Firm.
24.1	Powers of Attorney (Included under the caption “Signatures”).
31.1	Certification under Section 302 of the Sarbanes-Oxley Act of 2003 for Ralph Rubio
31.2	Certification under Section 302 of the Sarbanes-Oxley Act of 2003 for John Fuller
32.1	Certification under Section 906 of the Sarbanes-Oxley Act of 2003 for Ralph Rubio
32.2	Certification under Section 906 of the Sarbanes-Oxley Act of 2003 for John Fuller
99.1	The Ralph Rubio and Dionne M. Rubio Trust U/A dated June 18, 1993 Rule 10b5-1 Selling Plan
99.2	Ralph Rubio, Custodian for Ryan Rubio Rule 10b5-1 Selling Plan
99.3	Ralph Rubio, Custodian for Danielle M. Rubio Rule 10b5-1 Selling Plan
____________

(1)	Incorporated by reference to the above noted exhibit to our registration statement on Form S-1 (333-75087) filed with the SEC on March 26, 1999, as amended.

(2)	Management contract or compensation plan.

(3)	Incorporated by reference to Exhibit 10.1 to our quarterly report on Form 10-Q filed with the SEC on May 9, 2000.

(4)	Incorporated by reference to Exhibit 10.1 to our quarterly report on Form 10-Q filed with the SEC on November 8, 2000.

(5)	Incorporated by reference to Exhibit 10.1 to our quarterly report on Form 10-Q filed with the SEC on May 16, 2001.

(6)	Incorporated by reference to our annual report on Form 10-K filed with the SEC on April 2, 2001.

(7)	Incorporated by reference to the above noted exhibit.

(8)	Incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed with the SEC on September 10, 2002.
(9)	Incorporated by reference to Exhibit 10.1 to our quarterly report on Form 10-Q filed with the SEC on August 14, 2002.

(10)	Incorporated by reference to Exhibit 99.2 to our current report on Form S-8 filed with the SEC on April 18, 2002.

(11)	Incorporated by reference to Exhibit 10.1 to our quarterly report on Form 10-Q filed with the SEC on November 12, 2003.

(12)	Previously filed with our annual report on Form 10-K filed with the SEC on March 24, 2004.

(b) Reports on Form 8-K

The Company filed a current report on Form 8-K on November 4, 2003, reporting under Items 7 and 12 the results of operations for the third quarter.

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

RUBIO’S RESTAURANTS, INC.

Date: April 5, 2005	By:	/s/ Sheri Miksa
Sheri Miksa
President and Chief Executive Officer

POWER OF ATTORNEY

Know all persons by these present, that each person whose signature appears below constitutes and appoints Sheri Miksa or John Fuller, his or her attorney-in-fact, with power of substitution in any and all capacities, to sign any amendments to this annual report on Form 10-K/A, and to file the same with exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that the attorney-in-fact or his or her substitute or substitutes may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Sheri Miksa	President, Chief Executive Officer and Director	April 5, 2005
Sheri Miksa	(Principal Executive Officer)

/s/ John Fuller	Chief Financial Officer	April 5, 2005
John Fuller	(Principal Financial and Accounting Officer)

s/ Ralph Rubio	Chairman of the Board of Directors	April 5, 2005
Ralph Rubio

/s/ Kyle A. Anderson	Director	April 5, 2005
Kyle A. Anderson

/s/ Craig S. Andrews	Director	April 5, 2005
Craig S, Andrews

/s/ William R. Bensyl	Director	April 5, 2005
William R. Bensyl

/s/ Jack W. Goodall	Director	April 5, 2005
Jack W. Goodall

/s/ Loren C. Pannier	Director	April 5, 2005
Loren C. Pannier

/s/ Timothy J. Ryan	Director	April 5, 2005
Timothy J. Ryan

RUBIO’S RESTAURANTS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Rubio’s Restaurants, Inc.

We have audited the accompanying consolidated balance sheets of Rubio’s Restaurants, Inc. and subsidiary (the “Company”) as of December 28, 2003 and December 29, 2002, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for each of the three years in the period ended December 28, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Rubio’s Restaurants, Inc. and subsidiary as of December 28, 2003 and December 29, 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 28, 2003, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2, the accompanying consolidated financial statements have been restated.

/s/ DELOITTE & TOUCHE LLP

San Diego, California
March 17, 2004, (April 5, 2005, as to the effects of the restatement discussed in Note 2)

RUBIO’S RESTAURANTS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	December 28, 2003 (As restated, see Note 2)	December 29, 2002 (As restated, see Note 2)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$6,483	$8,578
Short-term investments	1,097	1,279
Income taxes receivable	104	357
Other receivables	1,259	818
Inventory	1,836	1,250
Prepaid expenses	530	600
Total current assets	11,309	12,882
PROPERTY — net	32,348	33,689
GOODWILL	193	—
LONG-TERM INVESTMENTS	2,247	—
OTHER ASSETS	329	366
DEFERRED INCOME TAXES	5,880	4,569
TOTAL	$52,306	$51,506

LIABILITIES AND STOCKHOLDERS’ EQUITY CURRENT LIABILITIES:
Accounts payable	$3,463	$1,990
Accrued expenses and other liabilities	7,264	4,331
Store closure reserve	230	559
Line of credit	—	1,000
Deferred income taxes	254	242
Total current liabilities	11,211	8,122

STORE CLOSURE RESERVE	647	1,248
DEFERRED INCOME	427	69
DEFERRED RENT AND OTHER LIABILITIES	4,851	4,712
DEFERRED FRANCHISE REVENUE	20	36
Total liabilities	17,156	14,187

COMMITMENTS AND CONTINGENCIES (NOTE 7)

STOCKHOLDERS’ EQUITY:
Preferred stock, $.001 par value, 5,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $.001 par value, 75,000,000 shares authorized, 9,105,445 shares issued and outstanding in 2003, and 9,052,358 shares issued and outstanding in 2002	9	9
Paid-in capital	42,640	42,378
Accumulated other comprehensive income (loss)	(3)	3
Accumulated deficit	(7,496)	(5,071)
Total stockholders’ equity	35,150	37,319
TOTAL	$52,306	$51,506

See notes to consolidated financial statements.

RUBIO’S RESTAURANTS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Year Ended
	December 28, 2003 (As restated, see Note 2)	December 29, 2002 (As restated, see Note 2)	December 30, 2001 (As restated, see Note 2)
REVENUE:
Restaurant sales	$124,786	$119,310	$112,728
Franchise and licensing revenue	204	253	211
TOTAL REVENUE	124,990	119,563	112,939
COSTS AND EXPENSES:
Cost of sales	36,052	32,580	31,368
Restaurant labor, occupancy and other	72,826	66,820	63,673
General and administrative expenses	10,315	9,625	10,316
Depreciation and amortization	6,993	6,525	6,531
Pre-opening expenses	488	277	841
Asset impairment and store closure expense (reversal)	2,071	(811)	11,551
Loss on disposal/sale of property	233	248	102
TOTAL COSTS AND EXPENSES	128,978	115,264	124,382
OPERATING INCOME (LOSS)	(3,988)	4,299	(11,443)
OTHER (EXPENSE) INCOME:
Interest and investment income	88	113	281
Interest expense	(94)	(127)	(111)
Other (expense) income - net	(6)	(14)	170
INCOME (LOSS) BEFORE INCOME TAXES	(3,994)	4,285	(11,273)
INCOME TAX (EXPENSE) BENEFIT	1,569	(1,706)	4,245
NET INCOME (LOSS)	$(2,425)	$2,579	$(7,028)
NET INCOME (LOSS) PER SHARE:
Basic	$(0.27)	$0.29	$(0.79)
Diluted	$(0.27)	$0.28	$(0.79)
SHARES USED IN CALCULATING NET INCOME
(LOSS) PER SHARE:
Basic	9,093	9,017	8,920
Diluted	9,093	9,137	8,920

See notes to consolidated financial statements.

RUBIO’S RESTAURANTS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)
For the Years Ended December 28, 2003, December 29, 2002 and December 30, 2001
(In thousands, except share data)

	Common Stock			Accumulated Other	Retained Earnings	Total	Total
	Shares	Amount	Paid-In Capital	Comprehensive Income (Loss)	(Accumulated Deficit)	Stockholders’ Equity	Comprehensive Income (Loss)
Balance, January 1, 2001, as previously reported	8,894,440	$9	$41,531	$8	$1,408	$42,956
Prior period adjustment (see Note 2)					(2,030)	(2,030)
Balance, January 1, 2001 (as restated, see Note 2)	8,894,440	9	41,531	8	(622)	40,926
Exercise of common stock options, including related tax benefit	28,346		47			47
Compensation expense - common stock options			80			80
Net loss (as restated, see Note 2)					(7,028)	(7,028)	$(7,028)
Other comprehensive loss:
Net unrealized loss on available-for-sale investments, net of tax				(2)		(2)	(2)
Balance, December 30, 2001 (as restated, see Note 2)	8,922,786	9	41,658	6	(7,650)	34,023	$(7,030)
Exercise of common stock options, including related tax benefit	127,328		427			427
Compensation expense - common stock options			293			293
Exercise of warrants	2,244
Net income (as restated, see Note 2)					2,579	2,579	$2,579
Other comprehensive income:
Net unrealized loss on available-for-sale investments, net of tax				(3)		(3)	(3)
Balance, December 29, 2002 (as restated, see Note 2)	9,052,358	9	42,378	3	(5,071)	37,319	$2,576
Exercise of common stock options, including related tax benefit	53,087		187			187
Compensation expense - common stock options			75			75
Net loss (as restated, see Note 2)					(2,425)	(2,425)	$(2,425)
Other comprehensive loss:
Net unrealized loss on available-for-sale investments, net of tax				(6)		(6)	(6)
Balance, December 28, 2003 (as restated, see Note 2)	9,105,445	$9	$42,640	$(3)	$(7,496)	$35,150	$(2,431)

See notes to consolidated financial statements.

RUBIO’S RESTAURANTS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended
	December 28, 2003 (As restated, see Note 2)	December 29, 2002 (As restated, see Note 2)	December 30, 2001 (As restated, see Note 2)
OPERATING ACTIVITIES:
Net income (loss)	$(2,425)	$2,579	$(7,028)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	6,993	6,525	6,531
Deferred compensation	75	293	80
Asset impairment and store closure expense (reversal)	2,071	(811)	6,751
Loss on disposal/sale of property	233	248	102
Changes in assets and liabilities:
Income taxes receivable	253	440	(510)
Other receivables	(441)	(145)	465
Inventory	(586)	203	567
Prepaid expenses	70	136	(155)
Deferred income taxes	(1,300)	1,527	(3,647)
Other assets	37	(13)	73
Accounts payable	1,473	(1,015)	(1,323)
Accrued expenses and other liabilities	2,463	198	275
Store closure reserve	(488)	(1,855)	4,477
Deferred rent and other liabilities	169	6	(56)
Deferred income	358	69	—
Deferred franchise revenue	(16)	(51)	(13)
Cash provided by operating activities	8,939	8,334	6,589

INVESTING ACTIVITIES:
Purchases of property	(8,195)	(5,621)	(10,938)
Proceeds from sale of property	44	341	655
Purchases of investments	(6,002)	(2,612)	(13,045)
Sales and maturities of investments	3,932	2,999	19,091
Cash used in investing activities	(10,221)	(4,893)	(4,237)

FINANCING ACTIVITIES:
Proceeds from borrowings on line of credit	—	—	1,000
Principal payments on line of credit	(1,000)	—	—
Proceeds from exercise of common stock options	187	427	47
Cash provided by (used in) financing activities	(813)	427	1,047
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(2,095)	3,868	3,399
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	8,578	4,710	1,311
CASH AND CASH EQUIVALENTS AT END OF YEAR	$6,483	$8,578	$4,710

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$43	$108	$16
Cash (received) paid for income taxes-net	$(542)	$(312)	$251

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

Long-term investments valued at $2.2 million are pledged as collateral for a standby letter of credit related to the Company’s workers’ compensation policy (Note 6).

INVENTORY — Inventory consists of food, beverage, paper and restaurant supplies, and is stated at the lower of cost (first-in, first-out method) or market value.

PROPERTY — Property is stated at cost. A variety of costs are incurred in the leasing and construction of restaurant facilities. The costs of buildings under development include specifically identifiable costs. The capitalized costs include development costs, construction costs, salaries and related costs, and other costs incurred during the acquisition or construction stage. Salaries and related costs capitalized totaled $71,000, $81,000, and $192,000 for fiscal years 2003, 2002, and 2001, respectively. Depreciation and amortization of buildings, leasehold improvements, and equipment are computed using the straight-line method over the shorter of the estimated useful lives of the assets or the initial lease term for certain leased properties (building and improvements range from 10 to 20 years, and equipment 3 to 7 years). For leases with renewal periods at the Company’s option, the Company generally uses the original lease term, excluding renewal option periods to determine useful lives; if failure to exercise a renewal option imposes an economic penalty to the Company, management may determine at the inception of the lease that renewal is reasonably assured and include the renewal option period in the determination of appropriate estimated useful lives. The Company’s policy requires lease term consistency when calculating the depreciation period, in classifying the lease, and in computing straight-line rent expense.

GOODWILL - Goodwill, which represents the excess of the cost of an acquired business over the fair value of amounts assigned to assets acquired and liabilities assumed, is not amortized. Instead, goodwill is assessed for impairment under SFAS No. 142, “Goodwill and Other Intangible Assets” (Note 4).

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

SELF-INSURANCE LIABILITIES - The Company is self-insured for a portion of its workers’ compensation insurance program. Maximum self-insured retention, including defense costs per occurrence, ranges from $250,000 during the claim year ended October 31, 2003 to $350,000 during the claim year ending October 31, 2004. Insurance liabilities are accounted for based on independent actuarial estimates of the amount of loss incurred. These estimates rely on actuarial observations of industry-wide historical claim loss development, and are subject to change based on actual loss development.

DEFERRED RENT AND OTHER LIABILITIES — Rent expense on operating leases with scheduled or minimum rent increases is expensed on the straight-line basis over the lease terms, which includes the period of time from when the Company takes possession of the leased space until the store opening date (the build-out period). Deferred rent represents the excess of rent charged to expense over rent payable under the lease agreement. In connection with certain of the Company's leases, the landlord has provided the Company with tenant improvement allowances.  These lease incentives, as well as rent holidays, are recorded as long-term liabilities in "Deferred rent and other liabilities" and are amortized over the term of the leases as reductions to rent expense.

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

STORE PRE-OPENING EXPENSES — Costs incurred in connection with the training of personnel, occupancy during the build-out period, and promotion of new store openings are expensed as incurred.

ADVERTISING — Advertising costs incurred to produce media advertising for new campaigns are expensed in the year in which the advertising first takes place. Other advertising costs are expensed when incurred. Advertising costs are included in restaurant labor, occupancy and other expenses and totaled $5.3 million, $4.9 million and $4.4 million for fiscal years 2003, 2002 and 2001, respectively.

INCOME TAXES — The provision for income taxes is based on income (loss) reported in the financial statements. Deferred income taxes are provided to reflect temporary differences between the basis of assets and liabilities for financial reporting purposes and income tax purposes, as well as the effects of income tax credits.

STOCK-BASED COMPENSATION —SFAS No. 123, “Accounting for Stock-Based Compensation” as amended by SFAS No. 148 “Accounting for Stock Based Compensation - Transition and Disclosure an amendment of FASB Statement No. 123”, provides accounting guidance related to stock-based employee compensation. SFAS No. 123, as amended, encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations for all periods presented. Accordingly, compensation cost for stock options granted to employees is measured as the excess, if any, of the fair value of the Company’s stock at the date of the grant over the amount an employee must pay to acquire the stock.

The following table summarizes the impact on the Company’s net income (loss) had compensation cost been determined based upon the fair value at the grant date for awards under the stock option plans consistent with the methodology prescribed under SFAS No. 123 (in thousands, except per share data):

	Fiscal Years
	2003	2002	2001

Net income (loss), as reported	$(2,425)	$2,579	$(7,028)
Deduct: Total stock-based employee compensation expense
determined under fair value based method for all awards,
net of related tax effects	631	450	989
Pro forma net income (loss)	$(3,056)	$2,129	$(8,017)
Earnings (loss) per share:
Basic - as reported	$(0.27)	$0.29	$(0.79)
Basic - pro forma	(0.34)	0.24	(0.90)

Diluted - as reported	$(0.27)	$0.28	$(0.79)
Diluted - pro forma	(0.34)	0.23	(0.90)

The Company accounts for stock options granted to non-employees using the fair value method. Compensation expense for options granted to non-employees has been determined in accordance with Emerging Issues Task Force (“EITF”) No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services,” as the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. Compensation expense for options granted to non-employees is periodically remeasured as the underlying options vest and is recorded as expense and additional paid in capital in the financial statements.

COMMON STOCK AND EARNINGS PER SHARE — Holders of common stock are entitled to one vote per share. Basic earnings per share is computed by dividing net income or loss by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed similar to basic earnings per share, except that the weighted average number of shares of common stock outstanding is increased to include the effect of potentially dilutive common shares, which are comprised of stock options granted to employees under stock-based compensation plans that were outstanding during the period. Potentially dilutive common shares are excluded from the diluted earnings per share computation when their effect would be antidilutive.

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

2. RESTATEMENT OF FINANCIAL STATEMENTS

Subsequent to the issuance of the consolidated financial statements, the Company determined a restatement was necessary to correct errors in accounting for depreciation on leasehold improvements, tenant improvement allowances, and rent holidays for leased facilities. The Company historically depreciated its one building (owned subject to a ground lease), and all of its leasehold improvements over a period that included both the initial term of the lease and the option periods (or the useful life of the asset, if shorter). Concurrently, the Company used the initial lease term in determining whether each of its leases was an operating lease or a capital lease and in calculating its straight-line rent expense. The Company determined that its method of accounting for the term used in establishing the depreciation period, lease classification and straight-line rent was not in accordance with the applicable accounting literature. Accordingly, the Company corrected its accounting to reflect the same lease term for depreciating its one building (owned subject to a land lease) and all of its leasehold improvements, determining capital versus operating leases and calculating straight-line rent expense. For leases with renewal periods at the Company’s option, the Company now generally uses the original lease term, excluding renewal option periods to determine useful lives. If failure to exercise a renewal option imposes an economic penalty to the Company, management may determine at the inception of the lease that renewal is reasonably assured and include the renewal option period(s) in the determination of appropriate estimated useful lives. The Company’s policy now requires lease term consistency when calculating the depreciation period, in classifying the lease, and in computing straight-line rent expense. The correction of this accounting required the Company to record additional depreciation and amortization expense.

The Company historically accounted for tenant improvement allowances as reductions to the related leasehold improvement asset on the consolidated balance sheets and capital expenditures in investing activities on the consolidated statements of cash flows. The Company has now determined that Financial Accounting Standards Board (“FASB”) Technical Bulletin No. 88-1, “Issues Relating to Accounting for Leases,” requires these allowances to be recorded as “Deferred rent and other liabilities” on the consolidated balance sheets and as a component of operating activities on the consolidated statements of cash flows. Additionally, the Company determined that deferred rent amortization should be included in “Restaurant labor, occupancy and other” in the consolidated statements of operations.

The Company historically recognized rent holiday periods on a straight-line basis over the lease term commencing with the store opening date. The store opening date coincided with the commencement of business operations, which corresponds to the intended use of the property. The Company has now determined that FASB Technical Bulletin No. 85-3, “Accounting for Operating Leases with Scheduled Rent Increases,” required that the lease term should commence on the date the Company takes possession of the leased space for construction purposes. The correction of this accounting required the Company to record additional rent in “Deferred rent and other liabilities” and to adjust “Accumulated deficit” on the consolidated balance sheets as well as to correct “Restaurant labor, occupancy and other” in the consolidated statements of operations for each of the three years in the period ended December 28, 2003.

As a result, the Company has restated its consolidated financial statements for each of the three years in the period ended December 28, 2003. The following is a summary of the significant effects of these changes on the Company’s consolidated financial statements (in thousands, except per share data):

As of and for the year ended December 28, 2003	As previously reported	Adjustments	As restated
Property, net	$35,195	$(2,847)	$32,348
Deferred income tax assets	3,341	2,539	5,880
Accrued expenses and other liabilities	6,735	529	7,264
Deferred income tax liabilities	76	178	254
Deferred rent and other liabilities	2,301	2,550	4,851
Total stockholders’ equity	38,715	(3,565)	35,150
Restaurant labor, occupancy and other	73,325	(499)	72,826
Depreciation and amortization	5,632	1,361	6,993
Pre-opening expenses	289	199	488
Asset impairment and store closure expense (reversal)	2,265	(194)	2,071
Loss on disposal/sale of property	230	3	233
Operating income (loss)	(3,118)	(870)	(3,988)
Income tax (expense) benefit	1,223	346	1,569
Net income (loss)	(1,901)	(524)	(2,425)
Net income (loss) per share - Basic	$(0.21)	$(0.06)	$(0.27)
Net income (loss) per share - Diluted	$(0.21)	$(0.06)	$(0.27)
Net cash provided by operating activities	8,802	137	8,939
Net cash used in investing activities	(10,084)	(137)	(10,221)

As of and for the year ended December 29, 2002	As previously reported	Adjustments	As restated
Property, net	$35,504	$(1,815)	$33,689
Deferred income tax assets	2,403	2,166	4,569
Accrued expenses and other liabilities	3,832	499	4,331
Deferred income tax liabilities	90	152	242
Deferred rent and other liabilities	1,971	2,741	4,712
Total stockholders’ equity	40,360	(3,041)	37,319
Restaurant labor, occupancy and other	67,553	(733)	66,820
Depreciation and amortization	5,184	1,341	6,525
Pre-opening expenses	155	122	277
Asset impairment and store closure expense (reversal)	(815)	4	(811)
Loss on disposal/sale of property	250	(2)	248
Operating income (loss)	5,031	(732)	4,299
Income tax (expense) benefit	(1,998)	292	(1,706)
Net income (loss)	3,019	(440)	2,579
Net income (loss) per share - Basic	$0.33	$(0.04)	$0.29
Net income (loss) per share - Diluted	$0.33	$(0.05)	$0.28
Net cash provided by operating activities	8,080	254	8,334
Net cash used in investing activities	(4,639)	(254)	(4,893)

For the year ended December 30, 2001	As previously reported	Adjustments	As Restated
Restaurant labor, occupancy and other	$64,682	$(1,009)	$63,673
Depreciation and amortization	5,124	1,407	6,531
Pre-opening expenses	412	429	841
Asset impairment and store closure expense (reversal)	11,429	122	11,551
Operating income (loss)	(10,494)	(949)	(11,443)
Income tax (expense) benefit	3,867	378	4,245
Net income (loss)	(6,457)	(571)	(7,028)
Net income (loss) per share - Basic	$(0.72)	$(0.07)	$(0.79)
Net income (loss) per share - Diluted	$(0.72)	$(0.07)	$(0.79)
Net cash provided by operating activities	6,155	434	6,589
Net cash used in investing activities	(3,803)	(434)	(4,237)

The prior year adjustment for all years prior to fiscal year 2001 was $2.0 million, which was recorded as a decrease in retained earnings at January 1, 2001.

3. BALANCE SHEET DETAILS as of December 28, 2003 and December 29, 2002, respectively (in thousands):

	2003	2002
OTHER RECEIVABLES:
Tenant improvement receivables	$293	$210
Beverage usage receivables	224	274
Other	742	334
Total	$1,259	$818

	2003	2002
INVESTMENTS:
Corporate bonds	$—	$1,111
Certificates of deposit	1,097	—
Municipal bonds	—	168
Mortgage and asset-backed securities	2,247	—
	3,344	1,279
Less: short-term investments	(1,097)	(1,279)
Long-term investments	$2,247	$—

	2003	2002
PROPERTY — at cost:
Building and leasehold improvements	$35,996	$32,596
Equipment and furniture	28,149	26,238
Construction in process and related costs	2,590	244
	66,735	59,078
Less: accumulated depreciation and amortization	(34,387)	(25,389)
Total	$32,348	$33,689

	2003	2002
ACCRUED EXPENSES AND OTHER LIABILITIES:
Compensation	$940	$917
Workers’ compensation	2,761	888
Sales taxes	908	861
Vacation pay	509	464
Advertising	324	109
Franchise repurchase	440	—
Gift certificates	304	232
Occupancy	646	598
Other	432	262
Total	$7,264	$4,331

4. GOODWILL

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

5. ASSET IMPAIRMENT AND STORE CLOSURE RESERVE

The Company recorded asset impairment charges and store closure expense of $2.1 million during fiscal 2003. This was comprised of a charge of $2.5 million to write down the carrying value of 16 of its restaurants, a charge of $0.7 million to increase its store closure reserve to reflect the difficulty in identifying suitable sublessees and the Company’s revised estimate that it will need to continue full lease payments longer than originally estimated, and a reversal of $1.1 million to decrease its store closure reserve based on lease terminations and subleases that were more favorable than the original estimates. Of the locations whose carrying values were written down in fiscal 2003, five were located outside of Southern California and four had been partially impaired in 2001. The Company currently plans to operate these restaurant locations through the end of their remaining lease terms, generally from 2005 through 2010.

The Company recorded a net asset impairment and store closure reversal of $811,000 during fiscal 2002. This reversal was the net effect of a charge to impairment of $4,000, combined with a charge to store closure of $0.6 million to reflect additional costs the Company expected to incur on its remaining lease obligations, and a reversal to store closure of $1.4 million based primarily on lease terminations and subleases that were more favorable than the original estimates and lower severance charges.

The Company recorded asset impairment and store closure expense of $11.6 million during fiscal 2001. This charge was comprised of $6.8 million to write down the carrying value of five stores initially impaired in fiscal 2000 and an additional 11 stores which the Company closed in 2001, combined with a charge of $4.8 million consisting primarily of future lease obligations on these closed stores, severance, and other related charges.

 The components of the store closure reserve in fiscal 2002 and 2003 were as follows (in thousands):

	Reserve Balance at December 30, 2001	Store Closure Expense	Store Closure Reversal	Usage	Reserve Balance at December 29, 2002
Reserve for stores closed in 2001	$2,800	$327	$(963)	$(1,377)	$787
Reserve for stores closed in 2002 and to be closed	1,150	56	(104)	(124)	978
Severance and other costs	527	243	(374)	(354)	42
Total store closure reserve	4,477	$626	$(1,441)	$(1,855)	1,807
Less: current portion	(1,496)				(559)
Non-current	$2,981				$1,248

	Reserve Balance at December 29, 2002	Store Closure Expense	Store Closure Reversal	Usage	Reserve Balance at December 28,2003

Reserve for stores closed in 2001	$787	$359	$(459)	$(233)	$454
Reserve for stores closed in 2002 and to be closed	978	314	(615)	(254)	423
Severance and other costs	42	—	(41)	(1)	—
Total store closure reserve	1,807	$673	$(1,115)	$(488)	877
Less: current portion	(559)				(230)
Non-current	$1,248				$647

6. CREDIT FACILITIES

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

7. COMMITMENTS AND CONTINGENCIES

OPERATING LEASES — The Company leases restaurant and office facilities, land, vehicles and office equipment under various operating leases expiring through 2016. The leases generally provide renewal options from three to ten years. Certain leases are subject to scheduled annual increases or minimum annual increases based upon the consumer price index, not to exceed specific maximum amounts. Certain leases require contingent percentage rents based upon sales and other leases pass through common area charges to the Company. Rental expense under these operating leases was $13.4 million, $12.3 million and $11.1 million for fiscal years 2003, 2002 and 2001, respectively. Contingent percentage rent based on sales included in rental expense was $466,000, $313,000 and $320,000 for fiscal years 2003, 2002 and 2001, respectively.

Future minimum annual lease commitments, including obligations for closed stores and minimum future sublease rentals expected to be received as of December 28, 2003, are as follows (in thousands):

FISCAL YEAR	Company operated retail locations and other	Sublease income (A)
2004	$10,641	$(250)
2005	10,558	(275)
2006	9,709	(295)
2007	9,191	(294)
2008	8,422	(237)
Thereafter	16,813	(956)
	$65,334	$(2,307)

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

8. INCOME TAXES

The components of the income tax (expense) benefit for fiscal years 2003, 2002 and 2001 are as follows (in thousands):

	2003	2002	2001
Federal (expense) benefit:
Current	$220	$(105)	$509
Deferred	1,015	(1,223)	2,859
State (expense) benefit:
Current	57	(71)	89
Deferred	277	(307)	788
Total income tax (expense) benefit	$1,569	$(1,706)	$4,245

The income tax (expense) benefit differs from the federal statutory rate because of the effect of the following items for fiscal years 2003, 2002 and 2001:

	2003	2002	2001
Statutory rate	34.0%	(34.0)%	34.0%
State income taxes, net of federal benefit	5.5	(5.8)	5.1
Non-deductible items	0.0	(0.2)	(1.6)
Other	(0.2)	0.2	0.2
Effective tax (expense) benefit rate	39.3%	(39.8)%	37.7%

Deferred income taxes are provided to reflect temporary differences in the basis of net assets for income tax and financial reporting purposes, as well as available tax credit carryforwards.

The tax-effected temporary differences and credit carryforwards comprising the Company’s deferred income taxes as of December 28, 2003 and December 29, 2002 are as follows (in thousands):

	2003	2002
Reserves currently not deductible	$766	$910
Deferred rent	1,979	1,752
Federal credits	614	658
Difference between book and tax basis of property	1,692	1,030
Net operating losses	658	125
State taxes	(427)	(297)
Deferred compensation	251	219
Deferred income	153	—
Other	(60)	(70)
Net deferred income tax asset	$5,626	$4,327
Net current deferred income tax liability	$(254)	$(242)
Net non-current deferred income tax asset	$5,880	$4,569

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

9. STOCKHOLDERS’ EQUITY

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

The salary investment option grant program, if activated, would be available to executive officers and other highly compensated eligible employees. The participants may elect, prior to the start of a calendar year, to reduce their base salary by a specific dollar amount not less than $10,000 nor more than $50,000 to be used to purchase options. The options will be exercisable at a price equal to one-third of the fair market value of the common stock at grant date. The options will vest monthly for one year and are subject to full and immediate vesting upon certain changes in ownership of the Company. No officers or other eligible employees have elected to participate in this plan.

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

The director fee option grant program allows, if activated, for non-employee board members to apply any of their annual retainer fees to the acquisition of a special option grant. The options will be exercisable at a price equal to one-third of the fair market value of the common stock at the grant date. The options will vest monthly for one year and are subject to full and immediate vesting upon certain changes in ownership of the Company. No non-employee directors have elected to participate in this plan.

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

Total stock option compensation expense for fiscal 1998 and 1999 grants less forfeitures was recorded ratably over the vesting period of the respective options. The Company recorded $43,000 and $50,000 of compensation expense associated with these option grants for fiscal years 2002 and 2001, respectively. These option grants were fully amortized as of December 29, 2002.

In October 2001, the Company granted common stock options for the purchase of 50,000 shares of common stock to a non-employee board member for consulting services. Total stock option compensation expense for the grant was being recorded ratably over the service period of the consulting agreement. The Company recorded $162,000 and $30,000 of compensation expense associated with this option grant during fiscal years 2002 and 2001, respectively. This option grant was fully amortized as of December 29, 2002.

On June 14, 2002, the Company granted common stock options for the purchase of 50,000 shares of common stock to a non-employee board member for consulting services. Total stock option compensation expense for the grant was recorded ratably over the service period of the consulting agreement. The Company recorded $75,000 and $88,000 of compensation expense associated with this option grant during fiscal years 2003 and 2002, respectively. This option grant was fully amortized as of December 28, 2003.

The Company adopted a non-employee deferred compensation plan on March 6, 2003. Under this plan, non-employee directors may defer fees into either a cash account or into discounted options under our 1999 Stock Incentive Plan. Any deferrals into cash will be credited to a cash account that will accrue earnings at an annual rate of 2% above the prime lending rate. At the time of election a participant must choose the dates on which the cash benefit will be distributed. Distributions will be made on options the later of the January 15 of the year following the date the participant’s board service terminates or six months from the date of termination. Alternatively, a participant may elect to be paid in up to ten (10) annual installments after board service terminates. Any deferral for the acquisition of discounted stock options will be such that the price to exercise the option will be 33 1/3% of the fair market value of the stock on the option grant date.

The following is a summary of stock option activity for fiscal years 2001, 2002 and 2003:

			Weighted
	Shares		Average
	Options		Exercise
	Available	Options	Price Per
	for Grant	Outstanding	Share
Balance at January 1, 2001	296,667	1,039,234	$6.91
Authorized	266,833	—	$—
Granted	(519,916)	519,916	$4.23
Exercised	—	(28,346)	$1.66
Forfeited	203,470	(203,470)	$6.64
Balance at December 30, 2001	247,054	1,327,334	$6.02
Authorized	567,684	—	$—
Granted	(580,979)	580,979	$6.88
Exercised	—	(127,328)	$2.98
Forfeited	416,930	(416,930)	$7.18
Balance at December 29, 2002	650,689	1,364,055	$6.31
Authorized	271,571	—	$—
Granted	(628,450)	628,450	$5.59
Exercised	—	(53,087)	$3.23
Forfeited	248,458	(248,458)	$5.93
Balance at December 28, 2003	542,268	1,690,960	$6.20
Exercisable, December 30, 2001		574,173	$6.22
Exercisable, December 29, 2002		623,192	$6.24
Exercisable, December 28, 2003		699,960	$6.47

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

The following table summarizes information as of December 28, 2003 concerning currently outstanding and exercisable options:

	Options Outstanding			Options Exercisable
		Weighted Average			Weighted
		Remaining			Average
	Number	Contractual Life	Weighted Average	Number	Exercise
Range of Exercise Prices	Outstanding	(Years)	Exercise Price	Exercisable	Price

$ 1.00 - $ 4.97	419,585	8.14	$4.28	198,211	$3.71
$ 5.00 - $ 6.50	902,141	8.90	$6.19	202,344	$6.20
$ 7.00 - $ 9.00	297,234	5.84	$7.93	231,439	$7.95
$10.00 - $15.60	72,000	5.47	$10.31	67,966	$10.30
	1,690,960	8.03	$6.20	699,960	$6.47

10. EARNINGS PER SHARE

A reconciliation of basic and diluted earnings per share in accordance with SFAS No. 128 is as follows (in thousands, except per share data):

	Fiscal Years
	2003	2002	2001

Numerator
Basic:
Net income (loss)	$(2,425)	$2,579	$(7,028)

Denominator
Basic:
Weighted average common shares outstanding	9,093	9,017	8,920
Diluted:
Effect of dilutive securities:
Common stock options	—	120	—
Total weighted average common and potential common shares outstanding	9,093	9,137	8,920
Income (loss) per share:
Basic	$(0.27)	$0.29	$(0.79)
Diluted	$(0.27)	$0.28	$(0.79)

For fiscal years 2003 and 2001, common stock options of 1,690,960 and 1,327,334, respectively, were not included in the computation of diluted earnings per share as their impact would have been anti-dilutive.

11. SEGMENT INFORMATION

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

12. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

Summarized unaudited quarterly financial data (in thousands, except per share data) for fiscal 2003 and 2002 was as follows:

	Fiscal 2003
	First Quarter (As previously reported)	First Quarter (As restated)	Second Quarter (As previously reported)	Second Quarter (As restated)	Third Quarter (As previously reported)	Third Quarter (As restated)	Fourth Quarter (As previously reported)	Fourth Quarter (As restated)
Total revenue	$30,466	$30,466	$31,449	$31,449	$32,666	$32,666	$30,409	$30,409
Operating income (loss)	$104	$(154)	$(5,252)	$(5,289)	$1,417	$1,130	$613	$325
Net income (loss)	$56	$(99)	$(3,147)	$(3,169)	$836	$663	$354	$180
Basic net income (loss) per share	$0.01	$(0.01)	$(0.35)	$(0.35)	$0.09	$0.07	$0.04	$0.02
Diluted net income (loss) per share	$0.01	$(0.01)	$(0.35)	$(0.35)	$0.09	$0.07	$0.04	$0.02

	Fiscal 2002
	First Quarter (As previously reported)	First Quarter (As restated)	Second Quarter (As previously reported)	Second Quarter (As restated)	Third Quarter (As previously reported)	Third Quarter (As restated)	Fourth Quarter (As previously reported)	Fourth Quarter (As restated)
Total revenue	$29,878	$29,878	$30,701	$30,701	$30,799	$30,799	$28,185	$28,185
Operating income (loss)	$712	$555	$1,888	$1,821	$2,202	$1,964	$229	$(41)
Net income (loss)	$427	$333	$1,128	$1,088	$1,316	$1,174	$148	$(16)
Basic net income (loss) per share	$0.05	$0.04	$0.13	$0.12	$0.15	$0.13	$0.02	$0.00
Diluted net income (loss) per share	$0.05	$0.04	$0.12	$0.12	$0.14	$0.13	$0.02	$0.00

Net income (loss) per share is computed independently for each of the quarters presented and therefore may not sum to the annual amount for the year.