Form 10-K
period 2004-12-26
RUBIOS RESTAURANTS INC
filed 2005-04-08
CIK 1082423

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 26, 2004
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☐ No ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant based upon the closing sale price of the registrant’s common stock on June 27, 2004 as reported on the Nasdaq National Market was approximately $45 million. This amount excludes 3,268,843 shares of the registrant’s common stock held by the executive officers, directors and affiliated parties. Exclusion of such shares should not be construed to indicate that any such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant or that such person is controlled by or under common control with the registrant.

As of March 15, 2005, there were 9,310,375 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain exhibits filed with our prior registration statements and Forms 10-K, 8-K, S-8 and 10-Q are incorporated by reference into PART IV of this report.

RUBIO’S RESTAURANTS, INC.

FORWARD-LOOKING STATEMENTS

This annual report on Form 10-K and the documents we incorporate by reference contain projections, estimates and other forward-looking statements within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are principally contained in the section captioned “Business” under Item 1 below and the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under Item 7 below. In some cases, you can identify forward-looking statements by terms such as may, will, should, expect, plan, intend, forecast, anticipate, believe, estimate, predict, potential, continue or the negative of these terms or other comparable terminology. These forward-looking statements involve a number of risks and uncertainties, including but not limited to, those factors discussed under “Risk Factors” under Item 1 below and including, among others, increased product costs, labor expense and other restaurant costs, the success of our promotions and marketing strategies, our ability to recruit and retain qualified personnel, adverse effects of weather, adequacy of reserves related to closed stores or stores to be sold, asset write-downs, implementation costs related to our marketing and concept positioning initiatives, our ability to manage ongoing and unanticipated costs, such as costs to comply with the Sarbanes-Oxley Act and other regulatory initiatives and litigation costs, our ability to implement a franchise strategy, our ability to open additional or maintain existing restaurants in the coming periods, and the effects of ever-increasing competition. While this outlook represents our current judgment on the future direction of the business, such risks and uncertainties could cause actual results to differ materially from any future performance suggested below. We undertake no obligation to release publicly the results of any revisions or updates to these forward-looking statements to reflect events or circumstances arising after the date of this annual report.

PART I.

Item 1. BUSINESS

As of March 15, 2005, we own and operate 147 fast-casual Mexican restaurants, three concessions, and five franchised restaurants that offer high-quality, fresh, distinctive, and affordable Mexican cuisine including char-grilled chicken, steak and fresh seafood items such as burritos, tacos and quesadillas inspired by the Baja region of Mexico. We were incorporated in California in 1985 and re-incorporated in Delaware in October 1997. We have a wholly-owned subsidiary, Rubio’s Restaurants of Nevada, Inc., which was incorporated in Nevada in 1997. Our restaurants are located in California, Arizona, Nevada, Colorado, Oregon and Utah. As of March 15, 2005, we had approximately 2,900 employees.

RUBIO’S FRESH MEXICAN GRILL CONCEPT

The Rubio’s Fresh Mexican Grill concept evolved from the original “Rubio’s, Home of the Fish Taco” concept, which our co-founder Ralph Rubio first developed following his college spring break trips to the Baja peninsula of Mexico in the mid-1970s. Ralph introduced fish tacos to America when he opened the first Rubio’s restaurant with his father, Rafael, over 22 years ago in the Mission Bay area of San Diego, California. Building on the success of our original “fish taco” concept, over the years, we expanded our menu offerings and upgraded our restaurant layout to appeal to a broader customer base, changing the name of the concept to “Rubio’s Baja Grill” in 1997 to reflect these improvements. In 2002, Rubio’s continued to develop the concept and menu, completing the transformation from the original “fish taco” concept to a “Fresh Mexican Grill” concept featuring grilled chicken, steak and seafood items, as well as our original, world-famous Baja-style fish taco. We believe the “Rubio’s Fresh Mexican Grill” concept is well positioned as the innovator of the affordable fast-casual Mexican grill segment. The critical elements of our market positioning are as follows:

•
FRESHLY PREPARED HIGH QUALITY FOOD WITH BOLD, DISTINCTIVE TASTES AND FLAVORS. We differentiate ourselves from other fast-casual and fast food Mexican restaurants by offering high-quality flavorful products made-to-order using authentic regional Baja Mexican recipes at affordable prices in order to drive the frequency of our customers’ visits. We have experienced a high degree of success to-date developing distinctive and flavorful offerings available only at Rubio’s that generate strong customer loyalty and are often described as “craveable.” Our signature items include our Baja-style fish tacos, lobster burritos, Baja Grill Burritos with char-grilled chicken or steak, and our new, authentic Street Tacos and Street Burritos, featuring chicken, steak and slow-roasted pork carnitas. Rubio’s also has a number of burritos, tacos, and quesadillas prepared in a variety of ways featuring grilled, marinated chicken, steak, pork, shrimp and mahi mahi. In addition, we also serve fresh salads and a Grilled Grande Bowl. Our menu also includes HealthMex™ offerings which are lower in fat and calories, and Pesky Kid’s Meals designed for children. Our salsas, guacamole, chips, beans and rice are prepared fresh daily in our restaurants. Guests can further enhance their meal at the complimentary salsa bar, featuring a wide variety of freshly prepared salsas. Our menu is served at both lunch and dinner, as well as breakfast in a limited number of our restaurants.

•
CASUAL, FUN DINING EXPERIENCE. We strive to promote an enjoyable overall guest experience by creating a fun and relaxed setting in each of our restaurants. Unlike the generic decor of a typical quick casual or fast food restaurant, our restaurants are designed to create an authentic personality capturing the relaxed, comfortable and colorful atmosphere inspired by the Baja region of Mexico. Our design elements include colorful Mexican tiles, saltwater aquariums with tropical fish, Baja beach photos and tropical prints, surfboards on the walls and authentic palm-thatched patio umbrellas, or palapas, in most locations. As such, our concept has broad appeal to a wide range of guests.

•
EXCELLENT DINING VALUE. Our restaurants offer guests high-quality food typically associated with sit-down, casual dining restaurants at prices generally substantially lower than those found there. In addition to favorable prices, we offer the convenience and rapid delivery of a traditional fast-casual or quick-service format. We provide guests a clean and comfortable environment in which to enjoy their meal on site. We also offer guests the convenience of take-out service for both individual meals and large party orders. We believe the strong value we deliver to our guests is critical to building strong repeat business and guest loyalty.

OUR BUSINESS STRATEGIES

Our business objective is to become the leading affordable fast casual Fresh Mexican Grill restaurant brand. In order to achieve our business objective, we have developed the following strategies:

•
CREATE A DISTINCTIVE CONCEPT AND BRAND. Our restaurants provide guests with a distinctive dining experience, which we believe helps promote frequent visiting patterns and strong guest loyalty. We continue to focus on several key initiatives designed to enhance the performance of our existing restaurants and strengthen our brand identity. These initiatives include developing unique, distinctive and proprietary menu offerings with bold, intense flavors such as our world-famous Baja-style fish taco, the lobster burrito, our “Street” line of tacos and burritos, and the “Grilled Grande Bowl,” a flavorful combination of char-grilled steak or chicken served over rice, beans, and cabbage with fresh tomatoes, onions and cilantro. With the launch of our new “Fresh and Affordable Menu” in June 2004, we now offer all of the freshness, quality and distinctive flavors that Rubio’s is famous for at prices that are even more affordable. We focus on promoting the awareness of our brand through regional and local media campaigns.

•
ACHIEVE ATTRACTIVE RESTAURANT-LEVEL ECONOMICS. We believe that we have been able to achieve attractive operating results in our core markets due to the appeal of our concept, careful site selection and cost-effective development, consistent application of our management and training programs and a focus on continuous improvement of our economic model. We utilize centralized and local restaurant information and accounting systems, which allow our management to monitor and control labor, food and other direct operating expenses and provide them with timely access to financial and operating data. We believe we achieve a lower-than-average product cost compared to our competitors, due to the popularity of our highly valued seafood items versus a less diverse menu made up of higher cost items such as chicken and steak. As we continue to expand and optimize our menu and our product mix shifts away from primarily seafood, we continue to focus on creating high crave, high margin items. We also believe that our culture and emphasis on training leads to lower employee turnover ratio, and therefore higher productivity, compared to industry averages.

•
FOCUS ON BUILDING SALES AT EXISTING RESTAURANTS. We have conducted marketing research to understand our markets, guests and competition in order to continually refine our product offerings and marketing tactics. Due to our expansion that began in 1999, Rubio’s is large enough to ensure consistent marketing. Rubio’s consistently advertises using regional radio and e-marketing media. Beginning in 2004, Rubio’s electronic media execution supported the majority of its locations. In 2004, we continued to drive periodic promotions and features to increase traffic in our existing restaurants. Most importantly, we introduced the “Fresh and Affordable Menu” in June 2004. Fiscal 2004’s comparable store sales increase of 4.3% was driven primarily by transactions and additional traffic into the existing restaurants. The additional variety of items, now more affordable every day, gave guests more reason to visit Rubio’s frequently.

•
ENSURE A HIGH-QUALITY GUEST EXPERIENCE. We strive to provide a consistent, high-quality guest experience in order to generate frequent visiting patterns and brand loyalty. To achieve this goal, we focus on creating a fun, team-like culture for our restaurant employees, which we believe fosters a friendly and inviting atmosphere for our guests. Through extensive training, experienced restaurant-level management and rigorous operational controls, we seek to ensure prompt, friendly and efficient service for our guests. Our commitment to making each guest’s experience a consistently positive one is evidenced by Rubio’s list of “Rules,” prominently displayed in each restaurant and defining the high level of quality and service our guests can expect from us. In addition, we utilize a “mystery shopping” service to continually monitor our progress in delivering a positive guest experience. We also purchased external research that indicated our guest experience continued to improve versus our competitors, and on many attributes, guest perception of Rubio’s exceeds those of the competition.

•
EXECUTE DISCIPLINED REGIONAL EXPANSION STRATEGY. We believe that our restaurant concept has significant opportunities for expansion and that a growth strategy balancing company-owned unit growth with franchise unit growth will allow us to grow the brand in a high quality manner. Our current expansion plan calls for a multi-year development strategy, beginning with our plan to open four new units in 2005 and continuing into 2006 with an annual new unit growth rate of 10% to 15% for the next 3-5 years. Through our site selection process and criteria developed by our Real Estate Site Approval Committee, we principally target high-traffic, high-visibility end-cap locations in urban and suburban markets with medium to high family income levels.

UNIT ECONOMICS

For purposes of analyzing our store operating results, and to eliminate the effects of start-up, training, and other costs associated with new store openings, we compare only those units that have been open for at least 15 months. During fiscal 2004, we had 142 units that were open over 15 months. These units generated average sales of $942,000 per unit, average operating income of $113,000, or 12.0% of sales, and average cash flow of $155,000, or 16.5% of sales. Comparable store sales increased 4.3% in fiscal 2004 following an increase of 1.8% in fiscal 2003 and a decrease of 1.6% in fiscal 2002.

As of December 26, 2004 we had 119 units open in California. During fiscal 2004, 109 of these units were open over 15 months. These units generated average sales of $992,000 per unit, average operating income of $127,000, or 12.8% of sales, and average cash flow of $171,000, or 17.3% of sales.

As of December 26, 2004, we had 27 units open outside of California. During fiscal 2004, all of these units were open over 15 months. These units generated average sales of $771,000 per unit, average operating income of $77,000, or 9.6% of sales, and average cash flow of $108,000 or 14.1% of sales. Based on a plan approved in fiscal 2001, we closed one under performing unit during 2003, located outside of California.

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

Historically, our restaurant size has ranged from 1,800 to 3,300 square feet, excluding our smaller, food court locations. We expect the size of our future sites to range from 2,300 to 2,800 square feet. We intend to continue to develop restaurants that will require, on average, a total cash investment of approximately $475,000 to $525,000, excluding estimated pre-opening expenses of between $40,000 to $50,000 per unit, which includes approximately $20,000 in rent holiday expense.

EXISTING LOCATIONS

The following table sets forth information about our existing and proposed units as of March 15, 2005. We also license our concept to other restaurant operators for three non-traditional locations in the San Diego area of California at Petco Park Stadium, the San Diego International Airport food court and the Del Mar Thoroughbred Club. As of March 15, 2005, we have opened one new company-owned unit in the San Francisco area. The majority of our units are in high-traffic retail centers and are not stand-alone units.

Company-Owned and Operated Locations	Opened	Under Construction	Signed Leases
Los Angeles Area	64	—	2
San Diego Area	42	—	1
Phoenix/Tucson Area	21	—	—
Denver Area	3	—	—
San Francisco Area	8	—	—
Sacramento Area	6	—	—
Portland Area	1	—	—
Salt Lake City Area	2	—	—
Total Company-Owned Locations	147	—	3

Franchise Locations
Fresno	1	—	—
Las Vegas	4	—	—
Total Franchised Locations	5	—	—

EXPANSION AND SITE SELECTION

In late 2004, we initiated a market study to help guide our current market and new market expansion. This study will be completed in the first half of 2005, and will enable us to take a calculated approach to our expansion, particularly into new markets. We currently plan to open four company-owned units in fiscal 2005, three in Southern California and one in Northern California. The one unit in Northern California opened on February 7, 2005. Leases for the other three units have been signed, and we plan to open them in late 2005. Our 3-5 year expansion plan calls for an annual unit growth rate of 10% to 15%, beginning in 2006. We opened our first unit outside of California in Phoenix, Arizona in April 1997. We currently operate a total of 27 units outside of California, including 21 in Arizona, three in Colorado, two in Utah, and one in Oregon.

Our expansion strategy targets major metropolitan areas that have attractive demographic characteristics. Once a metropolitan area is selected, we identify viable trade areas that have high-traffic patterns, strong demographics, such as medium to high family incomes, high education levels and density of both daytime employment and residential developments, limited competition within the trade area and strong retail and entertainment developments. Within a desirable trade area, we select sites that provide specific levels of visibility, accessibility, parking, co-tenancy and exposure to a large number of potential guests.

We believe that the quality of our site selection criteria is critical to our continuing success. Therefore, our senior management team is actively involved in the selection of new sites and markets, personally visiting all new markets and visiting all sites prior to granting final approval. Each new market and site must be approved by our Real Estate Site Approval Committee, which consists of members of senior management. This process allows us to analyze each potential location, taking into account its effect on all aspects of our business.

In connection with our strategy to expand into selected markets, we initiated a franchising program in late 2000. This franchising strategy requires us to devote management and financial resources to build the operational infrastructure needed to support the franchise of our restaurants As of March 15, 2005, we have two signed franchisee agreements. One agreement represents a commitment to open 6 units, one of which is currently open. The second agreement involved our sale of four company-owned restaurants to a franchisee. This second agreement does not include a commitment to open new units. We are pursuing opportunities to enter into area development agreements with successful franchisees of other concepts.

MENU

In June 2004, we introduced our new “Fresh and Affordable Menu, which features made-to-order burritos, soft-shell tacos and quesadillas made with marinated, char-grilled chicken breast and lean steak, as well as seafood indicative of the Baja region of Mexico, such as char-grilled mahi mahi, sautéed shrimp and our signature Baja-style fish taco. The menu features most of Rubio’s favorites, plus new items, many bundled with drinks, as well as some signature items featuring price reductions to be more affordable every day. The goal of our menu is to maintain our heritage of offering distinctive fish and seafood items, while expanding our offerings of chicken, pork, and beef items. Side items including our chips, beans and rice are all made fresh daily in our restaurants. Other ingredients, such as our fresh, handmade guacamole, shredded natural cheeses and our zesty chipotle sauce, also contribute to our quality image and distinctive flavor profiles. We also offer a self-serve salsa bar where guests can choose from four different salsas made fresh every day at each restaurant. Our prices range from $1.00 for a Baja-style street taco to $6.69 for a Street Meal Deal, which includes a Street Burrito, two Street Tacos, fresh chips and a soft drink. Most units also offer a selection of imported Mexican and domestic beers.

To provide added variety, from time to time we introduce limited-time-only offerings such as our grilled fajitas, crispy shrimp tacos and grilled chicken enchiladas. Some of these items, such as the lobster burrito have been permanently added to the menu.

All of our units offer a HealthMex section on their menu. Our HealthMex items are designed to have less than 20% of their calories from fat, and include, among other things, a char-grilled mahi mahi taco or a char-grilled chicken burrito served on a whole wheat tortilla.

The Pesky Kid meals consist of a choice of either chicken taquitos, crispy all white meat Baja Chicken Bites, our World Famous Fish Taco, cheese quesadilla or a cheesy bean burrito, along with a side dish of either pinto beans, Mexican rice, or crispy chips, a small drink, and a toy surprise.

DECOR AND ATMOSPHERE

We believe that the decor and atmosphere of our restaurants is a critical factor in our guests’ overall dining experience. In 2005, we will begin a multi-year re-image program for our existing restaurants so that our interiors and exteriors display distinctive designs that match our high-quality, fresh, distinctive food. During 2005, we plan to re-image at least 20% of our restaurants. We will continue to strive to create the relaxed, casual environment that is reminiscent of the Baja region of Mexico.

MARKETING

We use radio broadcast advertising as a marketing tool to increase our brand awareness, attract new guests and build guest loyalty to drive repeat visits. Our advertising is designed to portray a high-quality, affordable, fast-casual Mexican food restaurant and to promote limited-time price driven offers or introduce flavorful new products to increase sales and transactions. Examples of these offers include limited-time-only product introductions, such as our crispy shrimp tacos, as well as occasional price promotions, such as our annual one-dollar World Famous Fish Taco special. Media used for these promotions include radio and in-restaurant merchandising materials. We believe word-of-mouth advertising is also a key component in attracting new guests.

Local store marketing and e-marketing are used to increase community awareness and generate trial and traffic on a local level. A series of programs are available to allow our local managers to target various areas of the community and trade area surrounding their location.

As part of our expansion strategy, we select target markets which we believe will support multiple units and the efficient use of broadcast advertising. We often utilize local public relations initiatives to help establish brand awareness for new restaurants as we build toward media efficiency. In fiscal 2004, we spent approximately $5.3 million on marketing. We expect our marketing expenditures to increase as we add new restaurants and focus on building awareness to drive new guests to our units and increase repeat visits to drive sales.

OPERATIONS

UNIT MANAGEMENT AND EMPLOYEES

Our typical restaurant employs one general manager, one to two assistant managers and 18 to 22 hourly employees, approximately 40% of which are full-time employees and approximately 60% of which are part-time employees. The general manager is responsible for the day-to-day operations of the restaurant, including food quality, service, staffing and product ordering. We seek to hire experienced general managers and staff and to motivate and retain them by providing opportunities for increased responsibilities and advancement, as well as performance-based cash incentives. These performance incentives are tied to sales and profitability. We also have granted general managers options to purchase shares of our common stock when hired or promoted. All restaurant hourly employees are eligible for health benefits immediately upon hire. All restaurant management and corporate employees are eligible for health benefits the first day of the month following two months of full-time, continuous employment. Employees over 21 years of age and working more than two months are eligible to participate in our 401(k) plan.

We currently employ 14 district managers, each of whom reports to a Regional Director. These district managers direct unit management in all phases of restaurant operations, as well as assist in opening new units. These district managers and regional directors are eligible to participate in our cash bonus and stock incentive plans.

TRAINING

We strive to maintain quality and consistency in each of our units through the careful training and supervision of personnel and the establishment of, and adherence to, high standards of personnel performance, food and beverage preparation, guest service, and maintenance of facilities. We have implemented a training program that is designed to teach new managers the technical and supervisory skills necessary to direct the operations of our restaurants in a professional and profitable manner. Each manager must successfully complete a five-week training course, which includes hands-on experience in both the kitchen and dining areas. We have also prepared operations manuals and videotapes relating to food and beverage handling (particularly food safety and sanitation), preparation and service. In addition, we maintain a continuing education program to provide our unit managers with ongoing training and support. We strive to maintain a team-oriented atmosphere and attempt to instill enthusiasm and dedication in our employees. We regularly solicit employee suggestions concerning how we can improve our operations in order to be responsive to both them and our guests.

QUALITY CONTROLS

Our emphasis on excellent guest service is enhanced by our quality control programs. We welcome comments on the quality of service and food at our restaurants by maintaining a toll-free guest hotline and a guest feedback form on our website, and periodically distributing guest surveys. District managers are directly responsible for ensuring that guest comments are addressed appropriately to achieve a high level of guest satisfaction. Our Director of Food and Beverage is also responsible for ensuring product consistency and quality among our restaurants.

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

Our corporate systems provide management with operating reports that show restaurant performance comparisons with budget and prior year results both for the current accounting period and year-to-date, as well as trend formats by both dollars and percent of sales. These systems allow us to closely monitor restaurant sales, cost of sales, labor expense and other restaurant trends on a daily, weekly and monthly basis. We believe these systems enable both unit and corporate management to supervise the operational and financial performance of our units on a real-time basis, and will accommodate future expansion.

PURCHASING

We strive to obtain consistent high-quality ingredients at competitive prices from reliable sources. To attain operating efficiencies and to provide fresh ingredients for our food products while obtaining the lowest possible ingredient prices for the required quality, employees at the corporate office control the purchase of food items from a variety of national, regional and local suppliers at negotiated prices. Most food, produce and other products are shipped from a central distributor directly to the units two to four times per week. Tortillas are delivered three to five times a week from local suppliers in most of our units to ensure product freshness. We do not maintain a central food product warehouse or commissary. We do, however, maintain some products in third party warehouses for certain seafood items. Except for our contract with our central distributor and several contracts ranging from six to 12 months for fish, chicken and some beef, we do not have any long-term contracts with our food suppliers. In the past, we have not experienced delays in receiving our food and beverage inventories, restaurant supplies or equipment.

COMPETITION

The restaurant industry is intensely competitive. There are many different segments within the restaurant industry that are distinguished by types of service, food types and price/value relationships. We position our restaurants in the high-quality, affordable, fast-casual Mexican food segment of the industry. In this segment, our direct competitors include Baja Fresh, La Salsa and Chipotle. We also compete indirectly with full-service Mexican restaurants including Chevy’s, Chi Chi’s and El Torito and fast food restaurants, particularly those focused on Mexican food such as Taco Bell and Del Taco. Competition in this industry segment is based primarily upon food quality, price, restaurant ambiance, service and location. Although we believe we compete favorably with respect to each of these factors, many of our direct and indirect competitors are well-established national, regional or local chains and have substantially greater financial, marketing, personnel and other resources. We also compete with many other retail establishments for site locations.

TRADEMARKS AND SERVICE MARKS

We have maintained registrations for two trademarks and 9 service marks including, but not limited to, “Rubio’s,” “Rubio’s Baja Grill, Home of the Fish Taco,” “Home of the Fish Taco,” “HealthMex,” “Fish (Pesky) Caricature,” “Baja Grill,” “Best of Baja,” “True Baja,” and “Rubio’s Crispy Shrimp” with the United States Patents and Trademark Office. In addition, we have filed applications for “Rubio’s Fresh Mexican Grill,” “Rubio’s Baja Gourmet Burritos,” “Rubio’s Street Tacos,” “Street Tacos,” “Rubio’s Lettuce Tacos,” “Cerveza Time,” “Rubio’s Street Burritos,” “Street Burrito,” “Taco Meal Deals,” “Burrito Meal Deals,” “Street Meal Deals” and “World Famous Fish Tacos.” We believe that our trademarks, service marks and other proprietary rights have significant value and are important to the marketing of our restaurant concept.

SEASONALITY

Our business is subject to seasonal fluctuations. Historically, sales in most of our restaurants have been higher during the second and third quarters of each fiscal year, during the warmer spring and summer months, particularly because most of our restaurants offer patio seating. As a result, our highest earnings generally occur in the second and third quarters of each fiscal year.

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

WE MAY NOT ACHIEVE OUR EXPECTED REVENUES, COMPARABLE STORE SALES AND OVERALL EARNINGS PER SHARE DUE TO VARIOUS RISKS THAT AFFECT THE FOOD SERVICE INDUSTRY.

We and other companies in the food service industry face a variety of risks that may impact our business and results of operations. Our expected sales levels and earnings rely heavily on the acceptability and quality of the products we serve. If any variances are experienced with respect to the recognition of our brand, the acceptance of our promotions in the market, the effectiveness of our advertising campaigns or the ability to manage our ongoing operations, including the ability to absorb unexpected costs, we could fall short of our revenue and earnings expectations. Factors that could have a significant impact on earnings include:

•	labor costs for our hourly and management personnel, including increases in federal or state minimum wage requirements;

•	the cost, availability and quality of foods and beverages, particularly chicken, beef, fish, cheese and produce;
•	costs related to our leases;
•	impact of weather on revenues and costs of food;
•	timing of new restaurant openings and related expenses;
•	the amount of sales contributed by new and existing restaurants;
•	our ability to achieve and sustain profitability on a quarterly or annual basis;
•	the ability of our marketing initiatives and operating improvement initiatives to increase sales;
•	negative publicity relating to food quality, illness, obesity, injury or other health concerns related to certain foods;
•	changes in consumer preferences, traffic patterns and demographics;
•	the type, number and location of existing or new competitors in the affordable, fast-casual restaurant industry;
•	insurance and utility costs; and
•	general economic conditions.

OUR CURRENT PLANS FOR DEVELOPMENT AND EXPANSION COULD HAVE A MATERIAL ADVERSE IMPACT ON THE COMPANY.

We are working on a number of projects designed to improve the strength of our brand and increase sales. These projects include a 3-5 year restaurant re-image program for existing restaurants, signage changes, and new menu items.

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

OUR FAILURE OR INABILITY TO ENFORCE OUR CURRENT AND FUTURE TRADEMARKS AND TRADE NAMES COULD ADVERSELY AFFECT OUR EFFORTS TO ESTABLISH BRAND EQUITY.

Our ability to successfully expand our concept will depend on our ability to establish and maintain "brand equity" through the use of our current and future trademarks, service marks, trade dress and other proprietary intellectual property, including our name and logos. We currently hold two trademarks and have 9 service marks relating to our brand and we have filed applications for twelve additional marks. Some or all of the rights in our intellectual property may not be enforceable, even if registered against any prior users of similar intellectual property or our competitors who seek to utilize similar intellectual property in areas where we operate or intend to conduct operations. If we fail to enforce any of our intellectual property rights, we may be unable to capitalize on our efforts to establish brand equity. It is also possible that we will encounter claims from prior users of similar intellectual property in areas where we operate or intend to conduct operations.

WE MAY NOT BE SUCCESSFUL IN FULLY IMPLEMENTING AND EXECUTING OUR FRANCHISE PROGRAM.

We started a franchise program by entering into agreements with three franchisee groups between 2001 and 2002. In April 2003, our relationship with one of the franchisee groups was terminated when the group defaulted on its franchise agreement and closed its franchised location. In May 2003, we re-opened this closed restaurant as a company-owned restaurant. In September 2003, we agreed to acquire a franchisee’s location, with the stipulation that this franchisee would build a new location in a separate area. As of March 15, 2005, this new location has not been completed. We currently have two franchise agreements representing five franchised restaurants. Restaurant companies typically rely on franchise revenues as a significant source of revenues and potential for growth. The opening and success of our franchised restaurants depend on a number of factors, including availability of suitable sites, our ability to obtain acceptable lease or purchase terms for new locations, permitting and government regulatory compliance and our ability to meet construction schedules. The franchisees may not have all of the business abilities or access to financial resources necessary to open our restaurants or to successfully develop or operate our restaurants in their franchise areas in a manner consistent with our standards. Our inability to successfully execute our franchising program could adversely affect our business and results of operations.

 IF WE ARE NOT ABLE TO SUCCESSFULLY PURSUE OUR EXPANSION STRATEGY, OUR BUSINESS AND RESULTS OF OPERATIONS MAY BE ADVERSELY IMPACTED.

We currently plan to open four company-owned restaurants in 2005, one of which has opened as of March 15, 2005. None of the planned 2005 openings are outside California. In addition, our 3-5 year expansion plan target is an annual growth rate of 10% to 15%, beginning in 2006. Our ability to successfully achieve our expansion strategy will depend on a variety of factors, many of which are beyond our control.

These factors include, among others:

•	our ability to operate our restaurants profitably;
•	our ability to respond effectively to the intense competition in the restaurant industry generally, and in the affordable, fast-casual restaurant industry segment;
•	our ability to locate suitable high-quality restaurant sites or negotiate acceptable lease terms;
•	our ability to obtain required local, state and federal governmental approvals and permits related to construction of the sites, and the sale of food and alcoholic beverages;
•	our dependence on contractors to construct new restaurants in a timely manner;
•	our ability to attract, train and retain qualified and experienced restaurant personnel and management; and
•	our need for additional capital and our ability to obtain such capital on favorable terms or at all.

If we are not able to successfully address these factors, we may not be able to expand at the rate contemplated and may have to adjust our expansion strategy, and our business and results of operations may be adversely impacted.

IF THE AMOUNTS THAT WE HAVE RESERVED IN CONNECTION WITH THE CLOSURE OF SELECTED STORES ARE INADEQUATE, WE MAY EXPERIENCE ADVERSE EFFECTS ON OUR EARNINGS EXPECTATIONS.

Our reserves for expenses related to closed stores are estimates. Estimates are inherently uncertain, and actual results may deviate, perhaps substantially, from our estimates as a result of the many risks and uncertainties affecting our business, including, but not limited to, those set forth in these risk factors. The amounts we have recorded are based on our current assessments of the conditions of these locations. The market for, and physical condition of, these locations may change in the future and materially affect our future earnings. We will review these reserves on a quarterly basis and may make adjustments that have a material positive or negative impact on our future earnings.

OUR OPERATING RESULTS MAY FLUCTUATE SIGNIFICANTLY DUE TO SEASONALITY AND OTHER FACTORS, WHICH COULD HAVE A NEGATIVE EFFECT ON THE PRICE OF OUR COMMON STOCK.

Our business is subject to seasonal fluctuations. Historically, sales in most of our restaurants have been higher during the second and third quarters of each fiscal year. As a result, we generally find our highest earnings occur in the second and third quarters of each fiscal year. Accordingly, results for any one quarter or for any year are not necessarily indicative of results to be expected for any other quarter or for any other year and should not be relied upon as the sole measure of our future performance. Comparable unit sales for any particular future period may increase or decrease versus our previous performance.

THE RESTAURANT INDUSTRY IS INTENSELY COMPETITIVE AND WE MAY NOT HAVE THE RESOURCES TO COMPETE ADEQUATELY.

The restaurant industry is intensely competitive. There are many different segments within the restaurant industry that are distinguished by types of service, food types and price/value relationships. We position our restaurants in the high-quality, fresh Mexican grill segment of the industry. We also compete indirectly with full-service Mexican restaurants and fast food restaurants, particularly those focused on Mexican food. Competition in our industry segment is based primarily upon food quality, price, restaurant ambiance, service and location. Many of our direct and indirect competitors are well-established national, regional or local chains and have substantially greater financial, marketing, personnel and other resources than we do.

THE ABILITY TO ATTRACT AND RETAIN HIGHLY QUALIFIED PERSONNEL TO OPERATE, MANAGE AND SUPPORT OUR RESTAURANTS IS EXTREMELY IMPORTANT AND OUR FAILURE TO DO SO COULD ADVERSELY AFFECT US.

Our success and the success of our individual restaurants depend upon our ability to attract and retain highly motivated, well-qualified restaurant operators and management personnel, as well as a sufficient number of qualified employees, including guest service and kitchen staff, to keep pace with our expansion schedule. Qualified individuals needed to fill these positions are in short supply in some geographic areas. Our ability to recruit and retain such individuals may delay the planned openings of new restaurants or result in higher employee turnover in existing restaurants, which could have a material adverse effect on our business or results of operations. We also face significant competition in the recruitment of qualified employees. In addition, we are heavily dependent upon the services of our officers and key management involved in restaurant operations, marketing, product development, finance, purchasing, real estate development, information technologies, human resources and administration. The loss of any of these individuals could have a material adverse effect on our business and results of operations. We generally do not have long-term employment contracts with key personnel.

VARIOUS GOVERNMENT REGULATIONS MAY IMPACT OUR BUSINESS.

The restaurant industry is subject to licensing and regulation by state and local health, sanitation, safety, fire and other authorities, including licensing requirements and regulations related to the preparation and sale of food and the sale of alcoholic beverages, as well as laws governing our relationships with employees. See “Labor and Employment Laws and Regulations May Impact our Business” below. The inability to obtain or maintain such licenses could adversely affect our results of operations. We are also subject to federal regulation and certain state laws, which govern the offer and sale of franchises. Many state franchise laws impose substantive requirements on franchise agreements, including limitations on noncompetition provisions and on provisions concerning the termination or nonrenewal of a franchise. The failure to obtain or retain licenses or approvals to sell franchises could adversely affect us and our franchisees. Changes in, and the cost of compliance with, government regulations could also have a material adverse effect on our operations.

WE ARE REQUIRED TO EVALUATE OUR INTERNAL CONTROLS UNDER SECTION 404 OF THE SARBANES-OXLEY ACT OF 2002 AND ANY ADVERSE RESULTS FROM SUCH EVALUATION COULD RESULT IN A LOSS OF INVESTOR CONFIDENCE IN OUR FINANCIAL REPORTS AND HAVE AN ADVERSE EFFECT ON OUR STOCK PRICE.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, beginning as early as with the annual report on Form 10-K for our fiscal year ending December 31, 2006, we will be required to furnish a report by our management on our internal control over financial reporting. Such report must contain, among other matters, an assessment of the effectiveness of our internal control over financial reporting and audited financial statements as of the end of our fiscal year. This assessment must include disclosure of any material weaknesses in our internal control over financial reporting identified by management. Each year we must perform the system and process documentation and evaluation needed to comply with Section 404, which is both costly and challenging. During this process, if our management identifies one or more material weaknesses in our internal control over financial reporting, we will be unable to assert such internal control is effective. If we are unable to assert that our internal control over financial reporting is effective (or if our auditors are unable to attest that our management's report is fairly stated or they are unable to express an unqualified opinion on the effectiveness of our internal controls), investors could lose confidence in the accuracy and completeness of our financial reports, which could have an adverse effect on our stock price.

Furthermore, our independent registered public accounting firm will be required to attest to whether our assessment of the effectiveness of our internal control over financial reporting is fairly stated in all material respects, and separately report on whether it believes we maintained effective internal control over financial reporting. We have in the past discovered, and may in the future discover, areas of internal controls that need improvement. For example, we determined in January 2005 that our internal control over financial reporting was not effective as there was a material weakness in our controls over the selection, implementation and review of lease accounting policies. See Item 9A of this Annual Report on Form 10-K.

LABOR AND EMPLOYMENT LAWS AND REGULATIONS MAY IMPACT OUR BUSINESS.

A substantial number of our employees are subject to various federal and state minimum wage requirements. Many of our employees work in restaurants located in California and receive salaries equal to or slightly greater than the California minimum wage. California’s current hourly minimum wage is $6.75. Any increase in the hourly minimum wage in California or other states or jurisdictions where we do business may increase the cost of labor and reduce our profitability.

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

As of March 15, 2005, all but six of our existing restaurants are located in the western region of the United States. Accordingly, we are susceptible to fluctuations in our business caused by adverse economic or other conditions in this region, including natural disasters, terrorist activities or similar events. Our significant investment in, and long-term commitment to, each of our units limits our ability to respond quickly or effectively to changes in local competitive conditions or other changes that could affect our operations. In addition, some of our competitors have many more units than we do. Consequently, adverse economic or other conditions in a region, a decline in the profitability of several existing units or the introduction of several unsuccessful new units in a geographic area, could have a more significant effect on our results of operations than would be the case for a company with a larger number of restaurants or with more geographically dispersed restaurants.

WE MAY NOT PREVAIL IN OUR DEFENSE OF THE CLASS ACTION CLAIMS RELATED TO CALIFORNIA EXEMPT EMPLOYEE LAWS.

During 2001, two similar class action claims were filed against us and consolidated into one action. The consolidated action involves the issue of whether current and former employees in the general manager and assistant manager positions who worked in our California restaurants during specified time periods were misclassified as exempt and deprived of overtime pay. Although we believe these matters are without merit, and the class has not been certified, we intend to vigorously defend the claims. We are, however, unable at present to predict the probable outcome of this matter, the amount of damages that may occur if we do not prevail or the amount of any potential settlement. This area of the law is rapidly evolving. An unfavorable outcome in these matters or a significant settlement may have a material adverse impact on our financial position and results of operations.

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

OUR CURRENT INSURANCE MAY NOT PROVIDE ADEQUATE LEVELS OF COVERAGE AGAINST LOSSES, CLAIMS OR THE EFFECTS OF ADVERSE PUBLICITY.

We may incur certain losses that are uninsurable or that we believe are not economically insurable, such as losses due to earthquakes and other natural disasters. In view of the location of many of our existing and planned units, our operations are particularly susceptible to damage and disruption caused by earthquakes. Further, although we maintain insurance coverage for employee-related litigation, the deductible per incident is high and because of the high cost, we carry only limited insurance for the effects of adverse publicity. In addition, punitive damage awards are generally not covered by insurance. We may also be subject to litigation which, regardless of the outcome, could result in adverse publicity and damages. Such litigation, adverse publicity or damages could have a material adverse effect on our business and results of operations. From time to time, employee related claims are brought against us. These claims and expenses related to these claims typically have not been material to our overall financial performance. We may, however, experience claims or be the subject of complaints or allegations from former, current or prospective employees from time to time that are material in nature and that may have a material adverse effect on our financial results.

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

THE INTERESTS OF OUR CONTROLLING STOCKHOLDERS MAY CONFLICT WITH YOUR INTERESTS.

As of March 15, 2005, our executive officers, directors and entities affiliated with them, in the aggregate, beneficially own approximately 34.4% of our outstanding common stock. These stockholders may be able to influence the outcome of matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may also have the effect of delaying or preventing a change in control of our Company.

MANAGEMENT

OUR EXECUTIVE OFFICERS

As of March 15, 2005 our executive officers are as follows:

NAME	AGE	POSITION WITH THE COMPANY

Ralph Rubio	49	Chairman of the Board
Sheri Miksa	47	President and Chief Executive Officer
John Fuller	42	Chief Financial Officer
Tim Hackbardt	41	Vice President of Marketing
Carl Arena	51	Vice President of Development

RALPH RUBIO, the Company’s co-founder, has been Chairman of the Board of Directors of Rubio’s Restaurants, Inc. since 1983. Mr. Rubio also served as our Chief Executive Officer from 1983 to November 2004. Prior to founding Rubio’s, Mr. Rubio was employed in restaurant management and in various other positions at the Old Spaghetti Factory, Hungry Hunter and Harbor House restaurant chains. Mr. Rubio holds a bachelor’s degree in Liberal Studies from San Diego State University and has more than 29 years of experience in the restaurant industry.

SHERI MIKSA was promoted to President and Chief Executive Officer in November 2004. Prior to that, she served as our President and Chief Operating Officer beginning in September 2002. Prior to joining Rubio’s, Ms. Miksa served as Chief Operating Officer of Seattle Coffee Company, a subsidiary of AFC Enterprises, Inc., parent company of Seattle’s Best Coffee®, LLC, and Torrefazione Italia Coffee®, LLC, based in Seattle. Prior to that, she served as Vice President, Operations, for LSG Sky Chefs, a leader in airline catering services. She spent over six years in key operational leadership roles at Taco Bell Corp., a subsidiary of YUM! Brands, Inc. Ultimately, as Senior Director, Operations, she had accountability for a region of over 210 restaurants and approximately 7,000 employees. Prior to that, Ms. Miksa was employed in management and marketing positions at Sceptre Hospitality Resources, Inc., Frito-Lay, Inc., General Foods Corporation and ARCO (as General Manager for a 2000 bed hotel in Prudhoe Bay, Alaska). Ms. Miksa holds an MBA from the Stanford Graduate School of Business, and a bachelor’s degree in psychology from the University of Alaska, and has nearly 26 years in the food service/restaurant and hospitality industries.

JOHN FULLER was named Chief Financial Officer in June 2003. Prior to joining Rubio’s, Mr. Fuller served as Corporate Controller of Del Taco from March 2002 until June 2003. Prior to that, Mr. Fuller served as Senior Vice President/CFO for Edwards Theaters from October 1998 until October 2001. Prior to that, Mr. Fuller served as Vice President/Controller of publicly-traded CKE Restaurants, Inc (NYSE-CKR) from September 1994 until October 1998. Mr. Fuller is a certified public accountant and spent nine years with KPMG in their Orange County audit department. Mr. Fuller holds a bachelor of arts degree in economics from the University of California, Los Angeles.

TIM HACKBARDT was named Vice President of Marketing in November 2003. Prior to joining Rubio’s, Mr. Hackbardt served as Vice President of Marketing of Del Taco for four years. Prior to that, Mr. Hackbardt served as Vice President of Marketing of Taco Time International, Inc. for four years. Mr. Hackbardt has over 13 years in restaurant marketing in addition to a background in broadcast sales, marketing and production. Mr. Hackbardt holds a bachelor of applied arts degree in broadcast and cinematic arts from Central Michigan University.

CARL ARENA was named Vice President of Development in January 2005. Prior to joining Rubio’s, Mr. Arena served as Executive Director, Development for Johnny Rockets Group, Inc. Prior to that, Mr. Arena was owner of Arena Realty Advisors, in Orange County, where he worked with such clients as CKE Restaurants and Yum Brands. Prior to that, he spent 13 years with CKE Restaurants, where he was Vice President of Real Estate. Mr. Arena has over 17 years in the restaurant industry. Mr. Arena holds a bachelor’s degree from California State University, Fullerton and a Juris Doctor degree from Western State University School of Law.

Item 2. PROPERTIES

Our corporate headquarters, consisting of approximately 16,500 square feet, are located in Carlsbad, California. The principal executive offices of our wholly-owned subsidiary, Rubio’s Restaurants of Nevada, Inc. are also located in Carlsbad, California. We occupy our headquarters under a lease that terminates on November 30, 2005, with options to extend the lease for an additional 13 years. We lease each of our restaurant facilities with the exception of the El Cajon unit, where the Company owns the building but leases the land. The majority of the leases are for 10-year terms and include options to extend the terms. The majority of the leases also include both fixed rate and percentage-of-sales rent provisions.

Item 3. LEGAL PROCEEDINGS

On June 28, 2001, a class action complaint was filed against us in Orange County, California Superior Court by a former employee, who worked in the position of general manager. A second similar class action complaint was filed in Orange County, California Superior Court on December 21, 2001, on behalf of another former employee who worked in the positions of general manager and assistant manager. We classify both positions as exempt. The former employees each purport to represent a class of former and current employees who are allegedly similarly situated. These cases currently involve the issue of whether employees and former employees in the general and assistant manager positions who worked in California units during specified time periods were misclassified as exempt and deprived of overtime pay. In addition to unpaid overtime, these cases seek to recover waiting time penalties, interest, attorneys’ fees and other types of relief on behalf of the current and former employees that these former employees purport to represent.

We believe these cases are without merit and intend to vigorously defend against the related claims. These cases are in the stages of discovery, and the status of the class action certification is yet to be determined for both suits. The two cases have been consolidated into one action. We continue to evaluate results in similar proceedings and to consult with advisors with specialized expertise. We are presently unable to predict the probable outcome of this matter or the amounts of any potential damages at issue. An unfavorable outcome in this matter or a significant settlement could have a material impact on our financial position and results of operations.

We are not aware of any other litigation that we believe could have a material adverse effect on our results of operations, financial position or business.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of our stockholders during the quarter ended December 26, 2004.

PART II

Item 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock is listed on the Nasdaq National Market under the symbol RUBO. Our common stock began trading on May 21, 1999. The closing sales price of our common stock on the Nasdaq on March 15, 2005 was $11.25.

The following table sets forth, for the periods indicated, the high and low closing sales prices for our common stock for each quarter of our two most recent fiscal years, as regularly reported on the Nasdaq National Market. Such quotations represent inter-dealer prices without retail markup, markdown or commission and may not necessarily represent actual transactions.

	High	Low
2003:
First Quarter	$6.29	$4.51
Second Quarter	$5.35	$4.50
Third Quarter	$5.68	$4.79
Fourth Quarter	$6.27	$4.93
2004:
First Quarter	$6.89	$5.18
Second Quarter	$8.41	$6.52
Third Quarter	$9.53	$7.65
Fourth Quarter	$13.48	$8.81

Since our initial public offering in May 1999, we have not declared or paid any cash dividends on our common stock. We currently intend to retain all earnings for the operation and expansion of our business and do not intend to pay any cash dividends in the foreseeable future. As of March 15, 2005, there were approximately 5,867 beneficial holders of our common stock, including 351 holders of record.

Item 6. SELECTED FINANCIAL DATA

Our fiscal year is 52 or 53 weeks, ending the last Sunday in December. Fiscal 2004, 2003, 2002 and 2001 include 52 weeks. Fiscal 2000 includes 53 weeks.

The following selected consolidated financial data should be read in conjunction with our consolidated financial statements and the accompanying notes included on pages F-1 through F-20 of this report and with Management’s Discussion and Analysis of Financial Condition and Results of Operations included under Item 7 of this report. These historical results are not necessarily indicative of the results to be expected in the future.

	Fiscal Years
	2004	2003	2002	2001	2000
	(in thousands, except per share data)
CONSOLIDATED STATEMENTS OF OPERATIONS DATA:
Restaurant sales	$137,197	$124,786	$119,310	$112,728	$95,583
Franchise and licensing revenues	203	204	253	211	150
Total revenues	137,400	124,990	119,563	112,939	95,733
Costs and expenses:
Cost of sales	37,426	36,052	32,580	31,368	28,348
Restaurant labor, occupancy and other	76,229	72,826	66,820	63,673	50,473
General and administrative expenses	11,412	10,315	9,625	10,316	10,281
Depreciation and amortization	7,322	6,993	6,525	6,531	5,370
Pre-opening expenses	218	488	277	841	1,239
Asset impairment and store closure expense (reversal)	(10)	2,071	(811)	11,551	2,530
Loss on disposal/sale of property	39	233	248	102	35
Operating income (loss)	4,764	(3,988)	4,299	(11,443)	(2,543)
Other income (expense), net	154	(6)	(14)	170	708
Income (loss) before income taxes	4,918	(3,994)	4,285	(11,273)	(1,835)
Income tax (expense) benefit	(1,878)	1,569	(1,706)	4,245	736
Net income (loss)	$3,040	$(2,425)	$2,579	$(7,028)	$(1,099)

Net income (loss) per share
Basic	$0.33	$(0.27)	$0.29	$(0.79)	$(0.12)
Diluted	0.32	(0.27)	0.28	(0.79)	(0.12)
Shares used in calculating net income (loss) per share
Basic	9,135	9,093	9,017	8,920	8,883
Diluted	9,388	9,093	9,137	8,920	8,883

SELECTED OPERATING DATA:
Percentage change in comparable store sales (1)	4.3%	1.8%	1.6%	(0.3%)	0.6%
Percentage change in number of transactions (2)	4.0%	(3.1%)	(0.2%)	(4.4%)	(1.8%)
Percentage change in price per transaction (3)	0.3%	5.1%	1.8%	4.3%	2.4%

	Fiscal
	2004	2003	2002	2001	2000
CONSOLIDATED BALANCE SHEET DATA:
Cash and cash equivalents	$7,315	$6,483	$8,578	$4,710	$1,311
Total assets	57,188	52,306	51,506	51,776	54,082
Long-term debt, including current portion	--	--	1,000	1,000	—
Total stockholders’ equity	39,740	35,150	37,319	34,023	40,926

(1)
Comparable restaurant sales are computed on a monthly basis, and then aggregated to determine comparable restaurant sales on a quarterly or annual basis. A restaurant is included in this computation after it has been open for 15 fiscal periods. As a result, a restaurant may be included in this computation for only a portion of a given quarter or year.

(2)	Number of transactions are compiled by the Company’s point of sales system.
(3)	Price per transaction is derived from the Company’s net sales, which reflects discounts and coupons.

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THE FOLLOWING DISCUSSION OF OUR FINANCIAL CONDITION AND RESULTS OF OPERATIONS SHOULD BE READ IN CONJUNCTION WITH OUR CONSOLIDATED FINANCIAL STATEMENTS AND NOTES APPEARING ELSEWHERE IN THIS ANNUAL REPORT. SEE “RISK FACTORS” UNDER ITEM 1 OF THIS REPORT REGARDING CERTAIN FACTORS KNOWN TO US THAT COULD CAUSE REPORTED FINANCIAL INFORMATION NOT TO BE NECESSARILY INDICATIVE OF FUTURE RESULTS.

OVERVIEW

We opened our first restaurant under the name “Rubio’s, Home of the Fish Taco” in 1983. As of March 15, 2005, we have grown to 152 restaurants, including 147 Company-operated and 5 franchise locations. We position our restaurants in the high-quality, fresh, distinctive and affordable fast-casual Fresh Mexican Grill food segment of the restaurant industry. Our business strategy is to become the leading brand in this industry segment.

During 2004, we continued to improve our economic model by focusing on improving operations execution, undertaking new marketing initiatives, rolling out our new “fresh and affordable” menu, and continuing controlled unit growth. As a result of these initiatives, we posted our highest revenues, earnings, and EBITDA (earnings before interest, taxes, depreciation and amortization) in company history. In addition, our comparable store sales increased 4.3%, which is the highest full year increase since Rubio’s became public in 1999.

In 2004, we gained the benefit of four new restaurants opened during the year and nine new/acquired stores opened in 2003. Our 2004 results were primarily due to our success in improving the performance of our existing restaurants by growing sales and controlling costs. Our focus has been on continuous improvement in our existing restaurants’ economic model. This includes working to increase our average unit volumes and to reduce costs, which results in improvement in our operating margins. In 2004, our operating margins increased by 65.5% to 11.8%, up from 7.1% in 2003. During 2004, we were also able to grow sales by continuing to offer periodic promotions, by introducing a new radio advertising campaign in our major markets, and by introducing our new “Fresh and Affordable Menu.” All of these factors drove traffic into our units, which resulted in an increase in comparable store sales of 4.3%. Importantly, in June 2004, after extensive testing, we introduced our new “fresh and affordable” menu. The menu features most of Rubio’s favorites, plus new items, many bundled with drinks and side dishes, or with price reductions to be more affordable everyday. The goal of our menu is to maintain our heritage of offering distinctive fish and seafood items, while expanding our offerings of chicken, pork, and beef items. We believe providing a wide variety of fresh, Rubio’s-only high-quality, fresh, and distinctive items, now even more affordable, will continue to improve our overall financial performance by attracting new guests and increasing the frequency of visits by existing guests. We experienced the full benefit of our new menu beginning in the third quarter of 2004.

We were able to realize cost improvements through a variety of initiatives implemented during the second half of 2003 and early 2004. We continue to work diligently to control food and labor costs, and have instituted additional safety programs to reduce workers’ compensation costs, an area that drove the majority of our increase in labor costs in the first half of 2003. We have also focused on reducing our product costs by continuously working with our suppliers to seek the best prices available in the market and through strong daily management at the restaurant level. Importantly, we were able to mitigate much of the industry’s commodity cost increases in 2004 by managing or reducing costs in areas that did not impact quality. In addition, our new menu caused reductions in our cost of sales as we were able to increase our transactions, as well as shift the mix of our products sold to more profitable items.

We believe that our focus on improving the economic model in our existing restaurant system in 2004 positions us well for the future. This focus has allowed us to improve our average unit volume from $908,000 at the end of 2003 to $942,000 at the end of 2004. In 2004, we opened four new company-owned restaurants, two in the San Diego area and two in the Los Angeles area, and replaced two existing San Diego restaurants with expiring leases with two new units in key trade areas. We also entered into a food service agreement with the new Petco Park baseball stadium in San Diego, where we serve our fish tacos, quesadillas and burritos at three separate concession areas located throughout the stadium.

As a result of our historical expansion, period-to-period comparisons of our financial results may not be meaningful. When a new unit opens, it will typically incur higher than normal food and labor costs until new personnel gain experience. Hourly labor schedules are gradually adjusted downward during the first three months following the opening of a restaurant, in order to reach operating efficiencies similar to those at established units. In calculating our comparable restaurant base, we introduce a restaurant into our comparable restaurant base once it has been in operation for 15 fiscal periods.

CRITICAL ACCOUNTING POLICIES

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of these financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingencies at the date of the financial statements as well as the reported amounts of revenues and expenses during the reported period.

Management evaluates these estimates and assumptions on an on-going basis including those relating to impairment of assets, restructuring charges, contingencies and litigation. Our estimates and assumptions have been prepared on the basis of the most current information available, and actual results could differ from these estimates under different assumptions and conditions.

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

ASSET IMPAIRMENT AND STORE CLOSURE EXPENSE (REVERSAL) —We evaluate the carrying value of long-lived assets for impairment when a restaurant experiences a negative event, including, but not limited to, a significant downturn in sales, a substantial loss of customers, an unfavorable change in demographics or a store closure. Upon the occurrence of a negative event, we estimate the future undiscounted cash flows for the individual restaurants that are affected by the negative event. If the projected undiscounted cash flows do not exceed the carrying value of the assets at each restaurant, we recognize an impairment loss to reduce the assets’ carrying amounts to their estimated fair value (for assets to be held and used) and fair value less cost to sell (for assets to be disposed of) based on the discounted projected cash flows derived from the restaurant. The most significant assumptions in the analysis are those used to estimate a restaurant's future cash flows. We use the assumptions in our strategic plan and modify them as necessary based on restaurant specific information. If the significant assumptions are incorrect, the carrying value of our operating restaurant assets may be overstated or understated, as well as the related impairment charge. We estimate that it takes a new restaurant approximately 24 months to reach operating efficiency. Any restaurant open 24 months or less, therefore, is not included in the analysis of long-lived asset impairment, unless other events or circumstances arise.

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

SELF-INSURANCE LIABILITIES - We are self-insured for a portion of our workers’ compensation insurance program. Maximum self-insured retention, including defense costs per occurrence, ranged from $250,000 during our claim year ended October 31, 2003 to $350,000 during our claim year ended October 31, 2004. Insurance liabilities are accounted for based on the value of independent actuarial estimates of the amount of loss incurred. These estimates rely on actuarial observations of industry-wide historical claim loss development. The actual loss development may be better or worse than the development estimated by the actuary. In that event, we will modify the reserve, and our operating expenses will increase or decrease accordingly. Consistent with trends the restaurant industry has experienced in recent years, particularly in California where claim loss trends are among the highest in the country, workers’ compensation liability premiums continue to increase.

REVENUE RECOGNITION — Revenues from the operation of Company-owned restaurants are recognized when sales occur. Franchise revenue is comprised of (i) area development fees, (ii) new store opening fees, and (iii) royalties. Fees received pursuant to area development agreements under individual franchise agreements, which grant the right to develop franchised restaurants in future periods in specific geographic areas, are deferred and recognized as revenue on a pro rata basis as the individual franchised restaurants subject to the development agreements are opened. New store opening fees are recognized as revenue in the month a franchised location opens. Royalties from franchised restaurants are recorded in revenue as earned.

These accounting policies are applied consistently for all years presented.

RESULTS OF OPERATIONS

All comparisons under this heading between fiscal 2004, 2003, and 2002 refer to the 52-week periods ended December 26, 2004, December 28, 2003, and December 29, 2002, unless otherwise indicated.

The following table sets forth our operating results, expressed as a percentage of total revenues, with respect to certain items included in our statements of operations.

	Fiscal Year Ended
	December 26, 2004	December 28, 2003	December 29, 2002

Total revenues	100.0%	100.0%	100.0%
Costs and expenses:
Cost of sales (1)	27.3	28.9	27.3
Restaurant labor, occupancy and other (1)	55.6	58.4	56.0
General and administrative expenses	8.3	8.3	8.1
Depreciation and amortization	5.3	5.6	5.5
Pre-opening expenses	0.2	0.4	0.2
Asset impairment and store closure expense (reversal)	0.0	1.7	(0.7)
Loss on disposal/sale of property	0.0	0.2	0.2
Operating income (loss)	3.5	(3.2)	3.6
Other income (expense), net	0.1	0.0	0.0
Income (loss) before income taxes	3.6	(3.2)	3.6
Income tax (expense) benefit	(1.4)	1.3	(1.4)
Net income (loss)	2.2%	(1.9)%	2.2%

(1)	As a percentage of restaurant sales

The following table summarizes the number of restaurants:

	December 26, 2004	December 28, 2003	December 29, 2002
Company-operated	146	143	135
Franchised	5	5	7
Total	151	148	142

Revenues

Total revenues were $137.4 million, $125.0 million, and $119.6 million in fiscal 2004, 2003, and 2002, respectively. The increase in revenues in fiscal 2004 as compared with fiscal 2003 resulted from several factors: first, our four fiscal 2004 store openings contributed sales of $2.7 million; second, stores opened before fiscal 2004 but not yet in our comparable store base contributed sales of $4.1 million; and third, comparable store sales contributed $5.8 million, for a total increase of 4.3%. This increase was slightly offset by a decrease of $0.2 million in sales from the one store that closed in the fourth quarter of fiscal 2004 and the one store that closed in the second quarter of fiscal 2003. Units enter the comparable store base after 15 full months of operation. The increase in comparable stores sales in fiscal 2004 from fiscal 2003 was primarily due to a 4.0% increase in transactions, combined with a 0.3% increase in the average check amount. The increase in revenues in fiscal 2003 as compared with fiscal 2002 was primarily due to sales of $2.7 million from our seven store openings in fiscal 2003 and two converted franchise stores, $2.5 million in sales generated by a full twelve months of operations from units opened in fiscal 2002 that were not yet in our comparable unit base, and an increase in comparable store sales of $2.1 million, for a total of 1.8%. This increase was offset by a decrease of $1.1 million in sales from the four stores that closed in fiscal 2002 and $0.8 million from the four stores sold to a franchisee in fiscal 2002. The increase in comparable stores sales in fiscal 2003 from fiscal 2002 was primarily due to a 5.1% increase in the average check amount, offset by a 3.1% decrease in transactions.

Costs and Expenses

Cost of sales increased to $37.4 million in fiscal 2004 from $36.1 million in fiscal 2003 and $32.6 million in fiscal 2002, due primarily to an increase in the number of company-operated restaurants. As a percentage of restaurant sales, cost of sales decreased to 27.3% in fiscal 2004, as compared with 28.9% in fiscal 2003, while remaining consistent with fiscal 2002’s percentage of 27.3%. The percentage improvement in fiscal 2004 as compared with fiscal 2003, is a direct result of the initiatives we started in the last half of fiscal 2003 to reduce product costs back to fiscal 2002 levels. During the majority of fiscal 2003, we experienced higher food and paper costs associated with our larger portions, more menu variety, expanded salsa bar and upgraded packaging for our brand repositioning, combined with a strong discount promotion during the second quarter. In addition, our new menu variety resulted in an anticipated shift in our product mix from lower priced fish menu items to higher priced chicken and steak menu items. In an effort to reduce these costs, during the last quarter of fiscal 2003, we selected several new vendors, renegotiated contracts with existing vendors, and switched to less expensive packaging, in addition to implementing a small price increase.

Restaurant labor, occupancy and other costs increased to $76.2 million in fiscal 2004 from $72.8 million in fiscal 2003 and $66.8 million in fiscal 2002. As a percentage of restaurant sales, these costs decreased to 55.6% in fiscal 2004 from 58.4% in fiscal 2003 and 56.0% in fiscal 2002. This decrease is primarily the result of our ability to leverage our costs with the increase in our revenue, combined with lower labor and unit operating costs as well as lower workers’ compensation expenses. Generally, operating costs were lower in fiscal 2004 compared to fiscal 2003 and fiscal 2002, as many operating expenses in a retail unit are semi-fixed, and therefore, represent a lower percentage of revenue when retail sales increase. In addition, labor and unit operating expenses were higher in fiscal 2003 than in fiscal 2004 and in fiscal 2002 as we incurred higher training, supply, repair, and uniform costs associated with our brand repositioning mentioned in the discussion of cost of sales above. Workers’ compensation expenses as a percentage of revenue in fiscal 2004 remained consistent with fiscal 2002 amounts due to a strong company-wide focus in fiscal 2004, as well as the implementation of accident prevention programs. Increased workers’ compensation expenses in fiscal 2003 as compared with both fiscal 2004 and fiscal 2002 were primarily due to a $1.1 million increase in our reserve during the second quarter of fiscal 2003. Actual loss development, which impacts our workers’ compensation expenses, may be better or worse than the loss development estimated by our actuary, which could positively or negatively impact our results of operations.

General and administrative expenses increased to $11.4 million in fiscal 2004 from $10.3 million in fiscal 2003 and $9.6 million in fiscal 2002. As a percentage of revenue, these costs were 8.3% in both fiscal 2004 and fiscal 2003, and 8.1% in fiscal 2002. These costs increased during fiscal 2004 as compared with fiscal 2003 and fiscal 2002 primarily as a result of increased bonus expense in fiscal 2004 due to improved operating results.

Depreciation and amortization increased to $7.3 million in fiscal 2004 from $7.0 million in fiscal 2003, and $6.5 million in fiscal 2002. This increase was primarily due to the additional depreciation on the four new units opened since December 28, 2003, combined with the two new units that replaced existing units with expiring leases during this same time period. These increases were partially offset by reductions in depreciation expense due to the previously planned closure of one store and to the impairment charge, both of which were recorded in the second quarter of fiscal 2003.

Pre-opening expenses decreased to $0.2 million in fiscal 2004 from $0.5 million in 2003 and $0.3 million in fiscal 2002. During fiscal 2004, we opened six restaurants compared to nine during fiscal 2003, and eight during fiscal 2002. Costs were higher in fiscal 2003 primarily due to two factors. First, four of the restaurants opened in fiscal 2003 were located further away from our home base, causing our training team to incur higher travel costs. Second, costs were incurred during fiscal 2003 for two units that opened during 2004. Costs were lower in fiscal 2004 due in part to the fact that two of the restaurants opened in fiscal 2004 were replacement units, and, as such, training costs were minimal.

Asset impairment and store closure expense (reversal) was comprised of a $10,000 net reversal in fiscal 2004, as compared with a charge of $2.1 million, net, during fiscal 2003 and a reversal of $811,000, net, during fiscal 2002. The $10,000 reversal in fiscal 2004 was the net effect of a $46,000 increase to reflect additional expenses incurred to find a suitable sublessee, combined with a $56,000 reversal to reflect additional sublease income received. The $2.1 million charged during fiscal 2003 was the net result of a $2.5 million charge for asset impairment and a $0.4 million net reduction in our store closure reserve. The $2.5 million charge related to the impairment of sixteen under-performing restaurants as required under Statement of Financial Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Of these locations, five were outside California and four had been previously partially impaired in fiscal 2001. All of the associated restaurants are expected to remain open through the end of their lease terms, generally from 2005 to 2010. The assets impaired at these under-performing locations consisted of leasehold improvements and fixtures and equipment. Fair value of the leasehold improvements was determined based on discounted cash flows and the lower of the net book value or an estimate of current liquidation value for fixtures and equipment. The three factors that led to the impairment charge were the lower than anticipated increases in comparative store sales, higher than anticipated operating costs associated with our system-wide brand repositioning program, and escalating workers’ compensation costs. The $0.4 million net reduction in our store closure reserve was due to a $0.7 million increase to reflect the difficulty in identifying suitable sublessees, and the resulting continuation of lease payments, and a decrease of $1.1 million from favorable lease terminations. During fiscal 2002, we recorded a store closure reversal of $1.4 million based primarily on lease terminations and subleases that were more favorable than the original estimates and lower severance charges. This reversal was offset by a charge of $0.6 million to reflect additional costs we expected to incur on our remaining lease obligations.

Other income (expense), net increased to income of $154,000 in fiscal 2004, compared to expense of $6,000 in fiscal 2003 and expense of $14,000 in fiscal 2002. Interest income increased as our investments rose from $1.3 million in fiscal 2002, to $3.3 million in fiscal 2003, and to $8.7 million in fiscal 2004. Interest expense declined from fiscal 2002 to fiscal 2003 as we paid down our line of credit. We repaid our line of credit completely in fiscal 2003, resulting in zero interest expense for fiscal 2004.

The provision for income taxes for fiscal 2004, 2003, and 2002 is based on the approximate annual effective tax rate applied to the respective period’s pretax book income. During fiscal 2004, we reduced our fiscal 2004 projected annual rate due to our tax planning initiatives. The 38.2% tax rate applied to fiscal 2004 comprises the federal and state statutory rates reduced primarily for tax benefits associated with state tax credits and losses previously not benefited. The 39.3% tax benefit applied to fiscal 2003 comprises the federal and state statutory rates based on the annual effective rate on pre-tax loss of $4.0 million for fiscal 2003. The 39.8% tax rate applied to fiscal 2002 comprises the federal and state statutory rates based on the annual effective rate on pre-tax income of $4.3 million for fiscal 2002.

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

LIQUIDITY AND CAPITAL RESOURCES

Since we became public in 1999, we have funded our capital requirements through bank debt and cash flow from operations. We generated $11.7 million in cash flow from operating activities in fiscal 2004 and $8.9 million in fiscal 2003.

Net cash used in investing activities was $12.0 million in fiscal 2004 compared to $10.2 million in fiscal 2003. Net cash used in investing activities in fiscal 2004 included $6.6 million in capital expenditures and $9.7 million in purchases of investments, partially offset by $4.3 million in proceeds received from the sale of property and the sale/maturities of investments. Net cash used in investing activities in fiscal 2003 included $8.2 million in capital expenditures and $6.0 million in purchases of investments, partially offset by $4.0 million in proceeds received from the sale of property and the sale/maturities of investments.

Net cash provided by financing activities was $1.1 million in fiscal 2004 compared to net cash used by financing activities of $0.8 million in fiscal 2003. Net cash provided by financing activities during fiscal 2004 consisted of $1.1 million in proceeds received from exercises of common stock options. Net cash used in financing activities during fiscal 2003 was comprised of $1.0 million in principal payments to pay off our line of credit, partially offset by $0.2 million in proceeds received from exercises of options to purchase common stock.

On October 29, 2003, we obtained a letter of credit in the amount of $2 million related to our workers’ compensation policy that matured in October 2004. The letter of credit is subject to automatic extension one year from the expiration date and thereafter, unless notification is made prior to the expiration date. On December 8, 2004, this letter of credit was increased to $2.9 million related to the workers’ compensation insurance policy that matures in October 2005. We were also required, per the terms of both letters of credit, to pledge collateral of $2.2 million in 2003 and $3.5 million in 2004, which is included in long term investments on our balance sheet.

We currently expect total capital expenditures in 2005 to be approximately $6 million to $8 million for restaurant openings, remodels, maintenance, and for corporate and information technology. We currently expect that future locations will generally cost between $475,000 and $525,000 per unit, excluding pre-opening expenses. Some units may exceed this range due to the area in which they are built and the specific requirements of the project. Pre-opening expenses are expected to average between $40,000 and $50,000 per restaurant, including approximately $20,000 in rent holiday expenses.

We believe that the anticipated cash flow from operations combined with our cash and short-term investments balance of $12.5 million as of December 26, 2004 will be sufficient to satisfy our working capital and capital expenditure requirements for the foreseeable future. Changes in our operating plans, changes in our expansion plans, lower than anticipated sales, increased expenses, potential acquisitions or other events may cause us to seek additional or alternative financing sooner than anticipated. Additional or alternative financing may not be available on acceptable terms, or at all. Failure to obtain additional or alternative financing as needed could have a material adverse effect on our business and results of operations.

Contractual Obligations and Commitments

The following represents a comprehensive list of our contractual obligations and commitments as of December 26, 2004:

	Total	2005	2006	2007	2008	2009	Thereafter
	(in thousands)
Company-operated retail locations and other operating leases	$61,055	$11,279	$10,467	$9,965	$9,216	$7,736	$12,392
Franchise-operated retail locations operating leases	890	290	294	189	95	22	--
	$61,945	$11,569	$10,761	$10,154	$9,311	$7,758	$12,392

We lease restaurant and office facilities and real property under operating leases expiring through 2016. We have leased all of our facilities, except for one building, to minimize the cash investment associated with each unit. Most of our leases are for 10-year terms and include options to extend the terms. The majority of our leases also include fixed rate and percentage-of-sales rent provisions, and most require us to pay a proportionate share of real estate taxes, insurance, common area, and other operating costs. In addition, we are on the master leases for 4 franchise locations. These 4 locations were previously Company-operated before they were sold to a franchisee. Once they were sold to the franchisee, sublease documents were executed, and the franchisee began to pay rent directly to the landlords. If this franchisee defaults on its subleases, we would be responsible for the rent for the balance of the lease term, which is estimated to be $0.9 million at December 26, 2004. This amount does not take into consideration any mitigating measures that we could take to reduce this exposure in the event of default, including re-leasing the locations, or terminating the master lease by negotiating a lump-sum payment to the landlord less than the sum of all remaining future rents.

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

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 123R, “Share-Based Payment.” SFAS No. 123R revises SFAS No. 123, “Accounting for Stock-Based Compensation” and generally requires the cost associated with employee services received in exchange for an award of equity instruments be measured based on the grant-date fair value of the award and recognized in the financial statements over the period during which employees are required to provide service in exchange for the award. SFAS No. 123R also provides guidance on how to determine the grant-date fair value for awards of equity instruments as well as alternative methods of adopting its requirements. SFAS No. 123R is effective for the beginning of the first interim or annual reporting period after June 15, 2005. As disclosed above, based on the current assumptions and calculations used, had we recognized compensation expense based on the fair value of awards of equity instruments, net earnings would have been reduced by approximately $1.1 million for fiscal 2004, $0.6 million for fiscal 2003, and $0.5 million for fiscal 2002.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our market risk exposures are related to our cash, cash equivalents and investments. We invest our excess cash in highly liquid short-term investments primarily with maturities of less than one year. The portfolio consists primarily of corporate and municipal bonds. As of December 26, 2004, we had no investments with maturities in excess of one year. These investments are not held for trading or other speculative purposes. Changes in interest rates affect the investment income we earn on our investments and, therefore, impact our cash flows and results of operations. Due to the types of investment and debt instruments the Company has, a 10% change in period-end interest rates or a hypothetical 100 basis point adverse move in interest rates would not have a significant negative affect on our financial results.

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

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our consolidated financial statements as of December 26, 2004 and December 28, 2003, and for each of the three fiscal years in the period ended December 26, 2004 and the report of independent registered public accounting firm thereon are included in this report as listed in the index on page F-1 of this report (Item 14 (a) (1) and (2)). Supplementary unaudited quarterly financial data for fiscal 2004 and 2003 are included in this report on page F-20.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On June 11, 2004, after an evaluation process and as recommended by Rubio’s Audit Committee, Rubio’s Board of Directors discharged Deloitte & Touche LLP and appointed KPMG LLP as Rubio’s independent auditors for the 2004 fiscal year. For the years ended December 29, 2002 and December 28, 2003 there have been no disagreements with Deloitte & Touche LLP on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements if not resolved to Deloitte & Touche LLP’s satisfaction would have caused them to make reference to the subject matter of the disagreement in connection with their reports.

Item 9A. CONTROLS AND PROCEDURES

The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our "disclosure controls and procedures" (as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")) as of the end of the period covered by this report. The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, also conducted an evaluation of the Company's internal control over financial reporting to determine whether any changes occurred during the fourth quarter of fiscal 2004 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting. In connection with these evaluations, management and the Audit Committee of the Board of Directors, after consultation with our current and former independent registered public accounting firms, concluded that “disclosure controls and procedures” were not effective because there was a material weakness in the Company's controls over the selection, implementation and review of its lease accounting policies. The Audit Committee determined on January 18, 2005 that the Company’s historical financial statements for the last three fiscal years and each of the first three quarters in fiscal 2004 should be restated to correct certain errors related to accounting for leases, specifically the accounting policies related to leasehold improvement amortization periods, rent holidays and landlord allowances, as reported in our Current Report on Form 8-K, dated January 19, 2005 and amended on March 16, 2005. Subsequent to December 26, 2004, the Company changed its accounting policies for leases to conform to accounting principles generally accepted in the United States of America. The Company has disclosed the impact of such changes in this report (for each of the first three quarters in fiscal 2004), and in the Form 8-K noted above. The impact of such changes on each of the fiscal years in the three year period ended December 28, 2003 have been disclosed in the Company’s amended Annual Report on Form 10-K/A for fiscal 2003 filed with the Commission on April 5, 2005. The Company believes that the actions noted above and other changes have remediated the material weakness in internal control over financial reporting.

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

Item 9B. OTHER INFORMATION

In the first quarter of 2005, the Compensation Committee of the Board of Directors awarded cash bonuses to the Company’s named executive officers as set forth in the Summary Compensation table under Item 11 of this Annual Report on Form 10-K.

PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

GENERAL

Our board of directors is currently comprised of three classes of directors generally consisting of two directors in each class with staggered three-year terms. The directors in each class serve for their respective terms and until their successors have been duly elected and qualified.

Directors with Term Ending Upon the 2005 Annual Meeting of Stockholders

Craig S. Andrews, JD, 52, has served as a director since September 1999 and served as our Secretary in 1999. Mr. Andrews serves as shareholder in the law firm of Heller Ehrman LLP. Previously, Mr. Andrews served as a partner in the law firm of Brobeck, Phleger & Harrison LLP from March 1987 to February 2003, except during the period from May 2000 to January 2002 when Mr. Andrews had resigned as a partner to, among other things, serve as the vice president of business development at Air Fiber, Inc., a private telecommunications company. Mr. Andrews specializes in representing emerging growth companies and has broad experience in founding companies and in financing transactions, as well as in general business and corporate law. Mr. Andrews has played an important role in the formation and development of numerous start-up companies, has previously served as a director of numerous public and private companies and currently serves as a director of Legacy Bank N.A. Mr. Andrews holds a bachelor of arts degree from the University of California at Los Angeles and a JD from the University of Michigan.

Loren C. Pannier, 63, has served as a director and as chairman of our audit committee since December 2002. Mr. Pannier spent 29 years with CKE Restaurants, Inc., a public holding company for Carl’s Jr., Hardee’s, and La Salsa. During this time, he held a number of senior management positions, including senior vice president investor relations, senior vice president purchasing and distribution, and chief financial officer. In his post as chief financial officer, Mr. Pannier led the company through its initial public offering in 1981. Prior to joining CKE, Mr. Pannier was a senior consultant with Price Waterhouse & Co. in their Management Services Division. Mr. Pannier holds a bachelor of arts degree from Occidental College and an MBA from California State University, Long Beach. Currently, Mr. Pannier is general partner of Pannier Enterprises and Citrus Legacy Partners. Both entities specialize in income-producing commercial properties.

William R. Bensyl, 59 was appointed as a director in July 2004. Mr. Bensyl served as senior vice president of PepsiCo, Inc. Mr. Bensyl joined PepsiCo's Frito-Lay division in 1975. He subsequently led human resources functions in all three of PepsiCo's sectors-Vice-President of Personnel at Frito-Lay, Senior Vice-President of Personnel at PepsiCo Foods International, Senior Vice-President of Human Resources at Taco Bell, and Senior Vice-President of Human Resources for Pepsi-Cola. He was promoted to his position at PepsiCo World Headquarters in 1995. Prior to joining PepsiCo, Mr. Bensyl held positions with the University of Illinois, Duval Corp. (a division of Pennzoil) and Union Carbide Corporation.

Directors with Term Ending Upon the 2006 Annual Meeting of Stockholders

Kyle A. Anderson, 48, has served as a director since February 1995. Mr. Anderson is a founding member and the managing member of Rosewood Capital Associates, LLC, the general partner of Rosewood Capital, L.P., a consumer oriented private equity investment fund. Rosewood Capital, L.P. owns more than 10% of our common stock. Prior to joining Rosewood in 1988, Mr. Anderson was a vice president in the mergers and acquisitions department at The First Boston Corporation. Mr. Anderson serves on the board of directors of Gardenburger, Inc., a publicly held company, and a number of privately held companies. Mr. Anderson holds a bachelor of arts degree from Princeton University and an MBA from Columbia University.

Ralph Rubio, 49, the company’s co-founder, has been Chairman of the Board of Directors since 1983. Mr. Rubio also served as our Chief Executive Officer from 1983 to November 2004.  Prior to founding Rubio’s, Mr. Rubio was employed in restaurant management and in various other positions at the Old Spaghetti Factory, Hungry Hunter and Harbor House restaurant chains. Mr. Rubio holds a bachelor’s degree in Liberal Studies from San Diego State University and has more than 29 years of experience in the restaurant industry.

Directors with Term Ending Upon the 2007 Annual Meeting of Stockholders

Jack W. Goodall, 66, has served as a director and member of our compensation committee since April 2001. Mr. Goodall served as chairman of Jack in the Box, Inc. from October 1985 until his retirement in February 2001. Mr. Goodall served as president of Jack in the Box, Inc. from 1970 until 1996 and as chief executive officer from 1979 to 1996. Mr. Goodall is also a director of Ralcorp Holdings, Inc.

Timothy J. Ryan, 65, has served as a director since April 1999. Mr. Ryan served as president and chief executive officer of Diedrich Coffee, Inc. from November 1997 to October 2000. From December 1995 until his retirement in December 1996, Mr. Ryan served as president and chief operating officer of Sizzler U.S.A., a division of Sizzler International, Inc., and as a director of Sizzler International, Inc., of which he was also a senior vice president. Sizzler International, Inc. filed for bankruptcy protection in June 1996. From November 1988 to December 1993, Mr. Ryan served as senior vice president of marketing at Taco Bell Worldwide, and from December 1993 to December 1995, he served as senior vice president of Taco Bell’s Casual Dining Division.

Sheri Miksa, 47, was appointed as a director in November 2004. Ms. Miksa was promoted to the position of our President and Chief Executive Officer in November 2004. Prior to that, she served as our President and Chief Operating Officer beginning in September 2002. Prior to joining Rubio’s, Ms. Miksa served as Chief Operating Officer of Seattle Coffee Company, a subsidiary of AFC Enterprises, Inc., parent company of Seattle’s Best Coffee®, LLC, and Torrefazione Italia Coffee®, LLC, based in Seattle. Prior to that, she served as Vice President, Operations, for LSG Sky Chefs, a leader in airline catering services. She spent over six years in key operational leadership roles at Taco Bell Corp., a subsidiary of YUM! Brands, Inc. Ultimately, as Senior Director, Operations, she had accountability for a region of over 210 restaurants and approximately 7,000 employees. Prior to that, Ms. Miksa was employed in management and marketing positions at Sceptre Hospitality Resources, Inc., Frito-Lay, Inc., General Foods Corporation and ARCO (as General Manager for a 2000 bed hotel in Prudhoe Bay, Alaska). Ms. Miksa holds an MBA from the Stanford Graduate School of Business, and a bachelor’s degree in psychology from the University of Alaska, and has nearly 26 years in the food service/restaurant and hospitality industries.

THE BOARD OF DIRECTORS AND ITS COMMITTEES

The Board of Directors has three standing committees: an Audit Committee, a Compensation Committee, and a Nominating Committee.

The Audit Committee’s function is to review, with the Company’s independent registered public accounting firm and management, the results of the examination of our financial statements by the independent registered public accounting firm. The Audit Committee also approves all professional services performed by the independent registered public accounting firm, recommends the retention of the independent registered public accounting firm to the board, subject to ratification by the stockholders, and periodically reviews the Company’s accounting policies and internal accounting and financial controls. For fiscal 2004, the members of the Audit Committee were Messrs. Pannier, Anderson, Bensyl, and Ryan. Mr. Anderson served as a member of the Audit Committee through our first quarter of 2004, after which he resigned as he was not considered independent under the NASDAQ listing requirements. Mr. Bensyl replaced Mr. Anderson in July 2004. Mr. Pannier was the chairman of the committee in fiscal 2004. The Board of Directors has determined that all members of the current Audit Committee are independent under the NASDAQ listing requirements, and that Mr. Pannier is an “audit committee financial expert” under the applicable rules of the SEC.

The Compensation Committee’s function is to review and recommend executive compensation, including officer salary levels, incentive compensation programs and stock option grants. During fiscal 2004, the members of the Compensation Committee were Messrs. Anderson, Bensyl, Goodall, and Ryan. Mr. Bensyl joined the committee in December 2004, and Mr. Anderson was the chairman of the committee in fiscal 2004.

The Nominating Committee’s function is to identify and select potential candidates for our board of directors. This Committee was formed in March 2004, and the members are Messrs. Andrews and Pannier. Mr. Andrews was elected as chairman of the committee.

During fiscal 2004, the Board of Directors held six meetings. All directors attended at least seventy-five percent of these meetings of the Board and the committees on which they served (during the periods that they served).

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Our directors, our executive officers and persons who hold more than 10% of our outstanding common stock are subject to the reporting requirements of Section 16(a) of the Exchange Act, which require them to file reports with respect to their ownership of our common stock and their transactions in our common stock. Based upon (1) the copies of Section 16(a) reports that we received from such persons for their 2004 fiscal year transactions in our common stock and their common stock holdings, and (2) the written representations received from one or more of such persons that no annual Form 5 reports were required to be filed by them for our 2004 fiscal year, we believe that all reporting requirements under Section 16(a) for such fiscal year were met by our directors, executive officers and greater than 10% beneficial owners.

The information required by this Item regarding our executive officers is set forth under the caption “Our Executive Officers” in Part I of this report.

CODE OF ETHICS

The Company has adopted a code of ethics that applies to all members of the Board of Directors and employees of the Company, including the principal executive officer, principal financial officer, principal accounting officer and controller. The Company has posted a copy of the code on the Company’s Internet website at: http://www.rubios.com. Copies of the code may be obtained free of charge from the Company’s website at the above address. Any amendments to, or waivers from, a provision of our code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions will be posted on our website.

2005 ANNUAL MEETING OF STOCKHOLDERS

The Company will hold its 2005 Annual Meeting of Stockholders on July 28, 2005.

Item 11. EXECUTIVE COMPENSATION

SUMMARY OF CASH AND CERTAIN OTHER COMPENSATION FOR EXECUTIVE OFFICERS

The following table provides summary information concerning the compensation earned by the following named executive officers: our chief executive officer and each of our other most highly compensated executive officers employed by us as at the end of fiscal 2004 whose salary and bonus for fiscal 2004 was in excess of $100,000 for services rendered in all capacities. No executive officers who would have otherwise been included in this table on the basis of salary and bonus earned for fiscal 2004 has been excluded by reason of his or her termination of employment or change in executive status during that year.

Summary Compensation Table

		Annual Compensation
Name and Principal Position	Year	Salary($)	Bonus($) (5)	Other Annual Compensation($)	All Other Compensation($) (6)

Ralph Rubio (1)	2004	$222,606	$133,493	—	$845
Chairman of the Board	2003	$216,123	—	—	$950
	2002	$209,828	—	—	$834

Sheri Miksa (2)	2004	$321,000	$311,049	—	—
President and Chief Operating Officer	2003	$300,000	—	—	$9,000
	2002	$86,538	—	—	$147,479

John Fuller (3)	2004	$209,808	$188,602	—	—
Chief Financial Officer	2003	$103,846	—	—	$107,449

Tim Hackbardt (4)
Vice President of Marketing	2004	$200,192	$86,433		$88,843

(1)	Mr. Rubio was our Chief Executive Officer until November 8, 2004

(2)	Ms. Miksa was promoted to President and Chief Executive Officer on November 8, 2004. Ms. Miksa joined the Company as President and Chief Operating Officer on September 9, 2002.

(3)	Mr. Fuller was appointed Chief Financial Officer on June 16, 2003.

(4)	Mr. Hackbardt was appointed Vice President of Marketing on November 12, 2003.

(5)	Bonus amounts earned in year presented, but paid in the following fiscal year, except for $15,000 earned by and paid to Mr. Fuller in 2004.

(6)	All Other Compensation for fiscal 2004 includes the following:

•	personal use of auto payments of $845 to Mr. Rubio.

•	relocation reimbursement of $88,843 to Mr. Hackbardt.

EXECUTIVE OFFICER STOCK OPTIONS AND STOCK APPRECIATION RIGHTS

The following table sets forth information concerning stock options granted to the named executive officers during fiscal 2004. All the grants were made under our 1999 Stock Incentive Plan. We granted no stock appreciation rights to the named executive officers during our last fiscal year.

OPTION GRANTS IN LAST FISCAL YEAR

		Individual Grants
	Number of	% of Total			Potential Realizable Value at
	Securities	Options			Assumed Annual Rates of Stock
	Underlying	Granted to			Price Appreciation for Option
	Options	Employees in	Exercise	Expiration	Term
	Granted	2004	Price ($/Sh)	Date	5% ($)	10% ($)

Ralph Rubio	—	—	—	—	$—	$—
Sheri Miksa	100,000	21.8%	$10.00	11/05/14	$628,895	$1,593,742
John Fuller	30,000	6.5%	$12.10	12/21/14	$228,289	$578,529
Tim Hackbardt	20,000	4.4%	$12.10	12/21/14	$152,193	$385,686

The exercise price per share of each option was equal to the fair market value of our common stock on the date of grant. Ms. Miksa’s options vest on the following schedule: 20% of the options vest after the completion of one year of service from the grant date and the remainder of the options vest in equal monthly installments over the next 48 months of service. Upon a change of control of the company (as defined in Ms. Miksa’s employment letter agreement), 50% of all unvested options become fully vested, and the remaining unvested options become fully vested if Ms. Miksa is actually or constructively terminated within 12 months of the change of control. Mr. Fuller and Mr. Hackbardt’s options vest at a rate of one-third per year for three years. The vesting of the options held by Mr. Fuller and Mr. Hackbardt will accelerate in full upon a corporate transaction (as defined in our stock option agreement with each of them under the 1999 Stock Incentive Plan) or a change in control of the Company (as defined in our addendum to stock option agreement with each of them under the 1999 Stock Incentive Plan) if the options are not assumed by the successor entity. If the options are assumed by the successor entity in connection with a corporate transaction or change in control, they will continue to vest according to the vesting schedule described above, but will be subject to full acceleration if the executive is terminated involuntarily (as defined in our addendum to stock option agreement with each of them under the 1999 Stock Incentive Plan) within 18 months after the corporate transaction or change in control. Additionally, the compensation committee of the Board of Directors, as plan administrator of our 1999 Stock Incentive Plan, has the authority to provide for accelerated vesting of any outstanding options or waiver of forfeiture restrictions of unvested stock, for any reason, including upon a change of control.

The potential realizable value at assumed annual rates of stock price appreciation for the option term represents hypothetical gains that could be achieved for the respective options if exercised at the end of the option term. The 5% and 10% assumed annual rates of compounded stock price appreciation are mandated by rules of the SEC and do not represent our estimate or projection of our future common stock prices. These amounts represent assumed rates of appreciation in the value of our common stock from the fair market value on the date of grant. Actual gains, if any, on stock option exercises are dependent on the future performance of our common stock and overall stock market conditions. The amounts set forth in the table may not necessarily be achieved.

AGGREGATED OPTION EXERCISES IN THE YEAR ENDED DECEMBER 26, 2004 AND YEAR END OPTION VALUES FOR EXECUTIVE OFFICERS

The following table sets forth information, with respect to the named executive officers, concerning the exercise of options during fiscal 2004 and unexercised options held by them as of the end of that fiscal year. No stock appreciation rights were held by the named executive officers at the end of fiscal 2004.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
AND FY-END OPTION VALUES

					Value of Unexercised
	Shares		Number of Unexercised		In-The-Money Options at
	Acquired on	Value	Options at FY-End(#)		FY-End($)
Name	Exercise(#)	Realized($)	Exercisable	Unexercisable	Exercisable	Unexercisable

Ralph Rubio	—	—	9,833	167	$46,461	$789
Sheri Miksa	—	—	145,000	305,000	$832,500	$1,384,500
John Fuller	—	—	45,000	115,000	$305,100	$593,100
Tim Hackbardt	—	—	21,250	83,750	$131,750	$398,650

The value of unexercised in-the-money options at fiscal year-end is calculated based upon the market price of $12.10 per share, the closing selling price per share of our common stock on the Nasdaq National Market on the last day of fiscal 2004, less the option exercise price payable per share.

DIRECTOR COMPENSATION ARRANGEMENTS

Directors receive $3,000 for each quarterly meeting of the Company’s Board of Directors they attend and an additional annual payment of $3,000 for other services as a member of the Board of Directors, including attending additional meetings of the Board of Directors. Mr. Pannier also will receive an annual payment of $10,000 for his services as chairman of the Audit Committee of the Board of Directors and as its financial expert. Non-employee directors are reimbursed for reasonable expenses incurred in connection with serving as a director.

Under the automatic option grant program in effect under our 1999 Stock Incentive Plan, each individual who joins our board as a non-employee director will receive, at the time of such initial election or appointment, an automatic option grant to purchase between 15,000 and 25,000 shares of our common stock, provided the person has not previously been in our employ or the employ of any parent or subsidiary of ours. In addition, on the date of each annual stockholders’ meeting, each individual who continues to serve as a non-employee board member, whether or not the individual is standing for re-election at that particular annual meeting, will be granted an option to purchase 5,000 shares of our common stock, provided the individual has served as a non-employee member of our Board of Directors for at least six months. Each grant under the automatic option grant program will have an exercise price per share equal to the fair market value per share of our common stock on the grant date and will have a maximum term of ten years, subject to earlier termination should the optionee cease to serve as a member of our board of directors or immediately following the consummation of any merger or asset sale if the options are not assumed by the successor corporation. The option will be immediately exercisable for all of the option shares and will be fully vested.

In July 2004, in accordance with the automatic option grant program in effect under our 1999 Stock Incentive Plan, we granted options to purchase 5,000 shares of our common stock each to Messrs. Anderson, Andrews, Goodall, Pannier and Ryan. Mr. Bensyl received options to purchase 15,000 shares of our common stock upon his appointment in July 2004. The per-share exercise price for the options is $9.07 for Messrs. Anderson, Andrews, Goodall, Pannier, and Ryan, and $8.71 for Mr. Bensyl, which were the fair market values of our common stock on the grant dates. These options are immediately exercisable and are fully vested.

NON-EMPLOYEE DEFERRED COMPENSATION PLAN

Under our Deferred Compensation Plan for Non-Employee Directors,, non-employee directors may defer fees into either a cash account or into discounted options under our 1999 Stock Incentive Plan. Any deferrals into cash will be credited to a cash account that will accrue earnings at an annual rate of 2% above the prime lending rate. In October 2004, Congress enacted Internal Revenue Code Section 409A governing deferred compensation. The Company operates the deferred compensation plan in accordance with Section 409A. Because Section 409A restricts the use of discounted stock options, the Company will evaluate the extent to which that portion of the deferred compensation plan will be implemented in the future.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

OWNERSHIP OF SECURITIES

The following table sets forth information known to us regarding the beneficial ownership of our common stock as of March 15, 2005, by:

•	each person or group of affiliated persons known to own beneficially 5% or more of our common stock;

•	each director and director nominee;

•	each named executive officer listed in the Summary Compensation Table of the “Executive Compensation and Other Information” section of this report; and

•	all of our current directors and executive officers as a group.

Percentage of ownership is based on 9,310,375 shares of common stock outstanding on March 15, 2005. The number of shares underlying options in the table below represent options that are exercisable within 60 days after March 15, 2005. Shares of our common stock subject to stock options that are currently exercisable or will become exercisable within 60 days after March 15, 2005 are included in the number of shares reported as beneficially owned in the table below and are deemed outstanding for computing the percentage of the person or group holding such options, but are not deemed outstanding for computing the percentage of any other person or group. Except as otherwise indicated, the persons named in the table have sole voting and investment power with respect to all shares of our common stock shown as beneficially owned by them, subject to community property laws. The address for those individuals for which an address is not otherwise indicated is 1902 Wright Place, Suite 300, Carlsbad, California 92008.

	Shares Beneficially Owned
Name of Beneficial Owner	Number of Shares	Number of Shares Underlying Options	Percent (%)

Royce and Associates (1) 1414 Avenue of the Americas New York, NY 10019	557,500	--	6.0%
Dimensional Fund Advisors, Inc. (2) ) 1299 Ocean Avenue, 11th Floor Santa Monica, CA 90401	525,187	--	5.6%
Pequot Capital Management, Inc. (3) ) 500 Nyala Farm Road Westport CT 06880	493,900	--	5.3%
Rafael Rubio (4)	385,200	--	4.1%
Ralph Rubio (5)	1,069,432	10,000	11.6%
Kyle A. Anderson(6) Rosewood Capital, L.P. One Maritime Plaza, Suite 1330 San Francisco, CA 94111	1,526,812	30,000	16.7%
Craig S. Andrews(7)	14,983	55,000	*
Jack W. Goodall	25,000	90,000	1.2%
Timothy J. Ryan	2,500	55,000	*
Loren C. Pannier	10,000	35,000	*
Sheri Miksa	21,000	170,000	2.1%
John Fuller	9,000	51,667	*
Tim Hackbardt	3,000	27,500	*
All current directors and executive officers as a group (nine persons)	2,681,727	524,167	34.4%

*	Less than 1% of the outstanding stock.

(1)	According to a Schedule 13G filed with the SEC on February 2, 2005, all 557,500 shares are beneficially owned by Royce and Associates, LLC.

(2)
According to a Schedule 13G filed with the SEC on February 9, 2005, Dimensional Fund Advisors Inc.  (“Dimensional”), an investment advisor registered under Section 203 of the Investment Advisors Act of 1940, furnishes investment advice to four investment companies registered under the Investment Company Act of 1940, and serves as investment manager to certain other commingled group trusts and separate accounts.  These investment companies, trusts and accounts are the “Funds.”  In its role as investment advisor or manager, Dimensional possesses investment and/or voting power over all 525,187 shares that are owned by the Funds, and may be deemed to be the beneficial owner of the shares of the Company held by the Funds.  Dimensional disclaims beneficial ownership of all 525,187 shares, stating that these shares are instead owned by the Funds.

(3)	According to a Schedule 13G filed with the SEC on February 14, 2005, all 493,900 shares are beneficially owned by Pequot Capital Management, Inc.

(4)
According to a Schedule 13G/A filed with the SEC on February 9, 2005, all 385,200 shares reported as beneficially owned by Mr. Rafael Rubio are held by the Rafael K. Rubio and Gloria G. Rubio Family Trust. Mr. Rafael Rubio is the father of our Chairman of the Board, Mr. Ralph Rubio.

(5)	Mr. Ralph Rubio holds 1,050,220 of the shares in trust for the benefit of him and his family. Mr. Rubio holds 19,212 of the shares as custodian for his children.

(6)
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

(7)
The shares reported as beneficially owned by Mr. Craig Andrews include 6,241 shares held by UMB Bank, Trustee for Retirement Trust for Craig Andrews and 4,680 shares registered to Mr. Andrews as custodian for his children. Mr. Andrews disclaims beneficial ownership of the 4,680 shares held as custodian for his children.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth information as of December 26, 2004 with respect to the shares of our common stock that may be issued under our existing equity compensation plans.

EQUITY COMPENSATION PLAN INFORMATION

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options (A)	Weighted Average Exercise Price of Outstanding Options (B)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column A (C)

Equity compensation plans approved by security holders (1)	1,771,534 (3)	$7.45	739,883 (4)
Equity compensation plans not approved by security holders (2)	25,000	3.05	--
Total	1,796,534	7.39	739,883

(1)	Consists solely of the 1999 Stock Incentive Plan and Employee Stock Purchase Plan.

(2)	Consists solely of outstanding options to purchase 25,000 unregistered shares of our common stock granted to Mr. Goodall.

(3)
Excludes purchase rights accruing under our 1999 Employee Stock Purchase Plan, which has a shareholder approved reserve of 200,000 shares. Under the 1999 Employee Stock Purchase Plan, each eligible employee may purchase up to 1,500 shares of common stock at semi-annual intervals on the last U.S. business day of January and July each year at a purchase price per share equal to 85% of the lower of (i) the fair market value per share of common stock on the employee’s entry date into the two-year offering period in which that semi-annual purchase date occurs or (ii) the fair market value per share on the semi-annual purchase date. None of our employees currently participates in this plan.

(4)
Consists of shares available for future issuance under the 1999 Employee Stock Purchase Plan and the 1999 Stock Incentive Plan. As of December 26, 2004, an aggregate of 200,000 shares of common stock were available for issuance under the 1999 Employee Stock Purchase Plan, and 539,883 shares of common stock were available for issuance under the 1999 Stock Incentive Plan. The number of shares of common stock available for issuance under the 1999 Stock Incentive Plan automatically increases on the first trading day of January each calendar year by an amount equal to 3% of the total number of shares of common stock outstanding on the last trading day of December in the immediately preceding calendar year, but in no event will any such annual increase exceed 450,000 shares of common stock. None of our employees currently participates in the Employee Stock Purchase Plan.

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

Mr. Andrews, a company director, previously was a partner in the law firm of Brobeck, Phleger & Harrison, LLP through February 2003, which served as our legal counsel for general corporate and other matters. We paid Brobeck, Phleger, & Harrison, LLP $0 in 2004, $36,382 in 2003, and $250,182 in 2002 for legal services. Mr. Andrews now serves as a shareholder in the law firm of Heller Ehrman, LLP. As of March 6, 2003, we authorized Heller Ehrman, LLP to serve as our legal counsel for general corporate and other matters. During fiscal 2004 and 2003, we paid Heller Ehrman, LLP $226,360 and $105,908, respectively, for legal services.

In June 2002, we entered into a one-year consulting agreement with Mr. Goodall. Under the consulting agreement, Mr. Goodall advised and consulted with our Chief Executive Officer on various issues including marketing review, real estate review and other strategic corporate initiatives as identified by our Board of Directors. In lieu of cash compensation, we granted Mr. Goodall an option to purchase up to 50,000 shares of our common stock pursuant to our 1999 Stock Incentive Plan. This option expired in 2004, and no shares were acquired by Mr. Goodall.

In March 2004 and April 2004, we entered into agreements with Rosewood Capital, LLP and Ralph Rubio, respectively, to extend the registration rights held by Rosewood and Mr. Rubio under an investor’s rights agreement entered into prior to our initial public offering with respect to preferred stock purchased by Rosewood and Mr. Rubio. Under these agreements, the expiration date of the registration rights granted to Rosewood and Mr. Rubio was extended from May 2004 to May 2006. Further, as part of the extension agreements, Rosewood and Mr. Rubio agreed that they would not demand that we register our stock prior to February 1, 2005. Due to the relationship between Mr. Anderson, a company director, and Rosewood, Mr. Anderson sought, and the audit committee granted, a waiver of our code of ethics regarding this transaction. Similarly, because Mr. Rubio was serving as our Chief Executive Officer and a company director at the time of the transaction, he also sought, and the audit committee granted, a waiver of our code of ethics regarding the transaction. The audit committee based its decisions on the fact that Rosewood and Mr. Rubio would have been forced to exercise their registration rights under the investor’s rights agreement before their expiration in May 2004 or lose the rights. This would have required us to file a registration statement on behalf of Rosewood and Mr. Rubio, which would have caused us to incur expenses in the preparation and maintenance of the registration statement and would have created a large overhang in our trading market. Mr. Anderson did not vote on either the waiver or on the approval of the transaction with respect to the extension agreement entered into with Rosewood.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth fees for professional services rendered by KPMG LLP for the audit of our annual financial statements for fiscal 2004, for reviews of the financial statements included in our quarterly reports on Form 10-Q for the quarters ended June 27, 2004 and September 26, 2004, and fees billed for other services rendered by KPMG LLP.

2004
Audit fees (1)	$63,257
Audit related fees (2)	--
Tax fees (3)	--
All other fees (4)	--
Total fees	$63,257

The following table sets forth fees for professional services rendered by Deloitte & Touche LLP, the member firms of Deloitte Touche Tohmatsu, and their respective affiliates (collectively, the “Deloitte Entities”) for the audit of our annual financial statements for fiscal 2003, for reviews of the financial statements included in our quarterly reports on Form 10-Q for the quarter ended March 28, 2004 and all quarters of fiscal 2003, and fees billed for other services rendered by the Deloitte Entities.

	2004	2003
Audit fees (1)	$16,500	$174,625
Audit related fees (2)	3,500	3,500
Tax fees (3)	--	8,690
All other fees (4)	--	--
Total fees	$20,000	$186,815

(1)	Includes fees for audit of the Company’s annual consolidated financial statements, issuance of consent and reviews of the Company’s quarterly consolidated financial statements.

(2)	Includes fees for review of the Company’s Uniform Franchise Offering Circular and issuance of consent.

(3)	Includes fees for tax compliance and tax planning and advice.

(4)	Neither KPMG LLP nor the Deloitte Entities billed any fees for professional services in this category.

KPMG LLP and the Deloitte Entities performed no services and no fees were incurred or paid relating to financial information systems design and implementation. The Audit Committee of the Board of Directors has considered whether the independent auditors’ provision of non-audit services to us is compatible with maintaining auditors’ independence. All of the above described audit related services and tax services were pre-approved by the Audit Committee. The Audit Committee pre-approves the audit-related and tax services specifically described by the committee on an annual basis.

PART IV

Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Documents filed as part of the report:

(1)	Financial Statements. See index to financial statements on page F-1 for a list of the financial statements being filed herein.

(2)	Financial Statement Schedules. All schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or other notes thereto.

(3)	Exhibits. See Exhibits below for all Exhibits being filed or incorporated by reference herein.

Number	Description
3.1	Third Amended and Restated Certificate of Incorporation.
3.2(1)	Restated Bylaws (Exhibit 3.4).
3.4(4)	Certificate of Amendment of the Bylaws. (Exhibit 3.4)
4.1(1)	Specimen common stock certificate. (Exhibit 4.1)
10.1(1)	Amended and Restated Investors’ Rights Agreement, dated November 19, 1997 (Exhibit 10.7).
10.2(1)	Amendment No. 1 to the Amended and Restated Investors’ Rights Agreement, dated December 31, 1997 (Exhibit 10.8).
10.3(1)	Amendment No. 2 to the Amended and Restated Investor’s Rights Agreement, dated May 1998 (Exhibit 10.9).
10.4	Investors’ Rights Agreement Standstill and Extension Agreement between us and Rosewood Capital, LLP dated March 12, 2004
10.5 (11)	Investors’ Rights Agreement Standstill and Extension Agreement between us and Ralph Rubio, dated April 29, 2004 (Exhibit 10.1)
10.8(1)	Lease Agreement between us and Macro Plaza Enterprises, dated October 27, 1997 (Exhibit 10.15).
10.9(1)	First Amendment to Lease Agreement between us and Cornerstone Corporate Centre, LLC, dated October 16, 1998 (Exhibit 10.16).
10.15(1)	Rental Agreement between us and Premier Food Services, Inc., dated July 10, 1998 (Exhibit 10.23).
10.16(1)	Letter Agreement between us and Volume Service America, dated March 29, 1999 (Exhibit 10.24).
10.17(1)(2)	Form of Indemnification Agreement between us and each of our directors (Exhibit 10.25).
10.18(1)(2)	Form of Indemnification Agreement between us and each of our officers (Exhibit 10.26).
10.38(1)(2)	Employee Stock Purchase Plan (Exhibit 10.46).
10.39(1)(2)	Letter Agreement between us and Host International, Inc., dated May 18, 1999 (Exhibit 10.47).
10.40(3)	Agreement between us and Alliant Food Services, Inc., dated January 21, 2000.
10.42(5)	Form of Franchise Agreement as of March 15, 2001.
10.45(5)(2)	Consulting Agreement between us and Jack W. Goodall dated October 25, 2001. (Exhibit 10.45).
10.46(6)(2)	Letter Agreement between Sheri Miksa and the Company dated September 9, 2002.
10.47(7)	Amendment dated June 21, 2002, to the Agreement between the Company and Coca Cola USA Fountain dated March 6, 1998.
10.48(7)(2)	Consulting Agreement between us and Jack W. Goodall dated June 14, 2002.
10.49(2)	Consulting Agreement between us and Jack W. Goodall dated October 31, 2001
10.50 (8)	Non-statutory Stock Option Agreement between the Company and Jack W. Goodall dated October 25, 2001.
10.51(10)(2)	Rubio’s Restaurants, Inc. Deferred Compensation Plan for Non-Employee Directors (Exhibit 10.51)
10.52(9)	Letter Agreement between John Fuller and the Company, dated May 23, 2003
10.53(10)(2)	Letter Agreement between Tim Hackbardt and the Company, dated October 31, 2003 (Exhibit 10.53)
10.54(10)(2)	1999 Stock Incentive Plan, as amended through March 6, 2003 (Exhibit 10.54)
10.56(2)	1999 Stock Incentive Plan Form of Stock Option Agreement
10.57(2)	1999 Stock Incentive Plan Form of Addendum to Stock Option Agreement

Number	Description
10.60(2)	1999 Stock Incentive Plan Form of Stock Issuance Agreement
21.1(1)	Subsidiary List.
23.1	Consent of Independent Registered Public Accounting Firm, KPMG LLP.
23.2	Consent of Independent Registered Public Accounting Firm, Deloitte & Touche LLP.
24.1	Powers of Attorney (Included under the caption “Signatures”).
31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the above noted exhibit to our registration statement on Form S-1 (333-75087) filed with the SEC on March 26, 1999, as amended.

(2)	Management contract or compensation plan.

(3)	Incorporated by reference to Exhibit 10.1 to our quarterly report on Form 10-Q filed with the SEC on May 9, 2000.

(4)	Incorporated by reference to our annual report on Form 10-K filed with the SEC on April 2, 2001.

(5)	Incorporated by reference to our annual report on Form 10-K filed with the SEC on April 1, 2002.

(6)	Incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed with the SEC on September 10, 2002.

(7)	Incorporated by reference to Exhibit 10.1 to our quarterly report on Form 10-Q filed with the SEC on August 14, 2002.

(8)	Incorporated by reference to Exhibit 99.2 to our registration statement on Form S-8 filed with the SEC on April 18, 2002.

(9)	Incorporated by reference to Exhibit 10.1 to our quarterly report on Form 10-Q filed with the SEC on November 12, 2003.

(10)	Incorporated by reference to our annual report on Form 10-K filed with the SEC on March 24, 2004 and amended on April 6, 2005.

(11)	Incorporated by reference to our quarterly report on Form 10-Q filed with the SEC on May 11, 2004.

(b)	Exhibits

The exhibits required by this item are listed under Item 15(a)(3).

(c)	Financial Statement Schedules

The financial statement schedules required by this Item are listed under Item 15(a)(2).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RUBIO'S RESTAURANTS, INC.

Date: April 6, 2005	By:	/s/ Sheri Miksa

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

Signature	Title	Date

/s/ Sheri Miksa	President, Chief Executive Officer and Director	April 6, 2005
Sheri Miksa	(Principal Executive Officer)

/s/ John Fuller	Chief Financial Officer	April 6, 2005
John Fuller	(Principal Financial and Accounting Officer)

s/ Ralph Rubio	Chairman of the Board of Directors	April 6, 2005
Ralph Rubio

/s/ Kyle A. Anderson	Director	April 6, 2005
Kyle A. Anderson

/s/ Craig S. Andrews	Director	April 6, 2005
Craig S. Andrews

/s/ William R. Bensyl	Director	April 6, 2005
William R. Bensyl

/s/ Jack W. Goodall	Director	April 6, 2005
Jack W. Goodall

/s/ Loren C. Pannier	Director	April 6, 2005
Loren C. Pannier

/s/ Timothy J. Ryan	Director	April 6, 2005
Timothy J. Ryan

RUBIO’S RESTAURANTS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Rubio’s Restaurants, Inc.

We have audited the accompanying consolidated balance sheet of Rubio’s Restaurants, Inc. and subsidiary (the “Company”) as of December 26, 2004, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss) and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Rubio’s Restaurants, Inc. and subsidiary as of December 26, 2004, and the results of their operations and their cash flows for the year then ended in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP

San Diego, California
March 18, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Rubio’s Restaurants, Inc.

We have audited the accompanying consolidated balance sheet of Rubio’s Restaurants, Inc. and subsidiary (the “Company”) as of December 28, 2003, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for each of the two years in the period ended December 28, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Rubio’s Restaurants, Inc. and subsidiary as of December 28, 2003, and the results of their operations and their cash flows for each of the two years in the period ended December 28, 2003, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 12, the accompanying consolidated financial statements have been restated.

/s/ DELOITTE & TOUCHE LLP

San Diego, California
March 17, 2004, (April 5, 2005, as to the effects of the restatement discussed in Note 12)

RUBIO’S RESTAURANTS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	December 26, 2004	December 28, 2003
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$7,315	$6,483
Short-term investments	5,190	1,097
Income taxes receivable	--	104
Other receivables	1,176	1,259
Inventory	1,537	1,836
Prepaid expenses	585	530
Deferred income taxes	885	--
Total current assets	16,688	11,309
PROPERTY, net	31,596	32,348
GOODWILL	193	193
LONG-TERM INVESTMENTS	3,553	2,247
OTHER ASSETS	405	329
DEFERRED INCOME TAXES	4,753	5,880
TOTAL	$57,188	$52,306

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$2,337	$3,463
Accrued expenses and other liabilities	9,305	7,264
Store closure reserve	114	230
Deferred income taxes	--	254
Total current liabilities	11,756	11,211

STORE CLOSURE RESERVE	541	647
DEFERRED INCOME	367	427
DEFERRED RENT AND OTHER LIABILITIES	4,764	4,851
DEFERRED FRANCHISE REVENUE	20	20
Total liabilities	17,448	17,156

COMMITMENTS AND CONTINGENCIES (NOTE 6)

STOCKHOLDERS’ EQUITY:
Preferred stock, $.001 par value, 5,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $.001 par value, 35,000,000 shares authorized, 9,306,449 shares issued and outstanding in 2004 and 9,105,445 shares issued and outstanding in 2003	9	9
Paid-in capital	44,172	42,640
Accumulated other comprehensive income (loss)	15	(3)
Accumulated deficit	(4,456)	(7,496)
Total stockholders’ equity	39,740	35,150
TOTAL	$57,188	$52,306

See notes to consolidated financial statements.

RUBIO’S RESTAURANTS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Year Ended
	December 26, 2004	December 28, 2003	December 29, 2002
REVENUES:
Restaurant sales	$137,197	$124,786	$119,310
Franchise and licensing revenues	203	204	253
TOTAL REVENUES	137,400	124,990	119,563
COSTS AND EXPENSES:
Cost of sales	37,426	36,052	32,580
Restaurant labor, occupancy and other	76,229	72,826	66,820
General and administrative expenses	11,412	10,315	9,625
Depreciation and amortization	7,322	6,993	6,525
Pre-opening expenses	218	488	277
Asset impairment and store closure expense (reversal)	(10)	2,071	(811)
Loss on disposal/sale of property	39	233	248
TOTAL COSTS AND EXPENSES	132,636	128,978	115,264
OPERATING INCOME (LOSS)	4,764	(3,988)	4,299
OTHER INCOME (EXPENSE):
Interest and investment income	154	88	113
Interest expense	--	(94)	(127)
Other income (expense), net	154	(6)	(14)
INCOME (LOSS) BEFORE INCOME TAXES	4,918	(3,994)	4,285
INCOME TAX (EXPENSE) BENEFIT	(1,878)	1,569	(1,706)
NET INCOME (LOSS)	$3,040	$(2,425)	$2,579
NET INCOME (LOSS) PER SHARE:
Basic	$0.33	$(0.27)	$0.29
Diluted	$0.32	$(0.27)	$0.28
SHARES USED IN CALCULATING NET INCOME (LOSS) PER SHARE:
Basic	9,135	9,093	9,017
Diluted	9,388	9,093	9,137

See notes to consolidated financial statements.

RUBIO’S RESTAURANTS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)
For the Years Ended December 26, 2004, December 28, 2003 and December 29, 2002
(In thousands, except share data)

	Common Stock			Accumulated Other		Total	Total
	Shares	Amount	Paid-In Capital	Comprehensive Income (Loss)	Accumulated Deficit	Stockholders’ Equity	Comprehensive Income (Loss)
Balance, December 31, 2001	8,922,786	$9	$41,658	$6	$(7,650)	$34,023
Exercise of common stock options, including related tax benefit	127,328		427			427
Compensation expense - common stock options			293			293
Exercise of warrants	2,244
Net income					2,579	2,579	$2,579
Other comprehensive income:
Net unrealized loss on available-for-sale investments, net of tax				(3)		(3)	(3)
Balance, December 29, 2002	9,052,358	9	42,378	3	(5,071)	37,319	$2,576
Exercise of common stock options, including related tax benefit	53,087		187			187
Compensation expense - common stock options			75			75
Net loss					(2,425)	(2,425)	$(2,425)
Other comprehensive loss:
Net unrealized loss on available-for-sale investments, net of tax				(6)		(6)	(6)
Balance, December 28, 2003	9,105,445	9	42,640	(3)	(7,496)	35,150	$(2,431)
Exercise of common stock options, including related tax benefit	201,004		1,526			1,526
Compensation expense - common stock options			6			6
Net income					3,040	3,040	$3,040
Other comprehensive income:
Net unrealized gain on available-for-sale investments, net of tax				18		18	18
Balance, December 26, 2004	9,306,449	$9	$44,172	$15	$(4,456)	$39,740	$3,058

See notes to consolidated financial statements.

RUBIO’S RESTAURANTS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended
	December 26, 2004	December 28, 2003	December 29, 2002
OPERATING ACTIVITIES:
Net income (loss)	$3,040	$(2,425)	$2,579

Adjustments to reconcile net income (loss) to net
cash provided by operating activities:
Depreciation and amortization	7,322	6,993	6,525
Bond premium amortization	47	--	--
Deferred compensation	6	75	293
Asset impairment and store closure expense (reversal)	(10)	2,071	(811)
Loss on disposal/sale of property	39	233	248
Changes in assets and liabilities:
Income taxes receivable	104	253	440
Other receivables	83	(441)	(145)
Inventory	299	(586)	203
Prepaid expenses	346	70	136
Deferred income taxes	(22)	(1,300)	1,527
Other assets	(76)	37	(13)
Accounts payable	(1,126)	1,473	(1,015)
Accrued expenses and other liabilities	2,041	2,463	198
Store closure reserve	(212)	(488)	(1,855)
Deferred rent and other liabilities	(87)	169	6
Deferred income	(60)	358	69
Deferred franchise revenue	—	(16)	(51)
Cash provided by operating activities	11,734	8,939	8,334

INVESTING ACTIVITIES:
Purchases of property	(6,659)	(8,195)	(5,621)
Proceeds from sale of property	50	44	341
Purchases of investments	(9,723)	(6,002)	(2,612)
Sales and maturities of investments	4,304	3,932	2,999
Cash used in investing activities	(12,028)	(10,221)	(4,893)

FINANCING ACTIVITIES:
Principal payments on line of credit	—	(1,000)	—
Proceeds from exercise of common stock options, net of tax	1,126	187	427
Cash provided by (used in) financing activities	1,126	(813)	427
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	832	(2,095)	3,868
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	6,483	8,578	4,710
CASH AND CASH EQUIVALENTS AT END OF YEAR	$7,315	$6,483	$8,578

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$—	$43	$108
Cash (received) paid for income taxes, net	$1,396	$(542)	$(312)

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING ACTIVITIES:
In conjunction with the acquisition of a previously franchised location, during 2003, the Company acquired assets with an estimated value of $392,000 for a purchase price of $585,000, resulting in goodwill of $193,000. As of December 26, 2004, and December 28, 2003, $145,000 of the purchase price had been paid, and $440,000 had been recorded in accrued expenses.

See notes to consolidated financial statements.

RUBIO’S RESTAURANTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 26, 2004, DECEMBER 28, 2003 AND DECEMBER 29, 2002

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS — Rubio’s Restaurants, Inc. was incorporated in California in 1985 and reincorporated in Delaware in 1997. Rubio’s Restaurants, Inc. has a wholly-owned subsidiary, Rubio’s Restaurants of Nevada, Inc. (collectively, the “Company”). As of December 26, 2004, the Company owns and operates a chain of 146 restaurants, three concessions and five franchise locations, in California, Arizona, Nevada, Colorado, Oregon and Utah.

The Company’s 146 restaurants are located more specifically as follows: 64 in the greater Los Angeles, California area, 42 in San Diego, California, seven in the San Francisco, California area, six in the Sacramento, California area, 21 in Phoenix/Tucson, Arizona, three in Denver, Colorado, two in Salt Lake City, Utah, and one in Portland, Oregon.

PRINCIPLES OF CONSOLIDATION —The consolidated financial statements include the accounts of Rubio’s Restaurants, Inc. and its wholly-owned subsidiary. All significant intercompany transactions and accounts have been eliminated in consolidation.

FISCAL YEAR — The Company operates and reports on a 52-53 week fiscal year ending on the last Sunday of December. Fiscal years 2004, 2003 and 2002, which ended on December 26, 2004, December 28, 2003 and December 29, 2002, respectively, included 52 weeks.

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

INVESTMENTS — The Company’s investments are composed primarily of corporate bonds, certificates of deposit, municipal bonds, and asset backed securities. While it is the Company’s general intent to hold such securities until maturity, management will occasionally sell particular securities for cash flow purposes. Therefore, pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” the Company’s investments are classified as available-for-sale based upon the Company’s intent, and are accounted for at fair value. The fair value of such investments is determined based on quoted market prices at year end. Unrealized gains and losses on these investments are included as accumulated other comprehensive income in the consolidated statements of stockholders’ equity and comprehensive income (loss). Realized gains and losses on investments sold are determined based on the specific identification method and are included in interest and investment income. Short-term investments are investments with original maturities of greater than three months and remaining maturities of less than one year, or investments that are reasonably expected to be realized in cash or consumed in operations over the next year.

Realized and unrealized gains (losses) on available-for-sale investments were not material for all years presented. As of December 26, 2004 and December 28, 2003, the fair market value of the Company’s investments was not significantly different from the amortized cost.

Long-term investments valued at $3.6 million at December 26, 2004 and $2.2 million at December 28, 2003 are pledged as collateral for a standby letter of credit related to the Company’s workers’ compensation policy (Note 5).

INVENTORY — Inventory consists of food, beverage, paper and restaurant supplies, and is stated at the lower of cost (first-in, first-out method) or market value.

PROPERTY — Property is stated at cost. A variety of costs are incurred in the leasing and construction of restaurant facilities. The costs of buildings under development include specifically identifiable costs. The capitalized costs include development costs, construction costs, salaries and related costs, and other costs incurred during the acquisition or construction stage. Salaries and related costs capitalized totaled $61,000, $71,000, and $81,000 for fiscal years 2004, 2003, and 2002, respectively. Depreciation and amortization of buildings, leasehold improvements, and equipment are computed using the straight-line method over the shorter of the estimated useful lives of the assets or the initial lease term for certain leased properties (buildings and improvements range from 10 to 20 years, and equipment 3 to 7 years). For leases with renewal periods at the Company’s option, the Company generally uses the original lease term, excluding renewal option periods to determine useful lives; if failure to exercise a renewal option imposes an economic penalty to the Company, management may determine at the inception of the lease that renewal is reasonably assured and include the renewal option period in the determination of appropriate estimated useful lives. The Company’s policy requires lease term consistency when calculating the depreciation period, in classifying the lease, and in computing straight-line rent expense.

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

SELF-INSURANCE LIABILITIES - The Company is self-insured for a portion of its workers’ compensation insurance program. Maximum self-insured retention, including defense costs per occurrence, ranges from $250,000 during the claim year ended October 31, 2003 to $350,000 during the claim years ending October 31, 2004 and October 31, 2005. Insurance liabilities are accounted for based on independent actuarial estimates of the amount of loss incurred. These estimates rely on actuarial observations of industry-wide historical claim loss development, and are subject to change based on actual loss development.

DEFERRED RENT AND OTHER LIABILITIES — Rent expense on operating leases with scheduled or minimum rent increases is expensed on the straight-line basis over the lease terms, which includes the period of time from when the Company takes possession of the leased space until the store opening date (the build-out period). Deferred rent represents the excess of rent charged to expense over rent payable under the lease agreement. In connection with certain of the Company’s leases, the landlord has provided the Company with tenant improvement allowances. These lease incentives, as well as rent holidays, are recorded as long-term liabilities in “Deferred rent and other liabilities” and are amortized over the term of the leases as reductions to rent expense.

FINANCIAL INSTRUMENTS — The carrying values of cash and cash equivalents, receivables, accounts payable and accrued expenses approximate fair values due to the short-term maturities of these instruments.

REVENUE RECOGNITION — Revenues from the operation of Company-owned restaurants are recognized when sales occur. Franchise revenue is comprised of i) area development fees, ii) new store opening fees, and iii) royalties. Fees received pursuant to area development agreements under individual franchise agreements, which grant the right to develop franchised restaurants in future periods in specific geographic areas, are deferred and recognized as revenue on a pro rata basis as the individual franchised restaurants subject to the development agreements are opened. New store opening fees are recognized as revenue in the period a franchised location opens. Royalties from franchised restaurants are recorded in revenue as earned.

STORE PRE-OPENING EXPENSES — Costs incurred in connection with the training of personnel, occupancy during the build-out period, and promotion of new store openings are expensed as incurred.

ADVERTISING — Advertising costs incurred to produce media advertising for new campaigns are expensed in the year in which the advertising first takes place. Other advertising costs are expensed when incurred. Advertising costs are included in restaurant labor, occupancy and other expenses and totaled $5.3 million for both fiscal years 2004 and 2003, and $4.9 million for fiscal year 2002.

INCOME TAXES — The provision for income taxes is based on income (loss) reported in the consolidated financial statements. Deferred income taxes are provided to reflect temporary differences between the basis of assets and liabilities for financial reporting purposes and income tax purposes, as well as the effects of income tax credits.

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

The following table summarizes the impact on the Company’s net income (loss) had compensation cost been determined based upon the fair value at the grant date for awards under the stock option plans consistent with the methodology prescribed under SFAS No. 123 (in thousands, except per share data):

	Fiscal Years
	2004	2003	2002

Net income (loss), as reported	$3,040	$(2,425)	$2,579
Deduct: Total stock-based employee compensation expense
determined under fair value based method for all awards,
net of related tax effects	1,094	631	450
Pro forma net income (loss)	$1,946	$(3,056)	$2,129
Earnings (loss) per share:
Basic - as reported	$0.33	$(0.27)	$0.29
Basic - pro forma	0.21	(0.34)	0.24

Diluted - as reported	$0.32	$(0.27)	$0.28
Diluted - pro forma	0.21	(0.34)	0.23

The Company accounts for stock options granted to non-employees using the fair value method. Compensation expense for options granted to non-employees has been determined in accordance with Emerging Issues Task Force (“EITF”) No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services,” as the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. Compensation expense for options granted to non-employees is periodically remeasured as the underlying options vest and is recorded as expense and additional paid-in capital in the consolidated financial statements.

COMMON STOCK AND EARNINGS PER SHARE — Basic earnings per share is computed by dividing net income or loss by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed similar to basic earnings per share, except that the weighted average number of shares of common stock outstanding is increased to include the effect of potentially dilutive common shares, which are comprised of stock options granted to employees under stock-based compensation plans that were outstanding during the period. Potentially dilutive common shares are excluded from the diluted earnings per share computation when their effect would be antidilutive.

CONCENTRATION OF CREDIT RISK — The Company invests its excess cash in money market accounts and debt securities. The Company has not experienced any material losses on its cash accounts or other investments.

RECENT ACCOUNTING PRONOUNCEMENTS — In December 2003, the Financial Accounting Standards Board (“FASB”) issued revised FASB Interpretation No. (“FIN”) 46R, “Consolidation of Variable Interest Entities”. This interpretation provides guidance on the identification of, and financial reporting for, variable interest entities. Variable interest entities are entities that lack the characteristics of a controlling financial interest or lack sufficient equity to finance activities without additional subordinated financial support. FIN 46R requires a company to consolidate a variable interest entity if that company is obligated to absorb the majority of the entity’s expected losses or is entitled to receive the majority of the entity’s residual returns, or both. FIN 46R also requires disclosures about variable interest entities that a company is not required to consolidate but in which it has a significant variable interest. The Company has adopted FIN 46R, however, this adoption had no impact on the Company’s results of operations.

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 123R, “Share-Based Payment.” SFAS No. 123R revises SFAS No. 123, “Accounting for Stock-Based Compensation” and generally requires the cost associated with employee services received in exchange for an award of equity instruments be measured based on the grant-date fair value of the award and recognized in the financial statements over the period during which employees are required to provide service in exchange for the award. SFAS No. 123R also provides guidance on how to determine the grant-date fair value for awards of equity instruments as well as alternative methods of adopting its requirements. SFAS No. 123R is effective for the beginning of the first interim or annual reporting period after June 15, 2005. As disclosed above, based on the current assumptions and calculations used, had the Company recognized compensation expense based on the fair value of awards of equity instruments, net earnings would have been reduced by approximately $1.1 million for fiscal 2004, $0.6 million for fiscal 2003, and $0.5 million for fiscal 2002.

2. BALANCE SHEET DETAILS as of December 26, 2004 and December 28, 2003, respectively (in thousands):

	2004	2003
OTHER RECEIVABLES:
Tenant improvement receivables	$75	$293
Beverage usage receivables	212	224
Interest receivables	71	9
Other	818	733
Total	$1,176	$1,259

INVESTMENTS:
Certificates of deposit	$5,190	$1,097
Municipal bonds	3,553	--
Mortgage and asset-backed securities	--	2,247
	8,743	3,344
Less: short-term investments	(5,190)	(1,097)
Long-term investments	$3,553	$2,247

PROPERTY — at cost:
Building and leasehold improvements	$36,315	$35,996
Equipment and furniture	30,958	28,149
Construction in process and related costs	2,277	2,590
	69,550	66,735
Less: accumulated depreciation and amortization	(37,954)	(34,387)
Total	$31,596	$32,348

ACCRUED EXPENSES AND OTHER LIABILITIES:
Compensation	$2,102	$940
Workers’ compensation	2,692	2,761
Sales taxes	989	908
Vacation pay	569	509
Advertising	553	324
Franchise repurchase	440	440
Gift certificates	663	304
Occupancy	730	646
Other	567	432
Total	$9,305	$7,264

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

SFAS No. 142 requires goodwill to be tested annually at the same time every year, and when an event occurs or circumstances change, such that it is reasonably possible that an impairment may exist. The Company selected its fiscal year end as its annual date. As a result of the Company’s assessment at December 26, 2004, no impairment was indicated.

4. ASSET IMPAIRMENT AND STORE CLOSURE RESERVE

The Company recorded a net store closure reversal of $10,000 during fiscal 2004. This reversal was the net effect of a charge of $46,000 to reflect additional expenses incurred to find a suitable sublessee, combined with a reversal of $56,000 to reflect additional sublease income received.

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

The components of the store closure reserve in fiscal 2002, 2003 and 2004 were as follows (in thousands):

	Reserve Balance at December 30, 2001	Store Closure Expense	Store Closure Reversal	Usage	Reserve Balance at December 29, 2002

Reserve for stores closed in 2001	$2,800	$327	$(963)	$(1,377)	$787
Reserve for stores closed in 2002 and to be closed	1,150	56	(104)	(124)	978
Severance and other costs	527	243	(374)	(354)	42
Total store closure reserve	4,477	$626	$(1,441)	$(1,855)	1,807
Less: current portion	(1,496)				(559)
Non-current	$2,981				$1,248

	Reserve Balance at December 29, 2002	Store Closure Expense	Store Closure Reversal	Usage	Reserve Balance at December 28, 2003

Reserve for stores closed in 2001	$787	$359	$(459)	$(233)	$454
Reserve for stores closed in 2002 and to be closed	978	314	(615)	(254)	423
Severance and other costs	42	--	(41)	(1)	--
Total store closure reserve	1,807	$673	$(1,115)	$(488)	877
Less: current portion	(559)				(230)
Non-current	$1,248				$647

	Reserve Balance at December 28, 2003	Store Closure Expense	Store Closure Reversal	Usage	Reserve Balance at December 26,2004

Reserve for stores closed in 2001	$454	$35	$(45)	$(106)	$338
Reserve for stores closed in 2002 and to be closed	423	11	(11)	(106)	317
Total store closure reserve	877	$46	$(56)	$(212)	655
Less: current portion	(230)				(114)
Non-current	$647				$541

5. CREDIT FACILITIES

LETTER OF CREDIT — On October 29, 2003, the Company obtained a letter of credit in the amount of $2.0 million related to the Company’s workers’ compensation insurance policy that matured in October 2004. The letter of credit is subject to automatic extension one year from the expiration date and thereafter, unless notification is made prior to the expiration date. On December 8, 2004, this letter of credit was increased to $2.9 million related to the workers’ compensation insurance policy that matures in October 2005. The Company was also required, per the terms of both letters of credit, to pledge collateral of $2.2 million in 2003 and $3.5 million in 2004.

6. COMMITMENTS AND CONTINGENCIES

OPERATING LEASES — The Company leases restaurant and office facilities, land, vehicles and office equipment under various operating leases expiring through 2016. The leases generally provide renewal options from three to ten years. Certain leases are subject to scheduled annual increases or minimum annual increases based upon the consumer price index, not to exceed specific maximum amounts. Certain leases require contingent percentage rents based upon sales and other leases pass through common area charges to the Company. Rental expense under these operating leases was $14.0 million, $13.4 million, and $12.3 million for fiscal years 2004, 2003 and 2002, respectively. Contingent percentage rent based on sales included in rental expense was $503,000, $466,000 and $313,000 for fiscal years 2004, 2003 and 2002, respectively.

Future minimum annual lease commitments, including obligations for closed stores and minimum future sublease rentals expected to be received as of December 26, 2004, are as follows (in thousands):

FISCAL YEAR	Company operated retail locations and other	Sublease income (A)
2005	$11,279	$(248)
2006	10,467	(267)
2007	9,965	(269)
2008	9,216	(270)
2009	7,736	(276)
Thereafter	12,392	(704)
	$61,055	$(2,034)

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

In addition, the Company is on the master leases for 4 franchise locations. These 4 locations were previously Company-operated before they were sold to a franchisee. Once they were sold to the franchisee, sublease documents were executed, and the franchisee began to pay rent directly to the landlords. If this franchisee defaults on its subleases, the Company would be responsible for the rent for the balance of the lease term, which is estimated to be $0.9 million at December 26, 2004.

LITIGATION — On June 28, 2001, a class action complaint was filed against the Company in Orange County, California Superior Court by a former employee, who worked in the position of general manager. A second similar class action complaint was filed in Orange County, California Superior Court on December 21, 2001, on behalf of another former employee who worked in the positions of general manager and assistant manager. The Company classifies both positions as exempt. The former employees each purport to represent a class of former and current employees who are allegedly similarly situated. These cases currently involve the issue of whether employees and former employees in the general and assistant manager positions who worked in California units during specified time periods were misclassified as exempt and deprived of overtime pay. In addition to unpaid overtime, these cases seek to recover waiting time penalties, interest, attorneys’ fees and other types of relief on behalf of the current and former employees that these former employees purport to represent.

The Company believes these cases are without merit and intends to vigorously defend against the related claims. These cases are in the stages of discovery, and the status of the class action certification is yet to be determined for both suits. The two cases have been consolidated into one action. The Company continues to evaluate results in similar proceedings and to consult with advisors with specialized expertise. The Company is presently unable to predict the probable outcome of this matter or the amounts of any potential damages at issue. An unfavorable outcome in this matter or a significant settlement could have a material impact on the Company’s financial position and results of operations.

The Company is not aware of any other litigation that could have a material adverse effect on its results of operations, financial position or business.

EMPLOYEE SAVINGS PLAN — The Company has a defined contribution 401(k) plan. This plan allows eligible employees to contribute a percentage of their salary, subject to annual limits, to the plan. The Company matches 25% of each eligible employee’s contributions up to 6% of gross salary. The Company’s contributions vest over a five-year period. The Company contributed $59,000, $65,000 and $86,000 for fiscal years 2004, 2003 and 2002, respectively.

7. INCOME TAXES

The components of the income tax (expense) benefit for fiscal years 2004, 2003 and 2002 are as follows (in thousands):

	2004	2003	2002
Federal (expense) benefit:
Current	$(1,393)	$220	$(105)
Deferred	(109)	1,015	(1,223)
State (expense) benefit:
Current	(507)	57	(71)
Deferred	131	277	(307)
Total income tax (expense) benefit	$(1,878)	$1,569	$(1,706)

The income tax (expense) benefit differs from the federal statutory rate because of the effect of the following items for fiscal years 2004, 2003 and 2002:

	2004	2003	2002

Statutory rate	(34.0)%	34.0%	(34.0)%
State income taxes, net of federal benefit	(5.0)	5.5	(5.8)
Non-deductible items	(0.1)	0.0	(0.2)
Credits	0.9	0.0	0.0
Other	0.0	(0.2)	0.2
Effective tax (expense) benefit rate	(38.2)%	39.3%	(39.8)%

Deferred income taxes are provided to reflect temporary differences in the basis of net assets for income tax and financial reporting purposes, as well as available tax net operating loss and credit carryforwards.

The tax-effected temporary differences and net operating loss and credit carryforwards comprising the Company’s deferred income taxes as of December 26, 2004 and December 28, 2003 are as follows (in thousands):

	2004	2003

Reserves currently not deductible	$1,093	$766
Deferred rent	1,917	1,979
Federal credits	--	614
Difference between book and tax basis of property	2,186	1,692
Net operating losses	--	658
State taxes	142	(427)
Deferred compensation	236	251
Deferred income	146	153
Other	(82)	(60)
Net deferred income tax asset	$5,638	$5,626
Net current deferred income tax asset (liability)	$885	$(254)
Net non-current deferred income tax asset	$4,753	$5,880

As of December 26, 2004 and December 28, 2003, the Company had not recorded a valuation allowance because it believes it is more likely than not that the net deferred tax assets will be realized through future taxable income or alternative tax strategies.

8. STOCKHOLDERS’ EQUITY

STOCK OPTIONS AND PURCHASE PLANS

i) 1999 STOCK INCENTIVE PLAN — On March 18, 1999 and March 24, 1999, the Board of Directors and the stockholders, respectively, of the Company approved the 1999 Stock Incentive Plan (the “1999 Plan”). All outstanding options under the 1995 Stock Option/Stock Issuance Plan and the 1998 Stock Option/Stock Issuance Plan (collectively, the “predecessor plans”) were incorporated into the 1999 Plan. No further grants will be made under the predecessor plans. The 1999 Plan is administered by the Company’s Board of Directors.

The stock issuable under the 1999 Plan shall be shares of authorized but unissued or reacquired common stock, including shares repurchased by the Company on the open market. A total of 2,775,372 shares of common stock have been authorized for issuance under the 1999 Plan, which includes the shares subject to outstanding options under the predecessor plans. The number of shares of common stock reserved for issuance under the 1999 Plan will automatically increase on the first trading day in January each year. The increase will be equal to 3% of the total number of shares of common stock outstanding as of the last trading day in December of the preceding year, not to exceed 450,000 shares in any given year. An additional 300,000 shares were authorized by shareholder approval in June 2002. In addition, no participant in the 1999 Plan may be granted stock options, separately exercisable stock appreciation rights and direct stock issuances for more than 500,000 shares of common stock in the aggregate per calendar year. Each option shall have a maximum term of ten years or five years in the case of any 10% stockholder, and is subject to earlier termination in the event of the optionee’s termination of service. Options granted under the 1999 Plan generally become exercisable 20% after one year of service and then the remaining 80% monthly over the second through fifth years of service. At the end of 2003, the Company approved a one time grant under the 1999 Plan to certain employees that become exercisable over a two-year period of service at 50% per year. At the end of 2004, the Company approved a one time grant under the 1999 Plan to certain employees that become exercisable over a three-year period of service at 33-1/3% per year.

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

The salary investment option grant program, if activated, would be available to executive officers and other highly compensated eligible employees. However, in October 2004, Congress enacted Internal Revenue Code Section 409A, which imposes difficult conditions on participants under the salary investment option grant program. For this reason, it is unlikely the Company will activate the salary investment option grant program.

The automatic option grant program is available to non-employee board members. Eligible individuals will automatically receive an option grant for 15,000 shares on the date of joining the board providing that they have not been previously employed by the Company. In addition, at the date of each annual meeting of stockholders, each non-employee board member will automatically be granted an option to purchase 5,000 shares of common stock, provided that the individual has served on the board for at least six months. All grants under the automatic option grant program vest immediately upon issuance. The exercise price per share shall be equal to 100% of the fair market value of the common stock on the date of grant.

The board may amend or modify the 1999 Plan at any time, subject to any required stockholder approval. The 1999 Plan will terminate at the earliest of (1) March 17, 2009, (2) the date on which all shares available for issuance under the 1999 Plan have been issued as fully-vested shares or (3) the termination of all outstanding options in connection with certain ownership changes.

ii) 1999 EMPLOYEE STOCK PURCHASE PLAN -- On March 18, 1999 and March 24, 1999, the Board of Directors and stockholders, respectively, approved the 1999 Employee Stock Purchase Plan (“ESPP”). The ESPP became effective upon the execution of the underwriting agreement and pricing of the common stock with respect to the Company’s initial public offering. The ESPP allows eligible employees, as specified in the ESPP, to purchase shares of common stock in semi-annual intervals through payroll deductions under this plan. The accumulated payroll deductions will be applied to the purchase of shares on the employee’s behalf at a price per share equal to 85% of the lower of (1) the fair market value of the Company’s common stock at the date of entry into the current offering period or (2) the fair market value on the purchase date. An initial reserve of 200,000 shares of common stock has been authorized for issuance under the ESPP. The Board of Directors may alter, suspend or discontinue the ESPP. However, certain amendments to the ESPP may require stockholder approval. There was no activity under the ESPP during fiscal years 2004, 2003 and 2002.

Total stock option compensation expense for fiscal 1998 and 1999 grants less forfeitures was recorded ratably over the vesting period of the respective options. The Company recorded $43,000 of compensation expense associated with these option grants for fiscal year 2002. These option grants were fully amortized as of December 29, 2002.

In October 2001, the Company granted common stock options for the purchase of 50,000 shares of common stock to a non-employee board member for consulting services. Total stock option compensation expense for the grant was being recorded ratably over the service period of the consulting agreement. The Company recorded $162,000 of compensation expense associated with this option grant during fiscal year 2002. This option grant was fully amortized as of December 29, 2002.

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

The Company adopted a non-employee deferred compensation plan on March 6, 2003. Under this plan, non-employee directors could defer fees into either a cash account or into discounted options under the Company's 1999 Stock Incentive Plan. Any deferrals into cash are credited to a cash account that will accrue earnings at an annual rate of 2% above the prime lending rate. At the time of election a participant must choose the dates on which the cash benefit will be distributed. In October 2004, Congress enacted Internal Revenue Code Section 409A governing deferred compensation. The Company operates the deferred compensation plan in accordance with Section 409A. Because Section 409A restricts the use of discounted stock options, the Company will evaluate the extent to which that portion of the deferred compensation plan will be implemented in the future.

The following is a summary of stock option activity for fiscal years 2002, 2003 and 2004:

			Weighted
	Shares		Average
	Options		Exercise
	Available	Options	Price Per
	for Grant	Outstanding	Share

Balance at December 31, 2001	247,054	1,327,334	$6.02
Authorized	567,684	—	$—
Granted	(580,979)	580,979	$6.88
Exercised	—	(127,328)	$2.98
Forfeited	416,930	(416,930)	$7.18
Balance at December 29, 2002	650,689	1,364,055	$6.31
Authorized	271,571	—	$—
Granted	(628,450)	628,450	$5.59
Exercised	—	(53,087)	$3.23
Forfeited	248,458	(248,458)	$5.93
Balance at December 28, 2003	542,268	1,690,960	$6.20
Authorized	279,193	—	$—
Granted	(500,720)	500,720	$10.84
Exercised	--	(201,004)	$5.59
Forfeited	219,142	(219,142)	$6.88
Balance at December 26, 2004	539,883	1,771,534	$7.45
Exercisable, December 29, 2002		623,192	$6.24
Exercisable, December 28, 2003		699,960	$6.47
Exercisable, December 26, 2004		748,546	$6.44

The pro forma compensation costs presented in Note 1 were determined using the weighted average fair values at the date of grant for options granted during 2004, 2003 and 2002 of $7.04, $3.69 and $4.45 per share, respectively. The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Fiscal Years
	2004	2003	2002

Expected dividend	None	None	None
Expected stock price volatility	63%	66%	66%
Risk-free interest rate	3.6%	3.3%	4.0%
Expected lives of options	5 years	5 years	5 years

The estimated fair value of options granted is subject to the assumptions made, and if the assumptions changed, the estimated fair value amounts could be significantly different.

The following table summarizes information as of December 26, 2004 concerning currently outstanding and exercisable options:

	Options Outstanding			Options Exercisable
		Weighted Average			Weighted
		Remaining			Average
	Number	Contractual Life	Weighted Average	Number	Exercise
Range of Exercise Prices	Outstanding	(Years)	Exercise Price	Exercisable	Price

$ 1.00 - $ 4.97	300,023	7.65	$4.38	170,959	$4.06
$ 5.00 - $ 6.50	782,933	8.12	$6.18	348,856	$6.19
$ 7.00 - $ 9.50	243,765	7.08	$8.24	182,858	$8.13
$10.00 - $11.50	173,113	8.54	$10.00	41,673	$10.00
$12.00 - $15.06	271,700	9.89	$12.18	4,200	$15.06
	1,771,534	8.21	$7.45	748,546	$6.44

9. RELATED PARTIES

The following is a listing of the Company’s related party transactions.

Craig Andrews, a Company director, previously was a partner in the law firm of Brobeck, Phleger & Harrison, LLP through February 2003, which served as the Company’s legal counsel for general corporate and other matters. The Company paid Brobeck, Phleger, & Harrison, LLP $0 in 2004, $36,382 in 2003, and $250,182 in 2002 for legal services. Mr. Andrews now serves as a shareholder in the law firm of Heller Ehrman, LLP. As of March 6, 2003, the Company approved Heller Ehrman, LLP to serve as its legal counsel for general corporate and other matters. During fiscal 2004 and 2003, the Company paid Heller Ehrman, LLP $226,360 and $105,908, respectively, for legal services.

In June 2002, the Company entered into a one-year consulting agreement with one of its directors, Jack Goodall. Under the consulting agreement, Mr. Goodall advised and consulted with the Company’s Chief Executive Officer on various issues including marketing review, real estate review and other strategic corporate initiatives as identified by the Company’s Board of Directors. In lieu of cash compensation, the Company granted Mr. Goodall an option to purchase up to 50,000 shares of its common stock pursuant to our 1999 Stock Incentive Plan. This option expired in 2004, and no shares were acquired by Mr. Goodall.

In March 2004 and April 2004, the Company entered into agreements with Rosewood Capital, LLP and Ralph Rubio, respectively, to extend the registration rights held by Rosewood and Mr. Rubio under an investor’s rights agreement entered into prior to the Company's initial public offering with respect to preferred stock purchased by Rosewood and Mr. Rubio. Under these agreements, the expiration date of the registration rights granted to Rosewood and Mr. Rubio was extended from May 2004 to May 2006. Further, as part of the extension agreements, Rosewood and Mr. Rubio agreed that they would not demand that the Company register its stock prior to February 1, 2005. Due to the relationship between Mr. Anderson, a company director, and Rosewood, Mr. Anderson sought, and the audit committee granted, a waiver of the Company's code of ethics regarding this transaction. Similarly, because Mr. Rubio was serving as the Company's Chief Executive Officer and a company director at the time of the transaction, he also sought, and the audit committee granted, a waiver of the Company's code of ethics regarding the transaction. The audit committee based its decisions on the fact that Rosewood and Mr. Rubio would have been forced to exercise their registration rights under the investor’s rights agreement before their expiration in May 2004 or lose the rights. This would have required the Company to file a registration statement on behalf of Rosewood and Mr. Rubio, which would have caused the Company to incur expenses in the preparation and maintenance of the registration statement and would have created a large overhang in the Company's trading market. Mr. Anderson did not vote on either the waiver or on the approval of the transaction with respect to the extension agreement entered into with Rosewood.

10. EARNINGS PER SHARE

A reconciliation of basic and diluted earnings per share in accordance with SFAS No. 128 is as follows (in thousands, except per share data):
	Fiscal Years
	2004	2003	2002

Numerator
Basic:
Net income (loss)	$3,040	$(2,425)	$2,579

Denominator
Basic:
Weighted average common shares outstanding	9,135	9,093	9,017
Diluted:
Effect of dilutive securities:
Common stock options	253	--	120
Total weighted average common and potential common shares outstanding	9,388	9,093	9,137
Income (loss) per share:
Basic	$0.33	$(0.27)	$0.29
Diluted	$0.32	$(0.27)	$0.28

For fiscal year 2003, common stock options of 1,690,960 were not included in the computation of diluted earnings per share as their impact would have been anti-dilutive.

11. SEGMENT INFORMATION

The Company owns and operates high-quality, affordable, fast-casual Mexican restaurants under the name “Rubio’s Fresh Mexican Grill”, with restaurants primarily in California, Arizona, Nevada, Colorado, Oregon and Utah. In accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information”, the Company currently considers its business to consist of one reportable operating segment.

12. RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS

In January 2005, the Company determined a restatement was necessary to correct errors in accounting for depreciation on leasehold improvements, tenant improvement allowances, and rent holidays for leased facilities. The Company historically depreciated its one building (owned subject to a ground lease), and all of its leasehold improvements over a period that included both the initial term of the lease and the option periods (or the useful life of the asset, if shorter). Concurrently, the Company used the initial lease term in determining whether each of its leases was an operating lease or a capital lease and in calculating its straight-line rent expense. The Company determined that its method of accounting for the term used in establishing the depreciation period, lease classification and straight-line rent was not in accordance with generally accepted accounting principles in the United States of America (“GAAP”). Accordingly, the Company corrected its accounting to reflect the same lease term for depreciating its one building (owned subject to a land lease) and all of its leasehold improvements, determining capital versus operating leases and calculating straight-line rent expense. For leases with renewal periods at the Company’s option, the Company now generally uses the original lease term, excluding renewal option periods to determine useful lives. If failure to exercise a renewal option imposes an economic penalty to the Company, management may determine at the inception of the lease that renewal is reasonably assured and include the renewal option period(s) in the determination of appropriate estimated useful lives. The Company’s policy now requires lease term consistency when calculating the depreciation period, in classifying the lease, and in computing straight-line rent expense. The correction of this accounting required the Company to record additional depreciation and amortization expense.

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

The Company historically recognized rent holiday periods on a straight-line basis over the lease term commencing with the store opening date. The store opening date coincided with the commencement of business operations, which corresponds to the intended use of the property. The Company has now determined that FASB Technical Bulletin No. 85-3, “Accounting for Operating Leases with Scheduled Rent Increases,” required that the lease term should commence on the date the Company takes possession of the leased space for construction purposes. The correction of this accounting required the Company to record additional rent in “Deferred rent and other liabilities” and to adjust “Accumulated deficit” on the consolidated balance sheets as well as to correct “Restaurant labor, occupancy and other” in the consolidated statements of operations for each of the two years in the period ended December 28, 2003.

As a result, the Company has restated its consolidated financial statements for each of the two years in the period ended December 28, 2003. The following is a summary of the significant effects of these changes on the Company’s consolidated financial statements (in thousands, except per share data):

As of and for the year ended December 28, 2003	As previously reported	Adjustments	As restated
Property, net	$35,195	$(2,847)	$32,348
Deferred income tax assets	3,341	2,539	5,880
Accrued expenses and other liabilities	6,735	529	7,264
Deferred income tax liabilities	76	178	254
Deferred rent and other liabilities	2,301	2,550	4,851
Total stockholders’ equity	38,715	(3,565)	35,150
Restaurant labor, occupancy and other	73,325	(499)	72,826
Depreciation and amortization	5,632	1,361	6,993
Pre-opening expenses	289	199	488
Asset impairment and store closure expense (reversal)	2,265	(194)	2,071
Loss on disposal/sale of property	230	3	233
Operating income (loss)	(3,118)	(870)	(3,988)
Income tax (expense) benefit	1,223	346	1,569
Net income (loss)	(1,901)	(524)	(2,425)
Net income (loss) per share - Basic	$(0.21)	$(0.06)	$(0.27)
Net income (loss) per share - Diluted	$(0.21)	$(0.06)	$(0.27)
Net cash provided by operating activities	8,802	137	8,939
Net cash used in investing activities	(10,084)	(137)	(10,221)

For the year ended December 29, 2002	As previously reported	Adjustments	As restated
Restaurant labor, occupancy and other	$67,553	$(733)	$66,820
Depreciation and amortization	5,184	1,341	6,525
Pre-opening expenses	155	122	277
Asset impairment and store closure expense (reversal)	(815)	4	(811)
Loss on disposal/sale of property	250	(2)	248
Operating income (loss)	5,031	(732)	4,299
Income tax (expense) benefit	(1,998)	292	(1,706)
Net income (loss)	3,019	(440)	2,579
Net income (loss) per share - Basic	$0.33	$(0.04)	$0.29
Net income (loss) per share - Diluted	$0.33	$(0.05)	$0.28
Net cash provided by operating activities	8,080	254	8,334
Net cash used in investing activities	(4,639)	(254)	(4,893)

13. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

As noted in Footnote 12, the Company has previously restated fiscal 2003 to correct certain errors related to lease accounting. The Company has also restated each of the first three quarters of fiscal 2004 related to these same issues.

The following is summarized unaudited quarterly financial data (in thousands, except per share data) for fiscal 2004 (reflecting the restatement impact for each quarter) and 2003:

	Fiscal 2004
	First Quarter (As previously reported)	First Quarter (As restated)	Second Quarter (As previously reported)	Second Quarter (As restated)	Third Quarter (As previously reported)	Third Quarter (As restated)	Fourth Quarter

Total revenue	$33,537	$33,537	$34,993	$34,993	$36,174	$36,174	$32,696
Operating income	$911	$666	$1,940	$1,702	$2,332	$2,113	$283
Net income	$572	$425	$1,190	$1,047	$1,427	$1,296	$272
Basic net income per share	$0.06	$0.05	$0.13	$0.11	$0.16	$0.14	$0.03
Diluted net income per share	$0.06	$0.05	$0.13	$0.11	$0.15	$0.14	$0.03

	Fiscal 2003
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Total revenue	$30,466	$31,449	$32,666	$30,409
Operating income (loss)	$(154)	$(5,289)	$1,130	$325
Net income (loss)	$(99)	$(3,169)	$663	$180
Basic net income (loss)per share	$(0.01)	$(0.35)	$0.07	$0.02
Diluted net income (loss) per share	$(0.01)	$(0.35)	$0.07	$0.02

Net income (loss) per share is computed independently for each of the quarters presented and therefore may not sum to the annual amount for the year.