Form 10-Q
period 2005-03-27
RUBIOS RESTAURANTS INC
filed 2005-05-06
CIK 1082423

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the quarterly period ended March 27, 2005

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

As of May 4, 2005 there were 9,369,280 shares of the Registrant's common stock, par value $0.001 per share, outstanding.

RUBIO’S RESTAURANTS, INC.

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
RUBIO’S RESTAURANTS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
	March 27, 2005	December 26, 2004
ASSETS	(unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$12,188	$7,315
Short-term investments	1,690	5,190
Other receivables	1,565	1,176
Inventory	1,894	1,537
Prepaid expenses	599	585
Deferred income taxes	497	885
Total current assets	18,433	16,688

PROPERTY, net	30,672	31,596
GOODWILL	193	193
LONG-TERM INVESTMENTS	3,546	3,553
OTHER ASSETS	395	405
DEFERRED INCOME TAXES, net	5,470	4,753

TOTAL	$58,709	$57,188

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$1,803	$2,337
Accrued expenses and other liabilities	11,132	9,305
Store closure reserve	92	114
Total current liabilities	13,027	11,756

STORE CLOSURE RESERVE	515	541
DEFERRED INCOME	296	367
DEFERRED RENT AND OTHER LIABILITIES	4,452	4,764
DEFERRED FRANCHISE REVENUE	20	20
Total liabilities	18,310	17,448

COMMITMENTS AND CONTINGENCIES (NOTE 4)

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.001 par value, 5,000,000 shares authorized, no shares issued or outstanding	--	--
Common stock, $0.001 par value, 35,000,000 shares authorized, 9,310,375 issued and outstanding in 2005, and 9,306,449 issued and outstanding in 2004	9	9
Paid-in capital	44,367	44,172
Accumulated other comprehensive income (loss), net	(10)	15
Accumulated deficit	(3,967)	(4,456)
Total stockholders’ equity	40,399	39,740

TOTAL	$58,709	$57,188

See notes to consolidated financial statements-unaudited.

RUBIO’S RESTAURANTS, INC.
CONSOLIDATED STATEMENTS OF INCOME - UNAUDITED
(In thousands, except per share data)

	13 Weeks Ended
	March 27, 2005	March 28, 2004 (As restated, see Note 6)
REVENUES:
Restaurant sales	$33,698	$33,503
Franchise and licensing revenues	59	34
TOTAL REVENUES	33,757	33,537

COSTS AND EXPENSES:
Cost of sales	9,110	9,152
Restaurant labor, occupancy and other	19,003	18,911
General and administrative expenses	2,942	2,903
Depreciation and amortization	1,935	1,818
Pre-opening expenses	49	94
Asset impairment and store closure reversal	--	(10)
Loss on disposal/sale of property	3	3
TOTAL COSTS AND EXPENSES	33,042	32,871
OPERATING INCOME	715	666

OTHER INCOME (EXPENSE):
Interest and investment income	82	42
INCOME BEFORE INCOME TAXES	797	708
INCOME TAX EXPENSE	308	283
NET INCOME	$489	$425

NET INCOME PER SHARE:
Basic and Diluted	$0.05	$0.05

SHARES USED IN CALCULATING NET INCOME PER SHARE:
Basic	9,311	9,105

Diluted	9,679	9,185

See notes to consolidated financial statements-unaudited.

RUBIO’S RESTAURANTS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED
(In thousands)

	13 Weeks Ended
	March 27, 2005	March 28, 2004 (As restated, see Note 6)
OPERATING ACTIVITIES:
Net income	$489	$425
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,935	1,818
Asset impairment and store closure reversal	--	(10)
Loss on disposal/sale of property	3	3
Changes in assets and liabilities:
Other receivables	(389)	90
Inventory	(357)	286
Prepaid expenses	(14)	(108)
Deferred income taxes	(313)	283
Other assets	10	(25)
Accounts payable	(534)	(1,800)
Accrued expenses and other liabilities	1,584	2,278
Store closure reserve	(48)	(67)
Deferred income	66	56
Deferred rent	(181)	50
Cash provided by operating activities	2,251	3,279

INVESTING ACTIVITIES:
Purchases of property	(1,014)	(1,280)
Purchases of investments	(34)	(3,900)
Sales and maturities of investments	3,500	--
Cash provided by (used in) investing activities	2,452	(5,180)

FINANCING ACTIVITIES:
Proceeds from exercise of common stock options	170	11
Cash provided by financing activities	170	11

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	4,873	(1,890)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	7,315	6,483
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$12,188	$4,593

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for income taxes	$2	$--

See notes to consolidated financial statements-unaudited.

RUBIO’S RESTAURANTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial information has been prepared by Rubio’s Restaurants, Inc. and its wholly-owned subsidiary, Rubio’s Restaurants of Nevada, Inc. (collectively, the “Company”) without audit and reflects all adjustments, consisting of normal and recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations for the interim periods. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and in accordance with the regulations of the Securities and Exchange Commission (“SEC”). Accordingly, certain information and note disclosures normally included in complete financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such SEC rules and regulations. These unaudited consolidated financial statements and related notes should be read in conjunction with the consolidated financial statements and related notes for the fiscal year ended December 26, 2004 included in the Company’s annual report on Form 10-K and the review of our more critical accounting policies identified under the caption “Critical Accounting Policies” in that report. Results for the interim periods presented in this report are not necessarily indicative of results which may be reported for any other interim period or for the entire fiscal year. Certain amounts in the prior year consolidated financial statements have been restated as more fully described in Note 6.

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 123R, “Share-Based Payment.” SFAS No. 123R revises SFAS No. 123, “Accounting for Stock-Based Compensation” and generally requires the cost associated with employee services received in exchange for an award of equity instruments be measured based on the grant-date fair value of the award and recognized in the financial statements over the period during which employees are required to provide service in exchange for the award. SFAS No. 123R also provides guidance on how to determine the grant-date fair value for awards of equity instruments as well as alternative methods of adopting its requirements. SFAS No. 123R is effective for the beginning of the first interim or annual reporting period after December 15, 2005. As disclosed below, based on the current assumptions and calculations used, had the Company recognized compensation expense based on the fair value of awards of equity instruments, net earnings would have been reduced by approximately $0.4 million for the 13 weeks ended March 27, 2005, and $0.3 million for the 13 weeks ended March 28, 2004.

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

The following table summarizes the impact on the Company’s net income had compensation cost been determined based upon the fair value at the grant date for awards under the stock option plans consistent with the methodology prescribed under SFAS No. 123 (in thousands, except per share data):

	13 Weeks Ended
	March 27, 2005	March 28, 2004

Net income as reported	$489	$425
Stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(448)	(267)
Pro forma net income	$41	$158

Net income per share:

Basic and Diluted - as reported	$0.05	$0.05
Basic and Diluted - pro forma	$0.00	$0.02

RUBIO’S RESTAURANTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

The pro forma compensation costs were determined using the weighted average fair values at the date of grant for options granted during the 13 weeks ended March 27, 2005 and March 28, 2004 of $7.19 and $3.70 per share, respectively. The fair value of each option granted was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	13 Weeks Ended
	March 27, 2005	March 28, 2004

Expected dividend yield	None	None
Expected stock price volatility	62%	65%
Risk-free interest rate	4.0%	3.1%
Expected lives of options	5 years	5 years

The pro forma effects on net income for the 13 weeks ended March 27, 2005 and March 28, 2004 are not likely to be representative of the effects on reported net income or loss in future quarters or years. In management’s opinion, existing stock option valuation models do not provide a reliable single measure of the fair value of employee stock options that have vesting provisions and are not transferable. In addition, option valuation models require the input of highly subjective assumptions, including expected stock price volatility. Changes in such subjective input assumptions can materially affect the fair value estimate of employee stock options.

2.    BALANCE SHEET DETAILS

Balance Sheet details as of March 27, 2005 and December 26, 2004, respectively (in thousands) are as follows:

	March 27, 2005	December 26, 2004
OTHER RECEIVABLES:
Tenant improvement receivables	$68	$75
Beverage usage receivables	222	212
Interest receivable	29	71
Credit card receivables	685	502
Other receivables	561	316
Total	$1,565	$1,176

INVESTMENTS:
Certificates of deposit	$1,690	$5,190
Municipal bonds	3,546	3,553
	5,236	8,743
Less: Short-term investments	(1,690)	(5,190)
Long-term investments	$3,546	$3,553

PROPERTY - Net:
Building and leasehold improvements	$37,999	$36,315
Equipment and furniture	31,112	30,958
Construction in process and related costs	2,829	2,277
	71,940	69,550
Less: Accumulated depreciation and amortization	(41,268)	(37,954)
Total	$30,672	$31,596

RUBIO’S RESTAURANTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

ACCRUED EXPENSES AND OTHER LIABILITIES:
Compensation	$3,087	$2,102
Workers’ compensation	2,753	2,692
Sales taxes	1,069	989
Vacation pay	598	569
Advertising	675	553
Federal and state income taxes	594	--
Franchise repurchase	440	440
Gift certificates	382	663
Occupancy	735	730
Other	799	567
Total	$11,132	$9,305

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

The changes in the store closure reserve during the 13 weeks ended March 28, 2004 and March 27, 2005 were as follows (in thousands):

	Reserve Balance at December 28, 2003	Store Closure Expense	Store Closure Reversal	Usage	Reserve Balance at March 28, 2004

Reserve for stores closed in 2001	$454	$--	$(21)	$(18)	$415
Reserve for stores closed in 2002 and 2003	423	11	--	(49)	385
Total store closure reserve	877	$11	$(21)	$(67)	800
Less: current portion	(230)				(192)
Non-current	$647				$608

	Reserve Balance at December 26, 2004	Store Closure Expense	Store Closure Reversal	Usage	Reserve Balance at March 27, 2005

Reserve for stores closed in 2001	$338	$--	$--	$(17)	$321
Reserve for stores closed in 2002 and 2003	317	--	--	(31)	286
Total store closure reserve	655	$--	$--	$(48)	607
Less: current portion	(114)				(92)
Non-current	$541				$515

RUBIO’S RESTAURANTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

During the 13 weeks ended March 28, 2004, the store closure reserve was increased $11,000 to reflect additional expenses incurred to find a suitable sublessee, and decreased $21,000 to reflect additional sublease income received.

4.    COMMITMENTS AND CONTINGENCIES

Litigation

As previously disclosed in the Company’s filings with the SEC, on June 28, 2001, a class action complaint was filed against the Company in Orange County, California Superior Court by a former employee, who worked in the position of general manager. A second similar class action complaint was filed in Orange County, California Superior Court on December 21, 2001, on behalf of another former employee who worked in the positions of general manager and assistant manager. On May 16, 2002, these two cases were consolidated into one action. These cases currently involve the issue of whether employees and former employees in the general and assistant manager positions who worked in the California units during specified time periods were misclassified as exempt and deprived of overtime pay. In addition to unpaid overtime, the claimants in these cases seek to recover waiting time penalties, interest, attorneys’ fees and other types of relief.

The Company believes these cases are without merit and intends to vigorously defend against the related claims. These cases are in the discovery stages, and the status of the class action certification is yet to be determined for either case. The Company is presently unable to predict the probable outcome of this matter or the amounts of any potential damages at issue. An unfavorable outcome in this matter or a significant settlement could have a material impact on the Company’s financial position and results of operations.

The Company is not aware of any other litigation that could have a material adverse effect on its results of operations, financial position or business.

5.    NET INCOME PER SHARE

A reconciliation of basic and diluted income per share in accordance with SFAS No. 128, “Earnings Per Share,” is as follows (in thousands, except per share data):

	13 Weeks Ended
	March 27, 2005	March 28, 2004
Numerator
Net income	$489	$425

Denominator
Basic:
Weighted average common shares outstanding	9,311	9,105
Diluted:
Effect of dilutive securities:
Common stock options	368	80
Total weighted average common and potential common shares outstanding	9,679	9,185

Net income per share:
Basic and Diluted	$0.05	$0.05

For the 13 weeks ended March 27, 2005 and March 28, 2004, common stock options of 339,612 and 1,122,907, respectively, were not included in the computation of diluted earnings per share as their impact would have been anti-dilutive.

RUBIO’S RESTAURANTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

6.    RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS

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

The Company historically recognized rent holiday periods on a straight-line basis over the lease term commencing with the store opening date. The store opening date coincided with the commencement of business operations, which corresponds to the intended use of the property. The Company has now determined that FASB Technical Bulletin No. 85-3, “Accounting for Operating Leases with Scheduled Rent Increases,” requires that the lease term should commence on the date the Company takes possession of the leased space for construction purposes. The correction of this accounting required the Company to record additional rent in “Deferred rent and other liabilities” and to adjust “Accumulated deficit” on the consolidated balance sheets as well as to correct “Restaurant labor, occupancy and other” in the consolidated statements of operations.

As a result, the Company has restated its consolidated financial statements for the quarter ended March 28, 2004. The following is a summary of the significant effects of these changes on the Company’s consolidated financial statements (in thousands, except per share data):

For the quarter ended March 28, 2004	As previously reported	Adjustments	As restated
Restaurant labor, occupancy and other	$ 19,039	$ (128)	$ 18,911
Depreciation and amortization	1,486	332	1,818
Pre-opening expenses	53	41	94
Operating income	911	(245)	666
Income tax expense	381	(98)	283
Net income	572	(147)	425
Net income per share - Basic	$ 0.06	$ (0.01)	$ 0.05
Net income per share - Diluted	$ 0.06	$ (0.01)	$ 0.05
Cash provided by operating activities	3,204	(75)	3,279
Cash used in investing activities	(5,105)	75	(5,180)

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We opened our first restaurant under the name “Rubio’s, Home of the Fish Taco” in 1983, and have since grown to 152 restaurants, including 147 Company-operated and 5 franchise locations. We position our restaurants in the high-quality, fresh, distinctive, affordable fast-casual Fresh Mexican Grill food segment of the restaurant industry. Our business strategy is to become the leading brand in this industry segment.

Although record-setting rainfall in our core markets had a significant impact on our sales, we achieved revenues of approximately $33.8 million, our highest first quarter revenues to date, during the first quarter of 2005. We were able to achieve operating results comparable to those in our first quarter of 2004 primarily by controlling costs during the first quarter of 2005. Our comparable store sales declined 1% compared to last year, because we rolled over 2004’s first quarter comparable store sales of 4%, which was our best comparable store sales performance since 1999. Our average unit volume for the 12 months ended March 27, 2005 was approximately $939,000, and our restaurant operating cash flow margins during the first quarter of 2005 were 16.6%, an increase of 0.4% compared to the same quarter last year.

Our “Fresh and Affordable Menu,” which was expanded in February 2005 to include five Taco Meal Deals for under $5 and six Burrito Meal Deals, each complete with a drink, as well as a new line of craveable Street Burritos and expanded Pesky Kid’s Meals, continues to enhance our overall financial performance. The new menu allows guests to mix and match char-grilled all white meat chicken, char-grilled carne asada, slow-roasted carnitas, or one of our World Famous Fish Tacos in many combinations, and produced an increase in average check size during the first quarter of 2005. We believe that this menu, which focuses on high quality, fresh ingredients, and an increasing variety of craveable, distinctive products all at everyday affordable prices, will continue to drive demand for our offerings.

We have increased our estimate of new store openings in 2005 from four to eight new locations. We also have initiated a multi-year re-image program for our existing restaurants in order to update our look to better reflect our comfortable, fun, casual, Baja-inspired and distinctive Rubio’s concept.

Results of Operations

All comparisons in the following section refer to the 13-week period ended March 27, 2005 and the 13-week period ended March 28, 2004 (as restated), unless otherwise indicated.

The following table sets forth our operating results, expressed as a percentage of total revenues, with respect to certain items included in our statements of income.

	13 Weeks Ended
	March 27, 2005	March 28, 2004 (as restated)
Total revenues	100.0%	100.0%
Costs and expenses:
Cost of sales (1)	27.0	27.3
Restaurant labor, occupancy and other (1)	56.4	56.4
General and administrative expenses	8.7	8.7
Depreciation and amortization	5.7	5.4
Pre-opening expenses	0.1	0.3
Operating income	2.1	2.0
Other income (expense), net	0.2	0.1
Income before income taxes	2.4	2.1
Income tax expense	0.9	0.8
Net income	1.4%	1.3%

(1) As a percentage of restaurant sales

The following table summarizes the number of restaurants:

	March 27, 2005	March 28, 2004
Company-operated	147	145
Franchised	5	5
Total	152	150

Revenues

The increase in revenues in the first quarter of 2005 was primarily the result of two factors: first, the one new store opening in 2005 contributed sales of $0.2 million; and second, stores opened before 2005 but not yet in our comparable store base contributed sales of $0.5 million. The year-to-date increase was slightly offset by a decrease in comparable store sales of $0.3 million, or a decrease of 1.0%, combined with a decrease of $0.2 million in sales from the one store that closed in the fourth quarter of 2004. The first quarter comparable store sales decrease was primarily due to a decrease in transactions of 2.0%, offset by an increase in average check size of 1.0%. The decrease in transactions was primarily due to the abnormally bad weather in Southern California during the first quarter of 2005.

Costs and Expenses

Cost of sales as a percentage of restaurant sales decreased to 27.0% in the first quarter of 2005, compared to 27.3% in the first quarter of 2004. This percentage decrease in cost of sales is a direct result of our “Fresh and Affordable” menu, which was first introduced in June 2004, and has enabled us to reduce our cost of sales by shifting the mix of our products sold to more profitable items.

Restaurant labor, occupancy and other costs as a percentage of restaurant sales remained steady at 56.4% for the first quarters of both 2005 and 2004. Workers’ compensation expenses decreased in the first quarter of 2005 as compared with the first quarter of 2004 due to our continued company-wide focus on preventing accidents. In addition, we were able to decrease a portion of our operating supplies expense by sourcing a new vendor, who was fully integrated into our stores by December 2004. These reductions, however, were offset by increases in credit card fees and utilities.

General and administrative expenses remained constant at $2.9 million and 8.7% of revenues in the first quarters of both 2005 and 2004. Though we experienced increased legal and professional expenses in the first quarter of 2005 as compared with 2004 related to our restatement and costs incurred to comply with the Sarbanes-Oxley Act of 2002, we were able to offset most of these increases with a decrease in executive recruiting costs.

Depreciation and amortization increased slightly to $1.9 million in the first quarter of 2005, compared to $1.8 million in the first quarter of 2004. This increase was primarily due to the additional depreciation on the three new units opened since March 28, 2004, combined with the two new units that replaced existing units with expiring leases during this same period. These increases were partially offset by reductions in depreciation expense due to the closure of one store during the fourth quarter of 2004.

Pre-opening expenses decreased to $49,000 in the first quarter of 2005, compared to $94,000 in the first quarter of 2004, as a result of only one new store opening in the first quarter of 2005, compared to two during the same period in 2004. Our 2005 pre-opening expenses are slightly higher than 2004 on a per unit basis because the one store opened in 2005 was located further away from our home base, causing our training team to incur higher travel costs.

Asset impairment and store closure expense (reversal), net was zero for 2005, compared with a reversal of $10,000, net, in 2004. The $10,000 reversal in 2004 was the net effect of an $11,000 increase to reflect additional expenses incurred to find a suitable sublessee, combined with a $21,000 reversal to reflect additional sublease income received.

Other income (expense), net increased to income of $82,000 in 2005, compared to income of $42,000 in 2004. Interest income increased in 2005 as our interest-bearing cash and investments rose from an average $10.8 million in 2004 to an average of $16.7 million in 2005.

The income tax provisions reflect the projected annual tax rates of 38.6% in 2005 and 40% in 2004. In the first quarter of 2005, we reduced our fiscal 2005 projected annual rate due to our tax planning initiatives. The final 2005 annual tax rate cannot be determined until the end of the fiscal year; therefore, the actual rate could differ from our current estimates.

Inflation

Components of our operations subject to inflation include food, beverage, lease, utility, labor and insurance costs. Substantial increases in costs and expenses, particularly food, supplies, labor, and operating expenses could have a significant impact on our operating results to the extent that such increases cannot be passed along to our guests. Our leases require us to pay taxes, maintenance, repairs, insurance and utilities, all of which are subject to inflationary increases. We believe inflation with respect to utility expense has had a material impact on our results of operations in the first quarters of 2005 and 2004.

Liquidity and Capital Resources

Since our initial public offering in 1999, we have funded our capital requirements through bank debt and cash flows from operations. We generated $2.3 million in cash flows from operating activities for the 13 weeks ended March 27, 2005, and $3.3 million for the 13 weeks ended March 28, 2004.

Net cash provided by investing activities was $2.5 million for the 13 weeks ended March 27, 2005 compared to net cash used in investing activities of $5.2 million for the 13 weeks ended March 28, 2004. Net cash provided by investing activities for the 13 weeks ended March 27, 2005 included $1.0 million in capital expenditures and $3.5 million in net investment activities. Net cash used in investing activities for the 13 weeks ended March 28, 2004 consisted of $1.3 million in capital expenditures and $3.9 million in purchases of investments.

Net cash provided by financing activities was $170,000 for the 13 weeks ended March 27, 2005 compared to net cash provided of $11,000 for the 13 weeks ended March 28, 2004. Financing activities in both periods consisted of proceeds from the exercise of common stock options.

On October 29, 2003, we obtained a letter of credit in the amount of $2 million related to our workers’ compensation policy that matured in October 2004. The letter of credit is subject to automatic extension one year from the expiration date and thereafter, unless notification is made prior to the expiration date. On December 8, 2004, this letter of credit was increased to $2.9 million related to the workers’ compensation insurance policy that matures in October 2005. We were also required, under the terms of both letters of credit, to pledge collateral consisting of municipal bonds of $2.2 million in 2003 and $3.5 million in 2004 and 2005, which is included in long term investments on our balance sheet.

Our funds were principally used for the development and opening of new units. We incurred $1.0 million in capital expenditures during the 13 weeks ended March 27, 2005, of which $0.2 million was for newly opened units, $0.5 million for routine capital expenditures at our existing locations, and $0.3 million for corporate and information technology expenditures.

We currently expect total capital expenditures in 2005 to be approximately $6 million to $8 million for restaurant openings, remodels, re-images, maintenance, and for corporate and information technology. We currently expect to incur costs of between $475,000 and $525,000 per unit, excluding pre-opening expenses, in connection with the opening of future restaurant units. Some units may exceed this range due to the area in which they are built and the specific requirements of the project. Pre-opening expenses are expected to average between $40,000 and $50,000 per restaurant, including approximately $20,000 to $30,000 in non-cash rent holiday expenses.

We believe that the anticipated cash flow from operations combined with our cash and short-term investments balance of $13.9 million as of March 27, 2005 will be sufficient to satisfy our working capital and capital expenditure requirements for the foreseeable future. Changes in our operating plans, changes in our expansion plans, lower than anticipated sales, increased expenses, potential acquisitions or other events may cause us to seek financing sooner than anticipated. Financing may not be available on acceptable terms, or at all. Failure to obtain financing as needed could have a material adverse effect on our business and results of operations.

Contractual Obligations and Commitments

The following represents a comprehensive list of our contractual obligations and commitments as of March 27, 2005:

	Total	2005	2006	2007	2008	2009	Thereafter
	(in thousands)
Company-operated retail locations and other operating leases	$61,064	$11,565	$10,883	$10,177	$9,364	$7,623	$11,452
Franchise-operated retail locations operating leases	816	290	288	149	89	--	--

	$61,880	$11,855	$11,171	$10,326	$9,453	$7,623	$11,452

We lease restaurant space, office facilities and other real property under operating leases expiring through 2016. We have leased all of our facilities, except for one building, to minimize the cash investment associated with each unit. Most of our leases are for 10-year terms and include options to extend the terms. The majority of our leases also include fixed rate and percentage-of-sales rent provisions, and most require us to pay a proportionate share of real estate taxes, insurance, common area, and other operating costs. In addition, we are on the master leases for 4 franchise locations. These 4 locations were previously Company-operated before they were sold to a franchisee. Once they were sold to the franchisee, subleases were executed, and the franchisee began to pay rent directly to the landlords. If the franchisee defaults on any one or more of the subleases, we would be responsible for the rent for the balance of the lease term, which is estimated to be approximately $0.8 million at March 27, 2005. This amount does not take into consideration any mitigating measures that we could take to reduce this exposure in the event of default, including re-leasing the locations, or terminating the master lease by negotiating a lump-sum payment to the landlord.

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

Management evaluates these estimates and assumptions, which include those relating to impairment of assets, restructuring charges, contingencies and litigation, on an ongoing basis. Our estimates and assumptions have been prepared on the basis of the most current available information, and actual results could differ from these estimates under different assumptions and conditions.

We have several critical accounting policies, which were discussed in our 2004 Annual Report on Form 10-K, that are both important to the portrayal of our financial condition and results of operations and require management’s most difficult, subjective and complex judgments. Typically, the circumstances that make these judgments complex and difficult have to do with making estimates about the effect of matters that are inherently uncertain. During the 13 weeks ended March 27, 2005, we have not adopted any new accounting policies that are considered critical accounting policies nor have there been any significant changes related to our critical accounting policies that would have a material impact on our consolidated financial position, results of operations, cash flows or our ability to conduct business.

Cautionary Statements Regarding Forward-Looking Statements

This quarterly report on Form 10-Q contains projections, estimates and other forward-looking statements that involve a number of risks and uncertainties, including without limitation, those discussed below. Statements regarding our effective tax rate, expectations regarding any liability that may result from claims and actions filed against us, estimated and future costs, expenses, same-store sales and other revenues, our growth strategy, our anticipated capital expenditures relating to new restaurants and refurbishment of existing facilities, our future financial performance, sources of liquidity, uses of cash and sufficiency of our cash flows are forward-looking statements. Forward-looking statements are generally identifiable by the use of the words “anticipate,” “assume,” “believe,” “estimate,” “seek,” “expect,” “intend,” “plan,” “project,” “may,” “will,” “would,” and similar expressions. Forward-looking statements are based on management’s current plans and assumptions and are subject to known and unknown risks and uncertainties, which may cause actual results to differ materially from expectations.

Foreseeable risks and uncertainties are described in detail under the caption “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 26, 2004 and in other reports that we file with the Securities and Exchange Commission, and such risk factors are incorporated herein by reference. We assume no obligation and do not intend to update these forward-looking statements, except to the extent as may be required by applicable law.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our market risk exposures are related to our cash, cash equivalents and investments. We invest our excess cash in highly liquid short-term investments primarily with maturities of less than one year. The portfolio consists primarily of certificates of deposit. These investments are not held for trading or other speculative purposes. Changes in interest rates affect the investment income we earn on our investments and, therefore, impact our cash flows and results of operations. Due to the types of investment and debt instruments we hold, a 10% change in period-end interest rates or a hypothetical 100 basis point adverse move in interest rates would not have a significant negative effect on our results of operations.

Many of the food products purchased by us are affected by changes in weather, production, availability, seasonality and other factors outside our control. In an effort to control some of this risk, we have entered into some fixed price purchase commitments with terms of less than a year. We do not believe that these purchase commitments are material to our operations as a whole. In addition, we believe that almost all of our food and supplies are available from several sources, which helps us control market risks.

Item 4. CONTROLS AND PROCEDURES

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”) as of the end of the period covered by this report. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer also conducted an evaluation of our internal control over financial reporting to determine whether any changes occurred during the first quarter of fiscal 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. As described in further detail under Item 9A - “Controls and Procedures” in our Annual Report on Form 10-K for the fiscal year ended December 26, 2004, which is incorporated herein by reference, the Audit Committee of our Board of Directors determined in January 2005 that certain of our historical financial statements should be restated to correct certain errors related to accounting for leases, and subsequent to December 26, 2004, we have changed our accounting policies for leases to conform to accounting principles generally accepted in the United States of America. We believe that these and other changes, as more fully described in the Form 10-K noted above and as reported in our Current Report on Form 8-K dated January 19, 2005 and amended on March 16, 2005, have remediated the material weakness in internal control over financial reporting described in the Form 10-K.

PART II - OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

See Note 4 to our interim consolidated financial statements appearing elsewhere in this report.

Item 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

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

RUBIO'S RESTAURANTS, INC.

Date: May 6, 2005	By:	/s/ John Fuller
John Fuller
Chief Financial Officer (Principal Financial and Accounting Officer)