Form 10-Q/A
period 2004-06-27
RUBIOS RESTAURANTS INC
filed 2005-06-22
CIK 1082423

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A
(Amendment No. 1)
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
Yes ☐ No ☒

As of August 9, 2004 there were 9,112,760 shares of the Registrant's common stock, par value $0.001 per share, outstanding.

EXPLANATORY NOTE

This amendment to the Rubio's Restaurants, Inc. (the “Company”) Quarterly Report on Form 10-Q/A for the quarterly period ended June 27, 2004 is being filed in order to restate the consolidated financial statements for the thirteen and twenty six weeks ended June 27, 2004 and June 29, 2003, filed with the Securities and Exchange Commission on August 10, 2004. The restated consolidated financial statements reflect changes made to correct errors in accounting for depreciation of leasehold improvements, tenant improvement allowances, and rent holidays for leased facilities in accordance with accounting principles generally accepted in the United States of America. Additional information on this restatement can be found here in Note 2 to the Company’s consolidated financial statements, as well as in Form 10-K/A, filed with the Securities and Exchange Commission on April 6, 2004, which restated the consolidated financial statements for fiscal 2003, 2002, and 2001 originally filed with the Securities and Exchange Commission on March 24, 2004.

Generally, no attempt has been made in this Form 10-Q/A to modify or update other disclosures presented in the original report on Form 10-Q, except as required to reflect the effects of the restatement. The Form 10-Q/A generally does not reflect events occurring after the filing of the Form 10-Q or modify or update those disclosures, including the exhibits to the Form 10-Q affected by subsequent events. Information not affected by the restatement is unchanged and reflects the disclosures made at the time of the original filing of the Form 10-Q on August 10, 2004. Accordingly, this Form 10-Q/A should be read in conjunction with our filings made with the SEC subsequent to the filing of the original Form 10-Q, including any amendments to those filings.

RUBIO’S RESTAURANTS, INC.

EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1
EXHIBIT 32.2

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
RUBIO’S RESTAURANTS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	June 27, 2004 (as restated)	December 28, 2003
ASSETS	(unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$4,664	$6,483
Short-term investments	4,994	1,097
Other receivables	1,117	1,363
Inventory	1,404	1,836
Prepaid expenses	1,252	530
Total current assets	13,431	11,309

PROPERTY - Net	32,117	32,348
GOODWILL	193	193
LONG-TERM INVESTMENTS	2,219	2,247
OTHER ASSETS	343	329
DEFERRED INCOME TAXES	4,900	5,880

TOTAL	$53,203	$52,306

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$1,434	$3,463
Accrued expenses and other liabilities	8,772	7,264
Store closure reserve	168	230
Deferred income taxes	193	254
Total current liabilities	10,567	11,211

STORE CLOSURE RESERVE	568	647
DEFERRED INCOME	445	427
DEFERRED RENT AND OTHER LIABILITIES	4,993	4,851
DEFERRED FRANCHISE REVENUE	20	20
Total liabilities	16,593	17,156

COMMITMENTS AND CONTINGENCIES (NOTE 5)

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.001 par value, 5,000,000 shares authorized, no shares issued or outstanding	--	--
Common stock, $0.001 par value, 75,000,000 shares authorized, 9,110,545 issued and outstanding in 2004, and 9,105,445 issued and outstanding in 2003	9	9
Paid-in capital	42,659	42,640
Accumulated other comprehensive loss	(34)	(3)
Accumulated deficit	(6,024)	(7,496)
Total stockholders’ equity	36,610	35,150

TOTAL	$53,203	$52,306

See notes to consolidated financial statements-unaudited.

RUBIO’S RESTAURANTS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED
(In thousands, except per share data)

	13 Weeks Ended		26 Weeks Ended
	June 27, 2004 (as restated)	June 29, 2003 (as restated)	June 27, 2004 (as restated)	June 29, 2003 (as restated)
REVENUE:
Restaurant sales	$34,934	$31,403	$68,436	$61,808
Franchise and licensing revenue	59	46	93	107
TOTAL REVENUE	34,993	31,449	68,529	61,915

COSTS AND EXPENSES:
Cost of sales	9,622	9,518	18,774	18,499
Restaurant labor, occupancy and other	18,960	19,687	37,871	37,124
General and administrative expenses	2,779	3,081	5,682	5,504
Depreciation and amortization	1,797	1,755	3,615	3,484
Pre-opening expenses	83	57	177	141
Asset impairment and store closure expense (reversal)	--	2,433	(10)	2,433
Loss on disposal/sale of property	50	207	53	173
TOTAL COSTS AND EXPENSES	33,291	36,738	66,162	67,358
OPERATING INCOME (LOSS)	1,702	(5,289)	2,367	(5,443)

OTHER INCOME (EXPENSE):
Interest and investment income	43	30	86	50
Interest expense	--	(24)	--	(54)
OTHER INCOME (EXPENSE) - NET	43	6	86	(4)
INCOME (LOSS) BEFORE INCOME TAXES	1,745	(5,283)	2,453	(5,447)
INCOME TAX (EXPENSE) BENEFIT	(698)	2,114	(981)	2,179
NET INCOME (LOSS)	$1,047	$(3,169)	$1,472	$(3,268)

NET INCOME (LOSS) PER SHARE:
Basic	$0.11	$(0.35)	$0.16	$(0.36)

Diluted	$0.11	$(0.35)	$0.16	$(0.36)

SHARES USED IN CALCULATING NET INCOME (LOSS) PER SHARE:
Basic	9,109	9,092	9,107	9,081

Diluted	9,296	9,092	9,231	9,081

See notes to consolidated financial statements-unaudited.

RUBIO’S RESTAURANTS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED
(In thousands)

	26 Weeks Ended
	June 27, 2004 (as restated)	June 29, 2003 (as restated)
OPERATING ACTIVITIES:
Net income (loss)	$1,472	$(3,268)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	3,615	3,484
Deferred compensation	--	75
Asset impairment and store closure expense (reversal)	(10)	2,433
Loss on disposal/sale of property	53	173
Changes in assets and liabilities:
Other receivables	246	99
Inventory	432	145
Prepaid expenses	(722)	63
Other assets	(14)	(10)
Deferred income taxes	919	(2,111)
Accounts payable	(2,029)	(151)
Accrued expenses and other liabilities	1,508	1,754
Store closure reserve	(131)	(291)
Deferred income	18	440
Deferred rent and other liabilities	142	(194)
Deferred franchise revenue	--	(11)
Cash provided by operating activities	5,499	2,630

INVESTING ACTIVITIES:
Purchases of property	(3,437)	(3,487)
Proceeds from sale of property	--	51
Purchases of investments	(3,900)	(2,573)
Sales and maturities of investments	--	1,017
Cash used in investing activities	(7,337)	(4,992)

FINANCING ACTIVITIES:
Repayment of line of credit borrowing	--	(1,000)
Proceeds from exercise of common stock options, net of tax	19	167
Cash provided by (used in) financing activities	19	(833)

DECREASE IN CASH AND CASH EQUIVALENTS	(1,819)	(3,195)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	6,483	8,578
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$4,664	$5,383

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$--	$24
Cash (paid) received for income taxes, net	$(706)	$10

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

The following table summarizes the impact on the Company’s net income (loss) had compensation cost been determined based upon the fair value at the grant date for awards under the stock option plans consistent with the methodology prescribed under SFAS No. 123 (in thousands, except per share data):

	13 Weeks Ended		26 Weeks Ended
	June 27, 2004 (as restated)	June 29, 2003 (as restated)	June 27, 2004 (as restated)	June 29, 2003 (as restated)

Net income (loss) as reported	$1,047	$(3,169)	$1,472	$(3,268)
Deduct: Stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	231	179	497	280
Pro forma net income (loss)	$816	$(3,348)	$975	$(3,548)

Net income (loss) per share:
Basic - as reported	$0.11	$(0.35)	$0.16	$(0.36)
Basic - pro forma	$0.09	$(0.37)	$0.11	$(0.39)
Diluted - as reported	$0.11	$(0.35)	$0.16	$(0.36)
Diluted - pro forma	$0.09	$(0.37)	$0.11	$(0.39)

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

2.    RESTATEMENT OF FINANCIAL STATEMENTS

This note should be read in conjunction with Note 2, “Restatement of Financial Statements” under Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K/A for the fiscal year ended December 28, 2003.

In January 2005, subsequent to the issuance of the consolidated financial statements, the Company determined a restatement was necessary to correct errors in accounting for depreciation on leasehold improvements, tenant improvement allowances, and rent holidays for leased facilities. As a result, the Company has restated its consolidated financial statements for each of the three years in the three year period ended December 28, 2003, and for the first quarter of 2004.

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

RUBIO’S RESTAURANTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

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

The consolidated financial statements included in this Form 10-Q/A have been restated to reflect the adjustments described above. The following is a summary of the significant effects of these changes on the Company’s consolidated financial statements (in thousands, except per share data). The impact of the restatement on our consolidated balance sheet as of December 28, 2003 is presented in our Annual Report on Form 10-K/A for the fiscal year ended December 28, 2003. The Company has not presented a summary of the impact on its consolidated statements of cash flows for any of the quarterly periods included in this report because the net impact for each such quarterly period is zero.

As of and for the thirteen weeks ended June 27, 2004	As previously reported	Adjustments	As restated
Property, net	$35,406	$(3,289)	$32,117
Deferred income tax assets	2,154	2,746	4,900
Accrued expenses and other liabilities	8,243	529	8,772
Deferred income tax liabilities	1	192	193
Deferred rent and other liabilities	2,403	2,590	4,993
Total stockholders’ equity	40,464	(3,854)	36,610
Restaurant labor, occupancy and other	19,091	(131)	18,960
Depreciation and amortization	1,465	332	1,797
Pre-opening expenses	21	62	83
Loss on disposal/sale of property	75	(25)	50
Operating income	1,940	(238)	1,702
Income tax expense	793	(95)	698
Net income	1,190	(143)	1,047
Net income per share - Basic	$0.13	$(0.02)	$0.11
Net income per share - Diluted	$0.13	$(0.02)	$0.11

For the thirteen weeks ended June 29, 2003	As previously reported	Adjustments	As restated
Restaurant labor, occupancy and other	$19,813	$(126)	$19,687
Depreciation and amortization	1,414	341	1,755
Pre-opening expenses	41	16	57
Asset impairment and store closure expense	2,627	(194)	2,433
Operating loss	(5,252)	(37)	(5,289)
Income tax benefit	2,099	15	2,114
Net loss	(3,147)	(22)	(3,169)

For the twenty-six weeks ended June 27, 2004	As previously reported	Adjustments	As restated
Restaurant labor, occupancy and other	$38,130	$(259)	$37,871
Depreciation and amortization	2,952	663	3,615
Pre-opening expenses	74	103	177
Loss on disposal/sale of property	78	(25)	53
Operating income	2,849	(482)	2,367
Income tax expense	1,174	(193)	981
Net income	1,761	(289)	1,472
Net income per share - Basic	$0.19	$(0.03)	$0.16
Net income per share - Diluted	$0.19	$(0.03)	$0.16

For the twenty-six weeks ended June 29, 2003	As previously reported	Adjustments	As restated
Restaurant labor, occupancy and other	$37,376	$(252)	$37,124
Depreciation and amortization	2,798	686	3,484
Pre-opening expenses	86	55	141
Asset impairment and store closure expense	2,627	(194)	2,433
Operating loss	(5,148)	(295)	(5,443)
Income tax benefit	2,061	118	2,179
Net loss	(3,091)	(177)	(3,268)
Net loss per share - Basic	$(0.34)	$(0.02)	$(0.36)
Net loss per share - Diluted	$(0.34)	$(0.02)	$(0.36)

RUBIO’S RESTAURANTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

3.	BALANCE SHEET DETAILS

Balance Sheet details as of June 27, 2004 and December 28, 2003, respectively (in thousands) are as follows:

	June 27, 2004 (as restated)	December 28, 2003
OTHER RECEIVABLES:
Tenant improvement receivables	$9	$293
Beverage usage receivables	220	224
Income tax receivable	--	104
Other receivables	888	742
Total	$1,117	$1,363

INVESTMENTS:
Certificates of deposit	$4,994	$1,097
Mortgage and asset-backed securities	2,219	2,247
	7,213	3,344
Less: Short-term investments	(4,994)	(1,097)
Long-term investments	$2,219	$2,247

PROPERTY - Net:
Building and leasehold improvements	$38,227	$35,996
Equipment and furniture	29,612	28,149
Construction in process and related costs	1,974	2,590
	69,813	66,735
Less: Accumulated depreciation and amortization	(37,696)	(34,387)
Total	$32,117	$32,348

ACCRUED EXPENSES AND OTHER LIABILITIES:
Compensation	$1,482	$940
Workers’ compensation	2,815	2,761
Sales taxes	1,017	908
Vacation pay	562	509
Advertising	815	324
Franchise repurchase	440	440
Gift certificates	166	304
Occupancy	636	646
Income taxes	61	--
Professional fees	109	54
Other	669	378
Total	$8,772	$7,264

4.    ASSET IMPAIRMENT AND STORE CLOSURE RESERVE

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

RUBIO’S RESTAURANTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

The Company makes decisions to close stores based on their cash flows and anticipated future profitability. The Company records losses associated with the closure of restaurants at the time the unit is closed. These store closure charges primarily represent a liability for the future lease obligations after the expected closure dates, net of estimated sublease income, if any.

The changes in the store closure reserve during the 26 weeks ended June 27, 2004 were as follows (in thousands):

	Reserve Balance at December 28, 2003	Store Closure Expense	Store Closure Reversal	Usage	Reserve Balance at June 27, 2004

Reserve for stores closed in 2001	$454	$1	$(22)	$(64)	$369
Reserve for stores closed in 2002 and 2003	423	11	--	(67)	367
Total store closure reserve	877	$12	$(22)	$(131)	736
Less: current portion	(230)				(168)
Non-current	$647				$568

During the 26 weeks ended June 27, 2004, there were no new store closures, however, the store closure reserve was increased $12,000 to reflect additional expenses incurred to find a suitable sublessee, and decreased $22,000 to reflect additional sublease income received.

5.    COMMITMENTS AND CONTINGENCIES

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

6.    NET INCOME (LOSS) PER SHARE

A reconciliation of basic and diluted income (loss) per share in accordance with SFAS No. 128, “Earnings Per Share,” is as follows (in thousands, except per share data):

	13 Weeks Ended		26 Weeks Ended
	June 27, 2004 (as restated)	June 29, 2003 (as restated)	June 27, 2004 (as restated)	June 29, 2003 (as restated)
Numerator
Net income (loss)	$1,047	$(3,169)	$1,472	$(3,268)

Denominator
Basic:
Weighted average common shares outstanding	9,109	9,092	9,107	9,081
Diluted:
Effect of dilutive securities:
Common stock options	187	--	124	--
Total weighted average common and potential common shares outstanding	9,296	9,092	9,231	9,081

Net income (loss) per share:
Basic	$0.11	$(0.35)	$0.16	$(0.36)
Dluted	$0.11	$(0.35)	$0.16	$(0.36)

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

Restatement of Financial Statements

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

We historically recognized rent holiday periods on a straight-line basis over the lease term commencing with the store opening date. The store opening date coincided with the commencement of business operations, which corresponds to the intended use of the property. Management has now re-evaluated FASB Technical Bulletin No. 85-3, “Accounting for Operating Leases with Scheduled Rent Increases,” and determined that the lease term should commence on the date we take possession of the leased space for construction purposes. The correction of this accounting requires us to record additional rent in “Deferred rent and other liabilities” and to adjust “Accumulated deficit” on the consolidated balance sheets as well as to correct “Restaurant labor, occupancy and other” on the consolidated statements of operations.

See Note 2 to the restated consolidated financial statements included elsewhere in this report for a summary of the effects of these changes on the Company’s consolidated balance sheet as of June 27, 2004, as well as on the Company’s consolidated statements of operations for the thirteen and twenty-six weeks ended June 27, 2004 and June 29, 2003. The accompanying Management’s Discussion and Analysis gives effect to these corrections.

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

Our operating results, expressed as a percentage of total revenue, were as follows:

	13 Weeks Ended
	June 27, 2004 (as restated)	June 29, 2003 (as restated)
Total revenue	100.0%	100.0%
Costs and expenses:
Cost of sales	27.5	30.3
Restaurant labor, occupancy and other	54.2	62.6
General and administrative expenses	7.9	9.8
Depreciation and amortization	5.1	5.6
Pre-opening expenses	0.2	0.2
Asset impairment and store closure expense	--	7.7
Loss on disposal/sale of property	0.1	0.7
Operating income (loss)	4.9	(16.8)
Other income (expense) - net	0.1	--
Income (loss) before income taxes	5.0	(16.8)
Income tax (expense) benefit	(2.0)	6.7
Net income (loss)	3.0%	(10.1)%

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

RESTAURANT LABOR, OCCUPANCY AND OTHER. Restaurant labor, occupancy, and other expenses as a percentage of revenue decreased to 54.2% for the 13 weeks ended June 27, 2004 from 62.6% for the 13 weeks ended June 29, 2003. This 8.4 margin basis point decrease is the net effect of a 3.7% decrease in workers’ compensation expenses, a 3.2% decrease in advertising, a 1.3% decrease in training labor and unit operating expenses, and a 0.2% decrease in relatively fixed unit operating costs such as occupancy and utilities. Workers’ compensation expenses decreased during the 13 weeks ended June 27, 2004 as compared with the 13 weeks ended June 29, 2003 due to the fact that our workers’ compensation expenses during the first half of 2003 were based on an estimated loss development reserve that proved to be too low. As such, we increased our workers’ compensation reserve by $1.1 million during the second quarter of 2003 to reflect our higher estimated loss development. We do not anticipate the need to significantly adjust our workers’ compensation accrual in 2004. Actual loss development, however, may be better or worse than the development estimated by the actuary, which could positively or negatively impact our results of operations. Advertising expenses were higher in the second quarter of 2003 due to a new advertising campaign designed to drive traffic. Labor and unit operating expenses were higher in the second quarter of 2003 than in the second quarter of 2004 as we incurred higher training, supply, repair, and uniform costs associated with our brand repositioning mentioned in the discussion of cost of sales above. Generally, operating costs are lower in the current period as compared with the prior year period as many operating expenses in a retail unit are semi-fixed, and therefore, represent a lower percentage of revenue when retail sales increase.

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

DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense remained consistent for both the 13 weeks ended June 27, 2004 and June 29, 2003 at $1.8 million. Depreciation and amortization was slightly higher for the 13 weeks ended June 27, 2004 primarily due to the additional depreciation on the eight new units opened since June 29, 2003, combined with the two new units that replaced old existing units and the one franchise store converted to a Company-owned restaurant during this same time period. These increases were mostly offset by reductions in depreciation expense due to the closure of one store and to the impairment charge, both of which were recorded in the second quarter of 2003.

PRE-OPENING EXPENSES. Pre-opening expenses of $83,000 for the 13 weeks ended June 27, 2004 increased by $26,000 from $57,000 for the 13 weeks ended June 29, 2003. We opened three units during the second quarter of 2004 as compared with only one unit during the second quarter of 2003. Pre-opening expenses are expected to average between $40,000 and $50,000 per restaurant, including approximately $20,000 in rent holiday expenses. Pre-opening expenses were lower than average in 2004 due to the fact that two of the units opened in this time period were replacement units, and, as such, training costs were minimal. Pre-opening expenses were higher than average in 2003 due to the fact that the one unit opened during the second quarter of 2003 was located further away from our home base, causing our training team to incur higher travel costs.

ASSET IMPAIRMENT AND STORE CLOSURE EXPENSE. Asset impairment and store closure expense was zero in the 13 weeks ended June 27, 2004, as compared with $2.4 million in the 13 weeks ended June 29, 2003. This $2.4 million charge was the net result of a $2.5 million charge for asset impairment and a $0.1 million net reduction in our store closure reserve. The $2.5 million charge related to the impairment of sixteen under-performing restaurants as required under Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Of these locations, five were outside California and four had been previously partially impaired in 2001. All of the associated restaurants are expected to remain open through the end of their lease terms, generally from 2005 to 2010. The assets impaired at these under-performing locations consisted of leasehold improvements and fixtures and equipment. Fair value of the leasehold improvements was determined based on discounted cash flows and the lower of the net book value or an estimate of current liquidation value for fixtures ad equipment. The three factors that led to the impairment charge were the lower than anticipated increases in comparative store sales, higher than anticipated operating costs associated with our system-wide brand repositioning program, and escalating workers’ compensation costs. The $0.1 million net reduction in our store closure reserve was due to a $0.3 million increase to the reserve to reflect the difficulty in identifying suitable sub lessees and our revised estimate that we will need to continue full lease payments longer than originally estimated, offset by a $0.4 million decrease based on lease terminations and subleases that were more favorable than the original estimates.

OTHER INCOME (EXPENSE) - NET. Other income (expense) - net fluctuated to $43,000 income for the 13 weeks ended June 27, 2004 from $6,000 income for the 13 weeks ended June 29, 2003. Interest income increased to $43,000 for the 13 weeks ended June 27, 2004 from $30,000 for the 13 weeks ended June 29, 2003 primarily due to the increase in our interest- bearing investments from $2.8 million in 2003 to $7.2 million in 2004. No interest expense was recorded for the 13 weeks ended June 27, 2004 as compared with $24,000 for the 13 weeks ended June 29, 2003 due to the fact that we repaid our $1.0 million line of credit during 2003.

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

Our operating results, as expressed as a percentage of revenue were as follows:

	26 Weeks Ended
	June 27, 2004 (as restated)	June 29, 2003 (as restated)
Total revenue	100.0%	100.0%
Costs and expenses:
Cost of sales	27.4	29.9
Restaurant labor, occupancy and other	55.3	60.0
General and administrative expenses	8.3	8.9
Depreciation and amortization	5.3	5.6
Pre-opening expenses	0.3	0.2
Asset impairment and store closure expense	--	3.9
Loss on disposal/sale of property	0.0	0.3
Operating income (loss)	3.5	(8.8)
Other income (expense) - net	0.1	--
Income (loss) before income taxes	3.6	(8.8)
Income tax (expense) benefit	(1.4)	3.5
Net income (loss)	2.1%	(5.3)%

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

RESTAURANT LABOR, OCCUPANCY AND OTHER. Restaurant labor, occupancy, and other expenses as a percentage of revenue decreased to 55.3% for the 26 weeks ended June 27, 2004 from 60.0% for the 26 weeks ended June 29, 2003. This 4.7 margin basis point decrease is the combined effect of a 1.7% decrease in advertising, a 1.6% decrease in workers’ compensation expenses, a 1.2% decrease in training labor and unit operating expenses, and a 0.2% decrease in relatively fixed unit operating costs such as occupancy and utilities. These decreases resulted from the factors noted above in the discussion of Restaurant Labor, Occupancy and Other for the 13 weeks ended June 27, 2004.

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

DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense of $3.6 million in the 26 weeks ended June 27, 2004 increased $0.1 million from $3.5 million for the 26 weeks ended June 29, 2003. The $0.1 million increase was primarily due to the additional depreciation charged on new units opened since the prior year period, partially offset by the impairment charge in 2003 as more fully noted above in the discussion of Depreciation and Amortization for the 13 weeks ended June 27, 2004.

PRE-OPENING EXPENSES. Pre-opening expenses increased to $177,000 for the 26 weeks ended June 27, 2004 compared to $141,000 for the 26 weeks ended June 29, 2003. We opened three new units and two replacement units during the 26 weeks ended June 27, 2004, as compared with three new units for the 26 weeks ended June 29, 2003. Costs were higher in 2004 than in 2003 due to the factors noted above in the discussion of Pre-opening Expenses for the 13 weeks ended June 27, 2004.

ASSET IMPAIRMENT AND STORE CLOSURE EXPENSE. In the 26 weeks ended June 27, 2004, the Company reversed $10,000, net, of its store closure expense as compared with a charge of $2.4 million, net, in the 26 weeks ended June 29, 2003. The $10,000 reversal in the 26 weeks ended June 27, 2004 was the net effect of a $12,000 increase to reflect additional expenses incurred to find a suitable sub lessee, combined with a $22,000 reversal to reflect additional sublease income received. The $2.4 million charged during the 26 weeks ended June 29, 2003 is noted above in the discussion of Asset Impairment and Store Closure Expense for the 13 weeks ended June 27, 2004.

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

Liquidity and Capital Resources

We have funded our capital requirements in recent years through public sale of equity securities, private placement of preferred stock, bank debt and cash flow from operations. We generated $5.5 million in cash flow from operating activities for the 26 weeks ended June 27, 2004 compared to $2.6 million for the 26 weeks ended June 29, 2003.

Net cash used in investing activities was $7.3 million for the 26 weeks ended June 27, 2004 compared to net cash used in investing activities of $5.0 million for the 26 weeks ended June 29, 2003. Net cash used in investing activities for the 26 weeks ended June 27, 2004 included $3.4 million in capital expenditures and $3.9 million in purchases of investments. Net cash used in investing activities for the 26 weeks ended June 29, 2003 consisted of $3.5 million in capital expenditures and $2.6 million in purchases of investments, partially offset by $1.1 million in proceeds received from the sale of property and the sale/maturities of investments.

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

Our funds were principally used for the development and opening of new units. We incurred $3.4 million in capital expenditures during the 26 weeks ended June 27, 2004, of which $1.5 million was for newly opened units, $0.6 million for future openings, $0.9 million for routine capital expenditures and remodels at our existing locations, and $0.4 million for corporate and information technology expenditures.

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

Subsequent to the period covered by this report, management became aware that the Company’s accounting policies for leases and leasehold improvements may not have been consistent with accounting principles generally accepted in the United States of America (“GAAP”). After investigating such matter and consulting with its current and former independent accountants, management and the Audit Committee of the Board of Directors concluded that “disclosure controls and procedures” were not effective because there was a material weakness in the Company's controls over the selection, implementation and review of its lease accounting policies. As a result, the Audit Committee determined on January 18, 2005 that the Company’s historical financial statements for the last three fiscal years and each of the first three quarters in fiscal 2004 should be restated to correct certain errors related to accounting for leases, specifically the accounting policies related to leasehold improvement amortization periods, rent holidays and landlord allowances, as reported in our Current Report on Form 8-K, dated January 19, 2005 and amended on March 16, 2005. Subsequent to June 27, 2004, the Company remediated the material weakness in internal control over financial reporting by changing its accounting policies for leases to conform to GAAP and has disclosed the impact of such changes in this report and in the Form 8-K noted above.

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
________________________

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

RUBIO'S RESTAURANTS, INC.

Date: June 22, 2005	By:	/s/ John Fuller
John Fuller
Chief Financial Officer (Principal Financial and Accounting Officer)