Form 10-Q/A
period 2004-09-26
RUBIOS RESTAURANTS INC
filed 2005-06-22
CIK 1082423

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

EXPLANATORY NOTE

This amendment to the Rubio's Restaurants, Inc. (the “Company”) Quarterly Report on Form 10-Q/A for the quarterly period ended September 26, 2004 is being filed in order to restate the consolidated financial statements for the thirteen and thirty-nine weeks ended September 26, 2004 and September 28, 2003, filed with the Securities and Exchange Commission on November 4, 2004. The restated consolidated financial statements reflect changes made to correct errors in accounting for depreciation of leasehold improvements, tenant improvement allowances, and rent holidays for leased facilities in accordance with accounting principles generally accepted in the United States of America. Additional information on this restatement can be found here in Note 2 to the Company’s consolidated financial statements, as well as in Form 10-K/A, filed with the Securities and Exchange Commission on April 6, 2004, which restated the consolidated financial statements for fiscal 2003, 2002, and 2001 originally filed with the Securities and Exchange Commission on March 24, 2004.

Generally, no attempt has been made in this Form 10-Q/A to modify or update other disclosures presented in the original report on Form 10-Q, except as required to reflect the effects of the restatement. The Form 10-Q/A generally does not reflect events occurring after the filing of the Form 10-Q or modify or update those disclosures, including the exhibits to the Form 10-Q affected by subsequent events. Information not affected by the restatement is unchanged and reflects the disclosures made at the time of the original filing of the Form 10-Q on November 4, 2004. Accordingly, this Form 10-Q/A should be read in conjunction with our filings made with the SEC subsequent to the filing of the original Form 10-Q, including any amendments to those filings.

RUBIO’S RESTAURANTS, INC.

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
RUBIO’S RESTAURANTS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	September 26, 2004 (as restated)	December 28, 2003
ASSETS	(unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$6,958	$6,483
Short-term investments	5,792	1,097
Other receivables	1,487	1,363
Inventory	1,181	1,836
Prepaid expenses	889	530
Total current assets	16,307	11,309

PROPERTY - NET	31,830	32,348
GOODWILL	193	193
LONG-TERM INVESTMENTS	2,208	2,247
OTHER ASSETS	339	329
DEFERRED INCOME TAXES	4,769	5,880

TOTAL	$55,646	$52,306

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$1,509	$3,463
Accrued expenses and other liabilities	9,885	7,264
Store closure reserve	123	230
Deferred income taxes	206	254
Total current liabilities	11,723	11,211

STORE CLOSURE RESERVE	568	647
DEFERRED INCOME	405	427
DEFERRED RENT AND OTHER LIABILITIES	4,928	4,851
DEFERRED FRANCHISE REVENUE	20	20
Total liabilities	17,644	17,156

COMMITMENTS AND CONTINGENCIES (NOTE 4)

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.001 par value, 5,000,000 shares authorized, no shares issued or outstanding	--	--
Common stock, $0.001 par value, 35,000,000 shares authorized, 9,125,150 issued and outstanding at September 26, 2004, and 9,105,445 issued and outstanding at December 28, 2003	9	9
Paid-in capital	42,725	42,640
Accumulated other comprehensive loss	(4)	(3)
Accumulated deficit	(4,728)	(7,496)
Total stockholders’ equity	38,002	35,150

TOTAL	$55,646	$52,306

See notes to consolidated financial statements-unaudited.

RUBIO’S RESTAURANTS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED
(In thousands, except per share data)

	13 Weeks Ended		39 Weeks Ended
	September 26, 2004 (as restated)	September 28, 2003 (as restated)	September 26, 2004 (as restated)	September 28, 2003 (as restated)
REVENUES:
Restaurant sales	$36,112	$32,610	$104,548	$94,418
Franchise and licensing revenues	62	56	156	163
TOTAL REVENUES	36,174	32,666	104,704	94,581

COSTS AND EXPENSES:
Cost of sales	9,823	9,217	28,598	27,717
Restaurant labor, occupancy and other	19,569	18,076	57,438	55,200
General and administrative expenses	2,770	2,368	8,453	7,872
Depreciation and amortization	1,839	1,722	5,454	5,206
Pre-opening expenses	41	112	218	253
Asset impairment and store closure expense (reversal) - net	--	--	(10)	2,433
Loss on disposal/sale of property	19	41	72	213
TOTAL COSTS AND EXPENSES	34,061	31,536	100,223	98,894
OPERATING INCOME (LOSS)	2,113	1,130	4,481	(4,313)

OTHER INCOME (EXPENSE):
Interest and investment income	6	16	92	65
Interest expense	--	(40)	--	(94)
OTHER INCOME (EXPENSE) - NET	6	(24)	92	(29)
INCOME (LOSS) BEFORE INCOME TAXES	2,119	1,106	4,573	(4,342)
INCOME TAX (EXPENSE) BENEFIT	(823)	(443)	(1,805)	1,737
NET INCOME (LOSS)	$1,296	$663	$2,768	$(2,605)

NET INCOME (LOSS) PER SHARE:
Basic	$0.14	$0.07	$0.30	$(0.29)

Diluted	$0.14	$0.07	$0.30	$(0.29)

SHARES USED IN CALCULATING NET INCOME (LOSS) PER SHARE:
Basic	9,118	9,104	9,111	9,089

Diluted	9,408	9,150	9,298	9,089

See notes to consolidated financial statements-unaudited.

RUBIO’S RESTAURANTS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED
(In thousands)

	39 Weeks Ended
	September 26, 2004 (as restated)	September 28, 2003 (as restated)
OPERATING ACTIVITIES:
Net income (loss)	$2,768	$(2,605)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	5,454	5,206
Bond premium amortization	39	--
Deferred compensation	3	75
Asset impairment and store closure reversal, net	(10)	2,433
Loss on disposal/sale of property	72	213
Changes in assets and liabilities:
Other receivables	(124)	(551)
Inventory	655	(197)
Prepaid expenses	(359)	(54)
Other assets	(10)	26
Deferred income taxes	1,063	(1,451)
Accounts payable	(1,954)	(551)
Accrued expenses and other liabilities	2,621	3,350
Store closure reserve	(176)	(448)
Deferred income	(22)	406
Deferred rent	77	(179)
Deferred franchise revenue	--	(13)
Cash provided by operating activities	10,097	5,660

INVESTING ACTIVITIES:
Purchases of property	(5,008)	(4,802)
Proceeds from sale of property	--	104
Purchases of investments	(4,696)	(2,575)
Sales and maturities of investments	--	2,820
Cash used in investing activities	(9,704)	(4,453)

FINANCING ACTIVITIES:
Repayment of line of credit borrowing	--	(1,000)
Proceeds from exercise of common stock options	82	167
Cash provided by (used in) financing activities	82	(833)

INCREASE IN CASH AND CASH EQUIVALENTS	475	374
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	6,483	8,578
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$6,958	$8,952

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$--	$58
Cash (paid) received for income taxes, net	$(896)	$440

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

The following table summarizes the impact on the Company’s net income (loss) had compensation cost been determined based upon the fair value at the grant date for awards under the stock option plans consistent with the methodology prescribed under SFAS No. 123 (in thousands, except per share data):

	13 Weeks Ended		39 Weeks Ended
	September 26, 2004 (as restated)	September 28, 2003 (as restated)	September 26, 2004 (as restated)	September 28, 2003 (as restated)

Net income (loss) as reported	$1,296	$663	$2,768	$(2,605)
Deduct: Stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	354	148	851	446
Pro forma net income (loss)	$942	$515	$1,917	$(3,051)

Net income (loss) per share:
Basic - as reported	$0.14	$0.07	$0.30	$(0.29)
Basic - pro forma	$0.10	$0.06	$0.21	$(0.34)
Diluted - as reported	$0.14	$0.07	$0.30	$(0.29)
Diluted - pro forma	$0.10	$0.06	$0.21	$(0.34)

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

As of and for the thirteen weeks ended September 26, 2004	As previously reported	Adjustments	As restated
Property, net	$35,400	$(3,570)	$31,830
Deferred income tax assets	1,930	2,839	4,769
Accrued expenses and other liabilities	9,357	528	9,885
Deferred income tax liabilities	8	198	206
Deferred rent and other liabilities	2,400	2,528	4,928
Total stockholders’ equity	41,987	(3,985)	38,002
Restaurant labor, occupancy and other	19,704	(135)	19,569
Depreciation and amortization	1,492	347	1,839
Pre-opening expenses	34	7	41
Operating income	2,332	(219)	2,113
Income tax expense	911	(88)	823
Net income	1,427	(131)	1,296
Net income per share - Basic	$0.16	$(0.02)	$0.14
Net income per share - Diluted	$0.15	$(0.01)	$0.14

For the thirteen weeks ended September 28, 2003	As previously reported	Adjustments	As restated
Restaurant labor, occupancy and other	$18,198	$(122)	$18,076
Depreciation and amortization	1,387	335	1,722
Pre-opening expenses	38	74	112
Operating income	1,417	(287)	1,130
Income tax expense	557	(114)	443
Net income	836	(173)	663
Net income per share - Basic	$0.09	$(0.02)	$0.07
Net income per share - Diluted	$0.09	$(0.02)	$0.07

For the thirty-nine weeks ended September 26, 2004	As previously reported	Adjustments	As restated
Restaurant labor, occupancy and other	$57,833	$(395)	$57,438
Depreciation and amortization	4,444	1,010	5,454
Pre-opening expenses	108	110	218
Loss on disposal/sale of property	97	(25)	72
Operating income	5,181	(700)	4,481
Income tax expense	2,085	(280)	1,805
Net income	3,188	(420)	2,768
Net income per share - Basic	$0.35	$(0.05)	$0.30
Net income per share - Diluted	$0.34	$(0.04)	$0.30

RUBIO’S RESTAURANTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
SEPTEMBER 26, 2004 AND DECEMBER 28, 2003

For the thirty-nine weeks ended September 28, 2003	As previously reported	Adjustments	As restated
Restaurant labor, occupancy and other	$55,574	$(374)	$55,200
Depreciation and amortization	4,184	1,022	5,206
Pre-opening expenses	124	129	253
Asset impairment and store closure expense	2,627	(194)	2,433
Operating loss	(3,730)	(583)	(4,313)
Income tax benefit	1,504	233	1,737
Net loss	(2,255)	(350)	(2,605)
Net loss per share - Basic	$(0.25)	$(0.04)	$(0.29)
Net loss per share - Diluted	$(0.25)	$(0.04)	$(0.29)

3.	BALANCE SHEET DETAILS

Balance Sheet details as of September 26, 2004 and December 28, 2003, respectively (in thousands) are as follows:

	September 26, 2004 (as restated)	December 28, 2003
OTHER RECEIVABLES:
Tenant improvement receivables	$75	$293
Beverage usage receivables	245	224
Credit card receivables	642	461
Income tax receivable	--	104
Other receivables	525	281
Total	$1,487	$1,363

INVESTMENTS:
Certificates of deposit	$5,792	$1,097
Mortgage and asset-backed securities	2,208	2,247
	8,000	3,344
Less: Short-term investments	(5,792)	(1,097)
Long-term investments	$2,208	$2,247

PROPERTY - Net:
Building and leasehold improvements	$39,106	$35,996
Equipment and furniture	30,237	28,149
Construction in process and related costs	1,848	2,590
	71,191	66,735
Less: Accumulated depreciation and amortization	(39,361)	(34,387)
Total	$31,830	$32,348

ACCRUED EXPENSES AND OTHER LIABILITIES:
Compensation	$2,790	$940
Workers’ compensation	2,859	2,761
Sales taxes	1,062	908
Vacation pay	514	509
Advertising	825	324
Franchise repurchase	440	440
Gift certificates	155	304
Occupancy	673	646
Professional fees	26	54
Other	541	378
Total	$9,885	$7,264

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

6.    NET INCOME (LOSS) PER SHARE

A reconciliation of basic and diluted income (loss) per share in accordance with SFAS No. 128, “Earnings Per Share,” is as follows (in thousands, except per share data):

	13 Weeks Ended		39 Weeks Ended
	September 26, 2004 (as restated)	September 28, 2003 (as restated)	September 26, 2004 (as restated)	September 28, 2003 (as restated)
Numerator
Net income (loss)	$1,296	$663	$2,768	$(2,605)

Denominator
Basic:
Weighted average common shares outstanding	9,118	9,104	9,111	9,089
Diluted:
Effect of dilutive securities:
Common stock options	290	46	187	--
Total weighted average common and potential common shares outstanding	9,408	9,150	9,298	9,089

Net income (loss) per share:
Basic	$0.14	$0.07	$0.30	$(0.29)
Diluted	$0.14	$0.07	$0.30	$(0.29)

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

See Note 2 to the restated consolidated financial statements included elsewhere in this report for a summary of the effects of these changes on the Company’s consolidated balance sheet as of September 26, 2004, as well as on the Company’s consolidated statements of operations for the thirteen and thirty-nine weeks ended September 26, 2004 and September 28, 2003. The accompanying Management’s Discussion and Analysis gives effect to these corrections.

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

	13 Weeks Ended		39 Weeks Ended
	September 26, 2004 (as restated)	September 28, 2003 (as restated)	September 26, 2004 (as restated)	September 28, 2003 (as restated)

Total revenues	100.0%	100.0%	100.0%	100.0%
Costs and expenses:
Cost of sales (1)	27.2	28.3	27.4	29.4
Restaurant labor, occupancy and other (1)	54.2	55.4	54.9	58.5
General and administrative expenses	7.7	7.2	8.1	8.3
Depreciation and amortization	5.1	5.3	5.2	5.5
Pre-opening expenses	0.1	0.3	0.2	0.3
Asset impairment and store closure expense (reversal) - net	0.0	0.0	0.0	2.6
(Gain) loss on disposal/sale of property	0.0	0.1	0.1	0.2
Operating income (loss)	5.8	3.5	4.3	(4.6)
Other income (expense) - net	0.0	(0.1)	0.1	(0.0)
Income (loss) before income taxes	5.9	3.4	4.4	(4.6)
Income tax (expense) benefit	(2.3)	(1.4)	(1.7)	1.8
Net income (loss)	3.6%	2.0%	2.6%	(2.8)%

(1) As a percentage of restaurant sales

The following table summarizes the number of restaurants:

	September 26, 2004	September 28, 2003
Company-operated	147	139
Franchised	5	5
Total	152	144

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

Restaurant labor, occupancy and other costs increased to $19.6 million and $57.4 million, respectively, in 2004, compared to $18.1 million and $55.2 million in 2003. As a percentage of restaurant sales, these costs decreased to 54.2% and 54.9%, respectively, in 2004, compared to 55.4% and 58.5% in 2003. This decrease is primarily the result of our ability to leverage our costs with the increase in our revenue, combined with lower labor and unit operating costs as well as lower workers’ compensation expenses. Generally, operating costs were lower in 2004 compared to 2003, as many operating expenses in a retail unit are semi-fixed, and therefore, represent a lower percentage of revenue when retail sales increase. In addition, labor and unit operating expenses were higher in 2003 than in 2004 as we incurred higher training, supply, repair, and uniform costs associated with our brand repositioning mentioned in the discussion of cost of sales above. Workers’ compensation expenses decreased during 2004, compared to 2003, due to a strong company-wide focus and execution of accident prevention programs. Increased workers’ compensation expenses in 2003 were primarily due to a $1.1 million increase in our reserve during the second quarter of 2003. Actual loss development, which impacts our workers’ compensation expenses, may be better or worse than the loss development estimated by our actuary, which could positively or negatively impact our results of operations.

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

Depreciation and amortization increased to $1.8 million and $5.5 million, respectively, in 2004, compared to $1.7 million and $5.2 million in 2003. This increase was primarily due to the additional depreciation on the eight new units opened since September 28, 2003, combined with the two new units that replaced existing units with expiring leases during this same time period. These increases were partially offset by reductions in depreciation expense due to the previously planned closure of one store and to the impairment charge, both of which were recorded in the second quarter of 2003.

Pre-opening expenses decreased to $41,000 and $218,000, respectively, in 2004, compared to $112,000 and $253,000 in 2003. So far in 2004, we have opened six restaurants compared to five during the same time period in 2003. Despite the increase in restaurant openings, pre-opening expenses were lower in 2004 because four of the restaurants opened in 2003 were located further away from our home base, causing our training team to incur higher travel costs. In addition, two of the restaurants opened in 2004 were replacement units, and, as such, training costs were minimal.

Asset impairment and store closure expense (reversal) - net was zero for both the third quarter 2004 and 2003. On a year-to-date basis, we reversed $10,000, net, of store closure expense in 2004, compared to a charge of $2.4 million, net, for the same period in 2003. The $10,000 reversal in 2004 was the net effect of a $46,000 increase to reflect additional expenses incurred to find a suitable sublessee, combined with a $56,000 reversal to reflect additional sublease income received. The $2.4 million charged during 2003 was the net result of a $2.5 million charge for asset impairment and a $0.1 million net reduction in our store closure reserve. The $2.5 million charge related to the impairment of sixteen under-performing restaurants as required under Statement of Financial Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Of these locations, five were outside California and four had been previously partially impaired in 2001. All of the associated restaurants are expected to remain open through the end of their lease terms, generally from 2005 to 2010. The assets impaired at these under-performing locations consisted of leasehold improvements and fixtures and equipment. Fair value of the leasehold improvements was determined based on discounted cash flows and the lower of the net book value or an estimate of current liquidation value for fixtures and equipment. The three factors that led to the impairment charge were the lower than anticipated increases in comparative store sales, higher than anticipated operating costs associated with our system-wide brand repositioning program, and escalating workers’ compensation costs. The $0.1 million net reduction in our store closure reserve was due to a $0.3 million increase to reflect the difficulty in identifying suitable sublessees, and the resulting continuation of lease payments, and a decrease of $0.4 million from favorable lease terminations.

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

Liquidity and Capital Resources

We have funded our capital requirements in recent years through public sale of equity securities, private placement of preferred stock, bank debt and cash flow from operations. We generated $10.1 million in cash flow from operating activities for the 39 weeks ended September 26, 2004, compared to $5.7 million for the 39 weeks ended September 28, 2003.

Net cash used in investing activities was $9.7 million for the 39 weeks ended September 26, 2004, compared to net cash used in investing activities of $4.5 million for the 39 weeks ended September 28, 2003. Net cash used in investing activities for the 39 weeks ended September 26, 2004, included $5.0 million in capital expenditures and $4.7 million in purchases of investments. Net cash used in investing activities for the 39 weeks ended September 28, 2003 consisted of $4.8 million in capital expenditures, partially offset by $0.3 million provided by the sales, purchases, and maturities of investments.

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

Our funds were principally used for the development and opening of new units. We incurred $5.0 million in capital expenditures during the 39 weeks ended September 26, 2004, of which $2.5 million was for newly opened units, $1.7 million for routine capital expenditures and remodels at our existing locations, and $0.8 million for corporate and information technology expenditures.

We currently expect total capital expenditures in 2004 to be approximately $6 million to $8 million for restaurant openings, remodels, maintenance, and for corporate and information technology. We currently expect that future locations will generally cost between $475,000 and $525,000 per unit, net of landlord allowances and excluding pre-opening expenses. Some units may exceed this range due to the area in which they are built and the specific requirements of the project. . Pre-opening expenses are expected to average between $40,000 and $50,000 per restaurant, which includes approximately $20,000 in rent holiday expense.

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

Cautionary Statements Regarding Forward-Looking Statements

This quarterly report on Form 10-Q contains projections, estimates and other forward-looking statements that involve a number of risks and uncertainties, including without limitation, those discussed below. Statements regarding our assumed rate of return on plan assets, our effective tax rate, expectations regarding any liability that may result from claims and actions filed against us, estimated and future costs, expenses, same-store sales and other revenues, our growth strategy, our anticipated capital expenditures relating to new restaurants and refurbishment of existing facilities, our future financial performance, sources of liquidity, uses of cash and sufficiency of our cash flows are forward-looking statements. Forward-looking statements are generally identifiable by the use of the words “anticipate,”“assume,”“believe,”“estimate,”“seek,”“expect,”“intend,”“plan,”“project,”“may,”“will,”“would,” and similar expressions. Forward-looking statements are based on management’s current plans and assumptions and are subject to known and unknown risks and uncertainties, which may cause actual results to differ materially from expectations.

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

Subsequent to the period covered by this report, management became aware that the Company’s accounting policies for leases and leasehold improvements may not have been consistent with accounting principles generally accepted in the United States of America (“GAAP”). After investigating such matter and consulting with its current and former independent accountants, management and the Audit Committee of the Board of Directors concluded that “disclosure controls and procedures” were not effective because there was a material weakness in the Company's controls over the selection, implementation and review of its lease accounting policies. As a result, the Audit Committee determined on January 18, 2005 that the Company’s historical financial statements for the last three fiscal years and each of the first three quarters in fiscal 2004 should be restated to correct certain errors related to accounting for leases, specifically the accounting policies related to leasehold improvement amortization periods, rent holidays and landlord allowances, as reported in our Current Report on Form 8-K, dated January 19, 2005 and amended on March 16, 2005. Subsequent to September 26, 2004, the Company remediated the material weakness in internal control over financial reporting by changing its accounting policies for leases to conform to GAAP and has disclosed the impact of such changes in this report and in the Form 8-K noted above.

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