Form 10-Q
period 2005-06-26
RUBIOS RESTAURANTS INC
filed 2005-08-05
CIK 1082423

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the quarterly period ended June 26, 2005

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

As of August 3, 2005 there were 9,382,906 shares of the Registrant's common stock, par value $0.001 per share, outstanding.

RUBIO’S RESTAURANTS, INC.

EXHIBIT 10.1
EXHIBIT 10.2
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1
EXHIBIT 32.2

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
RUBIO’S RESTAURANTS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	June 26, 2005	December 26, 2004
ASSETS	(unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$6,767	$7,315
Short-term investments	7,697	5,190
Other receivables	1,392	1,176
Inventory	1,846	1,537
Prepaid expenses	613	585
Deferred income taxes	583	885
Total current assets	18,898	16,688

PROPERTY - net	29,959	31,596
GOODWILL	193	193
LONG-TERM INVESTMENTS	3,659	3,553
OTHER ASSETS	395	405
DEFERRED INCOME TAXES, net	5,844	4,753

TOTAL	$58,948	$57,188

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$2,761	$2,337
Accrued expenses and other liabilities	9,253	9,305
Store closure reserve	127	114
Total current liabilities	12,141	11,756

STORE CLOSURE RESERVE	487	541
DEFERRED INCOME	256	367
DEFERRED RENT AND OTHER LIABILITIES	4,303	4,764
DEFERRED FRANCHISE REVENUE	20	20
Total liabilities	17,207	17,448

COMMITMENTS AND CONTINGENCIES (NOTE 4)

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.001 par value, 5,000,000 shares authorized, no shares issued or outstanding	--	--
Common stock, $0.001 par value, 35,000,000 shares authorized, 9,382,639 issued and outstanding in 2005, and 9,306,449 issued and outstanding in 2004	9	9
Paid-in capital	44,749	44,172
Accumulated other comprehensive income, net	41	15
Accumulated deficit	(3,058)	(4,456)
Total stockholders’ equity	41,741	39,740

TOTAL	$58,948	$57,188

See notes to consolidated financial statements-unaudited.

RUBIO’S RESTAURANTS, INC.
CONSOLIDATED STATEMENTS OF INCOME - UNAUDITED
(In thousands, except per share data)

	13 Weeks Ended		26 Weeks Ended
	June 26, 2005	June 27, 2004	June 26, 2005	June 27, 2004
REVENUES:
Restaurant sales	$35,964	$34,934	$69,663	$68,436
Franchise and licensing revenues	71	59	129	93
TOTAL REVENUES	36,035	34,993	69,792	68,529

COSTS AND EXPENSES:
Cost of sales	9,597	9,622	18,707	18,774
Restaurant labor, occupancy and other	20,067	18,960	39,070	37,871
General and administrative expenses	3,240	2,779	6,182	5,682
Depreciation and amortization	1,911	1,797	3,847	3,615
Pre-opening expenses	--	83	49	177
Asset impairment and store closure reversal	--	--	--	(10)
Loss on disposal/sale of property	--	50	3	53
TOTAL COSTS AND EXPENSES	34,815	33,291	67,858	66,162
OPERATING INCOME	1,220	1,702	1,934	2,367

OTHER INCOME:
Interest and investment income	113	43	196	86
INCOME BEFORE INCOME TAXES	1,333	1,745	2,130	2,453

INCOME TAX EXPENSE	(424)	(698)	(732)	(981)

NET INCOME	$909	$1,047	$1,398	$1,472

NET INCOME PER SHARE:
Basic	$0.10	$0.11	$0.15	$0.16

Diluted	$0.09	$0.11	$0.14	$0.16

SHARES USED IN CALCULATING NET INCOME PER SHARE:
Basic	9,372	9,109	9,342	9,107

Diluted	9,630	9,296	9,651	9,231

See notes to consolidated financial statements-unaudited.

RUBIO’S RESTAURANTS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED
(In thousands)

	26 Weeks Ended
	June 26, 2005	June 27, 2004
OPERATING ACTIVITIES:
Net income	$1,398	$1,472
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,847	3,615
Deferred compensation	3	--
Asset impairment and store closure reversal	--	(10)
Loss on disposal/sale of property	3	53
Deferred income taxes	(806)	919
Changes in assets and liabilities:
Other receivables	(216)	246
Inventory	(309)	432
Prepaid expenses	(28)	(722)
Other assets	10	(14)
Accounts payable	424	(2,029)
Accrued expenses and other liabilities	53	1,508
Store closure reserve	(41)	(131)
Deferred income	(111)	18
Deferred rent and other liabilities	(461)	142
Cash provided by operating activities	3,766	5,499

INVESTING ACTIVITIES:
Purchases of property	(2,213)	(3,437)
Purchases of investments	(6,070)	(3,900)
Sales and maturities of investments	3,500	--
Cash used in investing activities	(4,783)	(7,337)

FINANCING ACTIVITIES:
Proceeds from exercise of common stock options	469	19
Cash provided by financing activities	469	19

DECREASE IN CASH AND CASH EQUIVALENTS	(548)	(1,819)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	7,315	6,483
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$6,767	$4,664

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for income taxes	$1,263	$706

See notes to consolidated financial statements-unaudited.

RUBIO’S RESTAURANTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Certain prior year amounts have been reclassified in the accompanying notes to the consolidated financial statements in order to conform to the current year presentation.

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 123R, “Share-Based Payment.” SFAS No. 123R revises SFAS No. 123, “Accounting for Stock-Based Compensation” and generally requires the cost associated with employee services received in exchange for an award of equity instruments be measured based on the grant-date fair value of the award and recognized in the financial statements over the period during which employees are required to provide service in exchange for the award. SFAS No. 123R also provides guidance on how to determine the grant-date fair value for awards of equity instruments as well as alternative methods of adopting its requirements. SFAS No. 123R is effective for the beginning of the first interim or annual reporting period after December 15, 2005. As disclosed below, based on the current assumptions and calculations used, had the Company recognized compensation expense based on the fair value of awards of equity instruments, net income would have been reduced by approximately $0.2 million ($0.02 per diluted share) and $0.7 million ($0.07 per diluted share), respectively for the 13 weeks and 26 weeks ended June 26, 2005, and $0.2 million ($0.02 per diluted share) and $0.5 million ($0.05 per diluted share), respectively for the 13 weeks and 26 weeks ended June 27, 2004.

In May 2005, the FASB issued FASB Statement No. 154, “Accounting Changes and Error Corrections” (“Statement 154”). Statement 154 requires companies to recognize changes in accounting principle, including changes required by a new accounting pronouncement when the pronouncement does not include specific transition provisions, retrospectively to prior periods’ financial statements. Statement 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not believe that the adoption of Statement 154 will have a material effect on its financial position or results of operations.

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

The following table summarizes the impact on the Company’s net income had compensation cost been determined based upon the fair value at the grant date for awards under the stock option plans consistent with the methodology prescribed under SFAS No. 123 (in thousands, except per share data):

RUBIO’S RESTAURANTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

	13 Weeks Ended		26 Weeks Ended
	June 26, 2005	June 27, 2004	June 26, 2005	June 27, 2004

Net income as reported	$909	$1,047	$1,398	$1,472
Deduct: Stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	242	231	688	497
Pro forma net income	$667	$816	$710	$975

Net income per share:
Basic - as reported	$0.10	$0.11	$0.15	$0.16
Diluted - as reported	$0.09	$0.11	$0.14	$0.16
Basic - pro forma	$0.07	$0.09	$0.08	$0.11
Diluted - pro forma	$0.07	$0.09	$0.07	$0.11

The pro forma compensation costs were determined using the weighted average fair values at the date of grant for options granted during the 13 weeks ended June 26, 2005 and June 27, 2004 of $5.32 and $5.70 per share, respectively, and for the 26 weeks ended June 26, 2005 and June 27, 2004 of $5.74 and $4.75 per share, respectively. The fair value of each option granted was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	13 Weeks Ended		26 Weeks Ended
	June 26, 2005	June 27, 2004	June 26, 2005	June 27, 2004

Expected dividend yield	None	None	None	None
Expected stock price volatility	61%	64%	61%	64%
Risk-free interest rate	3.6%	3.6%	3.6%	3.6%
Expected lives of options	5 years	8 years	5 years	8 years

The pro forma effects on net income for the 13 and 26 weeks ended June 26, 2005 and June 27, 2004 are not likely to be representative of the effects on reported net income or loss in future quarters or years. In management’s opinion, existing stock option valuation models do not provide a reliable single measure of the fair value of employee stock options that have vesting provisions and are not transferable. In addition, option valuation models require the input of highly subjective assumptions, including expected stock price volatility. Changes in such subjective input assumptions can materially affect the fair value estimate of employee stock options.

2.	BALANCE SHEET DETAILS

Balance Sheet details as of June 26, 2005 and December 26, 2004, respectively (in thousands) are as follows:

	June 26, 2005	December 26, 2004
OTHER RECEIVABLES:
Tenant improvement receivables	$63	$75
Beverage usage receivables	248	212
Interest receivable	41	71
Credit card receivables	734	502
Other receivables	306	316
Total	$1,392	$1,176

INVESTMENTS:
Certificates of deposit	$1,695	$5,190
Money market	6,002	--
Municipal bonds	3,659	3,553
	11,356	8,743
Less: Short-term investments	(7,697)	(5,190)
Long-term investments	$3,659	$3,553

RUBIO’S RESTAURANTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

PROPERTY - Net:
Building and leasehold improvements	$38,636	$37,697
Equipment and furniture	32,021	30,958
Construction in process and related costs	2,407	2,277
	73,064	70,932
Less: Accumulated depreciation and amortization	(43,105)	(39,336)
Total	$29,959	$31,596

ACCRUED EXPENSES AND OTHER LIABILITIES:
Compensation	$1,389	$2,102
Workers’ compensation	2,746	2,692
Sales taxes	1,057	989
Vacation pay	631	569
Advertising	902	553
Franchise repurchase	440	440
Gift certificates	353	663
Occupancy	799	730
Income taxes	169	--
Other	767	567
Total	$9,253	$9,305

3.	ASSET IMPAIRMENT AND STORE CLOSURE RESERVE

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

The Company makes decisions to close stores based on their cash flows and anticipated future profitability. The Company records losses associated with the closure of restaurants at the time the restaurant is closed. These store closure charges primarily represent a liability for the future lease obligations after the expected closure dates, net of estimated sublease income, if any.

The changes in the store closure reserve during the 26 weeks ended June 27, 2004 and June 26, 2005 were as follows (in thousands):

	Reserve Balance at December 28, 2003	Store Closure Expense	Store Closure Reversal	Usage	Reserve Balance at June 27, 2004

Reserve for stores closed in 2001	$454	$1	$(22)	$(64)	$369
Reserve for stores closed in 2002 and 2003	423	11	--	(67)	367
Total store closure reserve	877	$12	$(22)	$(131)	736
Less: current portion	(230)				(168)
Non-current	$647				$568

RUBIO’S RESTAURANTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

	Reserve Balance at December 26, 2004	Store Closure Expense	Store Closure Reversal	Usage	Reserve Balance at June 26, 2005

Reserve for stores closed in 2001	$338	$--	$--	$(38)	$300
Reserve for stores closed in 2002 and 2003	317	--	--	(3)	314
Total store closure reserve	655	$--	$--	$(41)	614
Less: current portion	(114)				(127)
Non-current	$541				$487

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

A class action complaint was filed against the Company on June 28, 2005 in the Superior Court of California, County of Los Angeles, on behalf of consumers who claim that the Company inappropriately named some of its lobster menu items. The claimants in this case are seeking damages in an unspecified amount to reimburse purchases of lobster menu items.

The Company believes these cases are without merit and intends to vigorously defend against the related claims. These cases are in the discovery stages, and the status of class action certification is yet to be determined for either case. The Company is presently unable to predict the probable outcome of these matters or the amounts of any potential damages at issue. An unfavorable outcome in these matters or significant settlements could have a material impact on the Company’s financial position and results of operations.

5.	NET INCOME PER SHARE

A reconciliation of basic and diluted income per share in accordance with SFAS No. 128, “Earnings Per Share,” is as follows (in thousands, except per share data):

	13 Weeks Ended		26 Weeks Ended
	June 26, 2005	June 27, 2004	June 26, 2005	June 27, 2004
Numerator
Net income	$909	$1,047	$1,398	$1,472

Denominator
Basic:
Weighted average common shares outstanding	9,372	9,109	9,342	9,107
Diluted:
Effect of dilutive securities:
Common stock options	258	187	309	124
Total weighted average common and potential common shares outstanding	9,630	9,296	9,651	9,231

Net income per share:
Basic	$0.10	$0.11	$0.15	$0.16
Diluted	$0.09	$0.11	$0.14	$0.16

RUBIO’S RESTAURANTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

For the 13 and 26 weeks ended June 26, 2005, common stock options of 509,009 and 334,192, respectively, were not included in the computation of diluted earnings per share as their impact would have been anti-dilutive. For the 13 and 26 weeks ended June 27, 2004, common stock options of 308,915 and 343,134, respectively, were not included in the computation of diluted earnings per share as their impact would have been anti-dilutive.

6.	RELATED PARTIES

Craig Andrews, a director of the Company, is a shareholder in the law firm of Heller Ehrman LLP. During the first half of 2005 and the first half of 2004, the Company paid Heller Ehrman LLP $145,732 and $111,502, respectively, for legal services.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We opened our first restaurant under the name “Rubio’s, Home of the Fish Taco” in 1983, and have since grown to 152 restaurants, consisting of 147 Company-operated and 5 franchise locations. We position our restaurants in the high-quality, fresh, distinctive, affordable fast-casual Fresh Mexican Grill food segment of the restaurant industry. Our business strategy is to be the leading brand in this industry segment.

During our second quarter of 2005, we posted revenues of $36.0 million, the highest ever second quarter revenue posted in our history. We reported a 1.2% increase in comparable store sales for our second quarter, even after taking into account 2004’s positive 5.7% comparable store sales, which was our best comparable store sales performance since we went public in 1999. On a year-to-date basis, we recorded a comparable store sales increase of 0.1%. During the second quarter of 2005, we continued our focus on managing product costs, and our cost of sales as a percentage of revenue improved for the sixth consecutive quarter. These improvements in our cost of sales were offset by significant increases in advertising and general and administrative expenses. We also recognized $91,000 in California Enterprise Zone tax credits related to prior years in the second quarter as the required calculations and paperwork were completed at this time. General and administrative expense increased for additional professional fees related to costs associated with the restatement of our financial statements due to changes in lease accounting, Sarbanes-Oxley Act of 2002 compliance documentation, and legal fees related to defending the uncertified class action wage and hour lawsuit. Our average unit volume for the 12 months ended June 26, 2005 was approximately $941,000. Our restaurant operating cash flow margins during the second quarter of 2005 were 17.5%, a decrease of 0.7% from the same quarter last year, reflecting an increase in our advertising expenses, and were 17.1% during the first two quarters in 2005, a decrease of 0.1% from 2004.

During our second quarter of 2005, we continued to roll out new, original, flavorful Baja-inspired menu items by introducing our new line of Street Torta sandwiches, along with beer-battered fries. Our “Fresh and Affordable Menu,” which was expanded in February 2005 to include five Taco Meal Deals for under $5 and six Burrito Meal Deals, each complete with a drink, as well as our craveable Street Burritos and new Street Tortas, and expanded Pesky Kid’s Meals, continues to enhance our overall financial performance. The new menu allows guests to mix and match char-grilled all white meat chicken, char-grilled carne asada, slow-roasted carnitas products, or one of our World Famous Fish Tacos in many combinations, and produced an increase in average check size during the first half of 2005. We believe that this menu, which showcases our high quality, freshly prepared products, and continuously increasing variety of craveable, distinctive items at everyday affordable prices, will continue to drive demand for the legendary flavors found only at Rubio’s.

We opened one new restaurant in the first quarter, and we intend to open an additional six more locations during 2005. We are targeting new unit growth for 2006 through 2008 of 10% to 15% new units per year. We also have initiated a multi-year re-image program for our existing restaurants in order to update our look to better reflect our comfortable, fun, casual, Baja-inspired and distinctive Rubio’s concept. We have completed these re-images in three of our restaurants as of July 28 2005, and plan to re-image another 20 to 25 restaurants by year end.

Results of Operations

All comparisons under this heading between 2005 and 2004 refer to the 13-week (“quarter”) and 26-week (“year-to-date”) periods ended June 26, 2005 and June 27, 2004, respectively, unless otherwise indicated.

The following table sets forth our operating results, expressed as a percentage of total revenues, with respect to certain items included in our statements of income.

	13 Weeks Ended		26 Weeks Ended
	June 26, 2005	June 27, 2004	June 26, 2005	June 27, 2004

Total revenues	100.0%	100.0%	100.0%	100.0%
Costs and expenses:
Cost of sales (1)	26.7	27.5	26.9	27.4
Restaurant labor, occupancy and other (1)	55.8	54.3	56.1	55.3
General and administrative expenses	9.0	7.9	8.9	8.3
Depreciation and amortization	5.3	5.1	5.5	5.3
Pre-opening expenses	--	0.2	0.1	0.3
Asset impairment and store closure reversal - net	--	--	--	--
Loss on disposal/sale of property	--	0.1	--	0.1
Operating income	3.4	4.9	2.8	3.5
Other income - net	0.3	0.1	0.3	0.1
Income before income taxes	3.7	5.0	3.1	3.6
Income tax expense	(1.2)	(2.0)	(1.0)	(1.4)
Net income	2.5	3.0%	2.0	2.1%

(1) As a percentage of restaurant sales

The following table summarizes the number of restaurants:

	June 26, 2005	June 27, 2004
Company-operated	147	146
Franchised	5	5
Total	152	151

Revenues

The increase in revenues in 2005 resulted from several factors: first, the one new store opening in 2005 contributed sales of $0.3 million for the second quarter and $0.5 million year-to-date; second, stores opened before 2005 but not yet in our comparable store base contributed sales of $0.5 million for the second quarter and $1.0 million year-to-date, and third, comparable store sales contributed $0.4 million, or an increase of 1.2% for the second quarter, and $0.1 million, or an increase of 0.1% year-to-date. These increases were slightly offset by a decrease of $0.2 million in sales for the second quarter and $0.3 million in sales year-to-date from the one store that closed at the end of 2004. The second quarter comparable store sales increase was primarily due to the combined effect of an increase in average check size of 1.0% and an increase in transactions of 0.2%. The year-to-date comparable store sales increase was primarily due to an increase in average check size of 1.0%, partially offset by a decrease in transactions of 0.9%. The decrease in transactions year-to-date resulted from the abnormally bad weather in Southern California during the first quarter of 2005.

Costs and Expenses

Cost of sales as a percentage of restaurant sales decreased to 26.7% and 26.9%, respectively, in 2005, compared to 27.5% and 27.4%, respectively, in 2004. This percentage decrease in cost of sales is a direct result of our “Fresh and Affordable” menu, which was first introduced in June 2004, and subsequently expanded in February 2005, and has enabled us to reduce our cost of sales by shifting the mix of our products sold to more profitable items.

Restaurant labor, occupancy and other costs as a percentage of restaurant sales increased to 55.8% and 56.1%, respectively in 2005, compared with 54.3% and 55.3% in 2004. During the second quarter of 2005, restaurant labor, occupancy and other costs rose as we significantly increased our advertising spend in order to promote our new Street Tortas and beer-battered fries, as well as to attempt to match our competitors’ media coverage. On a year-to-date basis, restaurant labor, occupancy, and other costs as a percentage of revenue were affected by increases in advertising, credit card fees, and utilities, slightly offset by decreases in semi-fixed costs such as labor and occupancy as we were able to effectively leverage our increase in sales. In addition, we were able to decrease a portion of our operating supplies expense by sourcing a new vendor with better pricing, who was fully integrated into our stores by December 2004.

General and administrative expenses as a percentage of revenues increased to 9.0% and 8.9%, respectively, in 2005, compared with 7.9% and 8.3%, respectively, in 2004. We experienced increased legal and professional expenses in 2005 as compared with 2004 related to our restatement for lease accounting, costs incurred to comply with the Sarbanes-Oxley Act of 2002, and an increase in legal activity related to our lawsuits.

Depreciation and amortization increased to $1.9 million and $3.8 million, respectively, in 2005, compared with $1.8 million and $3.6 million, respectively, in 2004. This increase was primarily due to the additional depreciation on the two new units opened since June 27, 2004 as well as several re-images. These increases were partially offset by reductions in depreciation expense due to the closure of one store during the fourth quarter of 2004.

Pre-opening expenses decreased to zero in the second quarter of 2005, compared to $83,000 for the same time period in 2004, as a result of no new stores opened in the second quarter of 2005, compared with three in the second quarter of 2004. Year-to-date pre-opening expenses decreased to $49,000 in 2005 from $177,000 in 2004 as a result of only one new store opening in 2005, compared with three new stores and two replacement stores during 2004. Our 2005 pre-opening expenses are higher than 2004 on a per unit basis because the one store opened in 2005 was located further away from our home base, causing our training team to incur higher travel costs, as well as due to the fact that the two replacement units opened during 2004 required minimal training costs.

Asset impairment and store closure reversal was zero for 2005, compared with a reversal of $10,000, net, in 2004. The $10,000 reversal in 2004 was the net effect of a $12,000 increase to reflect additional expenses incurred to find a suitable sublessee, combined with a $22,000 reversal to reflect additional sublease income received.

Other income increased to $113,000 and $196,000, respectively in 2005, compared to $43,000 and $86,000, respectively, in 2004. Interest income increased in 2005 as our interest-bearing cash and investments rose from an average $11.4 million in 2004 to an average of $17.3 million in 2005.

The income tax provisions reflect the projected annual tax rates of 38.6% in 2005 and 40% in 2004. In the first half of 2005, we reduced our fiscal 2005 projected annual rate due to our tax planning initiatives, most significantly due to a $91,000, net tax credit related to prior years’ state taxes recorded in the second quarter of 2005, which reduced our 2005 tax rate through our second quarter to 34.4%. The final 2005 annual tax rate cannot be determined until the end of the fiscal year; therefore, the actual rate could differ from our current estimates.

Inflation

Components of our operations subject to inflation include food, beverage, lease, utility, labor and insurance costs. Substantial increases in costs and expenses, particularly food, supplies, labor, and operating expenses could have a significant impact on our operating results to the extent that such increases cannot be passed along to our guests. Our leases require us to pay taxes, maintenance, repairs, insurance and utilities, all of which are subject to inflationary increases. We believe inflation with respect to utility expense has had a material impact on our results of operations in the second quarters of 2005 and 2004.

Liquidity and Capital Resources

Since our initial public offering in 1999, we have funded our capital requirements through bank debt and cash flows from operations. We generated $3.8 million in cash flows from operating activities for the 26 weeks ended June 26, 2005, and $5.5 million for the 26 weeks ended June 27, 2004.

Net cash used in investing activities was $4.8 million for the 26 weeks ended June 26, 2005, compared to net cash used in investing activities of $7.3 million for the 26 weeks ended June 27, 2004. Net cash used in investing activities for the 26 weeks ended June 26, 2005 included $2.2 million in capital expenditures and $2.6 million in net investment activities. Net cash used in investing activities for the 26 weeks ended June 27, 2004 consisted of $3.4 million in capital expenditures and $3.9 million in purchases of investments.

Net cash provided by financing activities was $469,000 for the 26 weeks ended June 26, 2005, compared to net cash provided of $19,000 for the 26 weeks ended June 27, 2004. Financing activities in both periods consisted of proceeds from the exercise of common stock options.

On October 29, 2003, we obtained a letter of credit in the amount of $2 million related to our workers’ compensation policy that matured in October 2004. The letter of credit is subject to automatic extension one year from the expiration date and thereafter, unless notification is made prior to the expiration date. On December 8, 2004, this letter of credit was increased to $2.9 million related to the workers’ compensation insurance policy that matures in October 2005. We were also required, under the terms of both letters of credit, to pledge collateral consisting of municipal bonds of $3.5 million in 2004 and 2005, which is included in long term investments on our balance sheet.

Our funds were principally used for the development and opening of new units. We incurred $2.2 million in capital expenditures during the 26 weeks ended June 26, 2005, of which $0.2 million was for newly opened units, $0.9 million for routine capital expenditures at our existing locations, $0.4 million for re-images and remodels, and $0.7 million for corporate and information technology expenditures.

We currently expect total capital expenditures in 2005 to be approximately $6 million to $8 million for restaurant openings, remodels, re-images, and for information technology and general corporate purposes. We currently expect to incur cash costs of between $475,000 and $525,000 per unit, excluding pre-opening expenses, in connection with the opening of future restaurant units. Some units may exceed this range due to the area in which they are built and the specific requirements of the project. Pre-opening expenses are expected to average between $40,000 and $50,000 per restaurant, including approximately $20,000 to $30,000 in non-cash rent holiday expenses.

We believe that the anticipated cash flows from operations combined with our cash and short-term investments balance of $14.5 million as of June 26, 2005 will be sufficient to satisfy our working capital and capital expenditure requirements for the foreseeable future. Changes in our operating plans, changes in our expansion plans, lower than anticipated sales, increased expenses, potential acquisitions or other events may cause us to seek financing sooner than anticipated. Financing may not be available on acceptable terms, or at all. Failure to obtain financing as needed could have a material adverse effect on our business and results of operations.

Contractual Obligations and Commitments

The following represents a comprehensive list of our contractual obligations and commitments as of June 26, 2005:

	Total	2005	2006	2007	2008	2009	Thereafter
	(in thousands)
Company-operated retail locations and other operating leases	$58,474	$11,389	$10,823	$10,063	$9,127	$7,073	$9,999
Franchise-operated retail locations operating leases	741	290	254	131	66	--	--

	$59,215	$11,679	$11,077	$10,194	$9,193	$7,073	$9,999

We lease restaurant space, office facilities and other real property under operating leases expiring through 2016. We have leased all of our facilities, except for one building, to minimize the cash investment associated with each unit. Most of our leases are for 10-year terms and include options to extend the terms. The majority of our leases also include fixed rate and percentage-of-sales rent provisions, and most require us to pay a proportionate share of real estate taxes, insurance, common area, and other operating costs. In addition, we are on the master leases for 4 franchise locations. These 4 locations were previously Company-operated before they were sold to a franchisee. Once they were sold to the franchisee, subleases were executed, and the franchisee began to pay rent directly to the landlords. If the franchisee defaults on any one or more of the subleases, we would be responsible for the rent for the balance of the lease term, which is estimated to be approximately $0.7 million at June 26, 2005. This amount does not take into consideration any mitigating measures that we could take to reduce this exposure in the event of default, including re-leasing the locations, or terminating the master lease by negotiating a lump-sum payment to the landlord.

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

We have several critical accounting policies, which were discussed in our 2004 Annual Report on Form 10-K, that are both important to the portrayal of our financial condition and results of operations and require management’s most difficult, subjective and complex judgments. Typically, the circumstances that make these judgments complex and difficult have to do with making estimates about the effect of matters that are inherently uncertain. During the 26 weeks ended June 26, 2005, we have not adopted any new accounting policies that are considered critical accounting policies nor have there been any significant changes related to our critical accounting policies that would have a material impact on our consolidated financial position, results of operations, cash flows or our ability to conduct business.

Future Application of Accounting Principles

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 123R, “Share-Based Payment.” SFAS No. 123R revises SFAS No. 123, “Accounting for Stock-Based Compensation” and generally requires the cost associated with employee services received in exchange for an award of equity instruments be measured based on the grant-date fair value of the award and recognized in the financial statements over the period during which employees are required to provide service in exchange for the award. SFAS No. 123R also provides guidance on how to determine the grant-date fair value for awards of equity instruments as well as alternative methods of adopting its requirements. SFAS No. 123R is effective for the beginning of the first interim or annual reporting period after December 15, 2005. Based on the current assumptions and calculations used, had we recognized compensation expense based on the fair value of awards of equity instruments, net earnings would have been reduced by approximately $0.2 million and $0.7 million, respectively for the 13 weeks and 26 weeks ended June 26, 2005, and $0.2 million and $0.5 million, respectively for the 13 weeks and 26 weeks ended June 27, 2004.

In May 2005, the FASB issued FASB Statement No. 154, “Accounting Changes and Error Corrections” (“Statement 154”). Statement 154 requires companies to recognize changes in accounting principle, including changes required by a new accounting pronouncement when the pronouncement does not include specific transition provisions, retrospectively to prior periods’ financial statements. Statement 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We do not believe that the adoption of Statement 154 will have a material effect on our financial position or results of operations.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our market risk exposures are related to our cash, cash equivalents and investments. We invest our excess cash in highly liquid short-term investments primarily with maturities of less than one year. The portfolio consists primarily of certificates of deposit and money market accounts. These investments are not held for trading or other speculative purposes. Changes in interest rates affect the investment income we earn on our investments and, therefore, impact our cash flows and results of operations. Due to the types of investment and debt instruments we hold, a 10% change in period-end interest rates or a hypothetical 100 basis point adverse move in interest rates would not have a significant negative effect on our results of operations.

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

Item 4. CONTROLS AND PROCEDURES

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 as of the end of the period covered by this report. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, also conducted an evaluation of our internal control over financial reporting to determine whether any changes occurred during the second quarter of fiscal 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based upon these evaluations, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, our disclosure controls and procedures were effective as of the end of the period covered by this report, and there were no changes in our internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

See Note 4 to our interim consolidated financial statements appearing elsewhere in this report.

Item 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable

Item 3: DEFAULTS UPON SENIOR SECURITIES

Not applicable

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable

Item 5. OTHER INFORMATION

Not applicable

Item 6. EXHIBITS

Set forth below is a list of the exhibits included as part of this quarterly report.

Exhibit No.	Description
10.1	Letter Agreement between Carl Arena and the Company, dated December 8, 2004
10.2	Letter Agreement between Gerald Leneweaver and the Company, dated June 1, 2005
31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 5, 2005	RUBIO'S RESTAURANTS, INC.

	By:	/s/ John Fuller
John Fuller Chief Financial Officer (Principal Financial and Accounting Officer)