Form 10-Q
period 2005-09-25
RUBIOS RESTAURANTS INC
filed 2005-11-09
CIK 1082423

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the quarterly period ended September 25, 2005

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
Yes [ ] No [X]

As of November 7, 2005 there were 9,420,039 shares of the Registrant's common stock, par value $0.001 per share, outstanding.

RUBIO’S RESTAURANTS, INC.

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
RUBIO’S RESTAURANTS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	September 25, 2005	December 26, 2004
ASSETS	(unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$7,340	$7,315
Short-term investments	6,712	5,190
Other receivables	1,497	1,176
Inventory	1,843	1,537
Prepaid expenses	634	585
Deferred income taxes, net	509	885
Total current assets	18,535	16,688

PROPERTY, NET	29,515	31,596
GOODWILL	193	193
LONG-TERM INVESTMENTS	3,676	3,553
OTHER ASSETS	395	405
DEFERRED INCOME TAXES, NET	6,130	4,753

TOTAL	$58,444	$57,188

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$1,657	$2,337
Accrued expenses and other liabilities	8,748	9,305
Store closure reserve	125	114
Total current liabilities	10,530	11,756

STORE CLOSURE RESERVE	460	541
DEFERRED INCOME	212	367
DEFERRED RENT AND OTHER LIABILITIES	4,387	4,764
DEFERRED FRANCHISE REVENUE	20	20
Total liabilities	15,609	17,448

COMMITMENTS AND CONTINGENCIES (NOTE 4)

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.001 par value, 5,000,000 shares authorized, no shares issued or outstanding	--	--
Common stock, $0.001 par value, 35,000,000 shares authorized, 9,420,039 issued and outstanding in 2005, and 9,306,449 issued and outstanding in 2004	9	9
Paid-in capital	45,024	44,172
Accumulated other comprehensive income, net	31	15
Accumulated deficit	(2,229)	(4,456)
Total stockholders’ equity	42,835	39,740

TOTAL	$58,444	$57,188

See notes to consolidated financial statements-unaudited.

RUBIO’S RESTAURANTS, INC.
CONSOLIDATED STATEMENTS OF INCOME - UNAUDITED
(In thousands, except per share data)

	13 Weeks Ended		39 Weeks Ended
	September 25, 2005	September 26, 2004	September 25, 2005	September 26, 2004
REVENUES:
Restaurant sales	$36,444	$36,112	$106,107	$104,548
Franchise and licensing revenues	70	62	199	156
TOTAL REVENUES	36,514	36,174	106,306	104,704

COSTS AND EXPENSES:
Cost of sales	9,922	9,823	28,629	28,598
Restaurant labor, occupancy and other	20,305	19,569	59,375	57,438
General and administrative expenses	3,200	2,770	9,382	8,453
Depreciation and amortization	1,882	1,839	5,727	5,454
Pre-opening expenses	34	41	83	218
Asset impairment and store closure reversal	--	--	--	(10)
Loss on disposal/sale of property	43	19	47	72
TOTAL COSTS AND EXPENSES	35,386	34,061	103,243	100,223

OPERATING INCOME	1,128	2,113	3,063	4,481

OTHER INCOME:
Interest and investment income	99	6	294	92
INCOME BEFORE INCOME TAXES	1,227	2,119	3,357	4,573

INCOME TAX EXPENSE	(399)	(823)	(1,130)	(1,805)

NET INCOME	$828	$1,296	$2,227	$2,768

NET INCOME PER SHARE:
Basic	$0.09	$0.14	$0.24	$0.30

Diluted	$0.09	$0.14	$0.23	$0.30

SHARES USED IN CALCULATING NET INCOME PER SHARE:
Basic	9,405	9,118	9,363	9,111

Diluted	9,650	9,408	9,651	9,298

See notes to consolidated financial statements-unaudited.

RUBIO’S RESTAURANTS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED
(In thousands)

	39 Weeks Ended
OPERATING ACTIVITIES:	September 25, 2005	September 26, 2004
Net income	$2,227	$2,768
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,727	5,454
Bond premium amortization	--	39
Asset impairment and store closure reversal	--	(10)
Loss on disposal of property	47	72
Provision for deferred income taxes	(1,001)	1,063
Changes in assets and liabilities:
Other receivables	(321)	(124)
Inventory	(306)	655
Prepaid expenses	(49)	(359)
Other assets	10	(10)
Accounts payable	(680)	(1,954)
Accrued expenses and other liabilities	(557)	2,621
Store closure reserve	(70)	(176)
Deferred income	(155)	(22)
Deferred rent and other liabilities	(377)	77
Cash provided by operating activities	4,495	10,094

INVESTING ACTIVITIES:
Purchases of property	(3,693)	(5,008)
Purchases of investments	(6,119)	(4,696)
Maturities of investments	4,490	--
Cash used in investing activities	(5,322)	(9,704)

FINANCING ACTIVITIES:
Proceeds from exercise of common stock options	852	85
Cash provided by financing activities	852	85

INCREASE IN CASH AND CASH EQUIVALENTS	25	475
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	7,315	6,483
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$7,340	$6,958

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for income taxes	$2,033	$896

See notes to consolidated financial statements-unaudited.

RUBIO’S RESTAURANTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial information has been prepared by Rubio’s Restaurants, Inc. and its wholly-owned subsidiary, Rubio’s Restaurants of Nevada, Inc. (collectively, the “Company”) without audit and reflects all adjustments, consisting only of normal and recurring adjustments and accruals, which are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations for the interim periods. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and in accordance with the regulations of the Securities and Exchange Commission (“SEC”). Accordingly, certain information and note disclosures normally included in complete financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such SEC rules and regulations. These unaudited consolidated financial statements and related notes should be read in conjunction with the consolidated financial statements and related notes for the fiscal year ended December 26, 2004 included in the Company’s annual report on Form 10-K and the review of our critical accounting policies identified under the caption “Critical Accounting Policies” in that report. Results for the interim periods presented in this report are not necessarily indicative of results which may be reported for any other interim period or for the entire fiscal year.

Certain prior year amounts have been reclassified in the accompanying notes to the consolidated financial statements in order to conform to the current year presentation.

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (SFAS) No. 123R, “Share-Based Payment.” SFAS No. 123R revises SFAS No. 123, “Accounting for Stock-Based Compensation” and generally requires the cost associated with employee services received in exchange for an award of equity instruments be measured based on the grant-date fair value of the award and recognized in the financial statements over the period during which employees are required to provide service in exchange for the award. SFAS No. 123R also provides guidance on how to determine the grant-date fair value for awards of equity instruments as well as alternative methods of adopting its requirements. SFAS No. 123R is effective for the beginning of the first interim period of the annual reporting period beginning after June 15, 2005.

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

Investments

The Company’s investments are composed primarily of corporate bonds, certificates of deposit, municipal bonds, and asset backed securities. While it is the Company’s general intent to hold such securities until maturity, management will occasionally sell particular securities for cash flow purposes. Therefore, pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” the Company’s investments are classified as available-for-sale based upon the Company’s intent, and are accounted for at fair value. The fair value of such investments is determined based on quoted market prices at quarter end. Unrealized gains and losses on these investments are included as accumulated other comprehensive income in the consolidated statements of stockholders’ equity and comprehensive income (loss), net of taxes. Realized gains and losses on investments sold are determined based on the specific identification method and are included in interest and investment income. Short-term investments are investments with original maturities of greater than three months and remaining maturities of less than one year, or investments that are reasonably expected to be realized in cash or consumed in operations over the next year.

Realized and unrealized gains (losses) on available-for-sale investments were not material for all periods presented. As of September 25, 2005 and December 26, 2004, the fair market value of the Company’s investments was not significantly different from the amortized cost.

RUBIO’S RESTAURANTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

Long-term investments valued at $3.7 million at September 25, 2005 and $3.6 million at December 26, 2004 are pledged as collateral for a standby letter of credit related to the Company’s workers’ compensation policy.

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

The following table summarizes the impact on the Company’s net income had compensation cost been determined based upon the fair value at the grant date for awards under the stock option plans consistent with the methodology prescribed under SFAS No. 123 (in thousands, except per share data):

	13 Weeks Ended		39 Weeks Ended
	September 25, 2005	September 26, 2004	September 25, 2005	September 26, 2004

Net income as reported	$828	$1,296	$2,227	$2,768
Deduct: Stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	691	354	1,974	851
Pro forma net income	$137	$942	$253	$1,917

Net income per share:
Basic - as reported	$0.09	$0.14	$0.24	$0.30
Diluted - as reported	$0.09	$0.14	$0.23	$0.30
Basic - pro forma	$0.01	$0.10	$0.03	$0.21
Diluted - pro forma	$0.01	$0.10	$0.03	$0.21

The pro forma compensation costs were determined using the weighted average fair values at the date of grant for options granted during the 13 weeks ended September 25, 2005 and September 26, 2004 of $2.46 and $5.53 per share, respectively, and for the 39 weeks ended September 25, 2005 and September 26, 2004 of $4.14 and $5.34 per share, respectively. The fair value of each option granted was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	13 Weeks Ended		39 Weeks Ended
	September 25, 2005	September 26, 2004	September 25, 2005	September 26, 2004

Expected dividend yield	None	None	None	None
Expected stock price volatility	61%	64%	61%	64%
Risk-free interest rate	3.7 - 4.3%	1.7 - 3.4%	3.7 - 4.3%	1.7 - 3.4%
Expected lives of options	0-5 years	0-5 years	0-5 years	0-5 years

The pro forma effects on net income for the 13 and 39 weeks ended September 25, 2005 and September 26, 2004 are not likely to be representative of the effects on reported net income or loss in future quarters or years. In management’s opinion, existing stock option valuation models do not provide a reliable single measure of the fair value of employee stock options that have vesting provisions and are not transferable. In addition, option valuation models require the input of highly subjective assumptions, including expected stock price volatility. Changes in such subjective assumptions can materially affect the fair value estimate of employee stock options.

RUBIO’S RESTAURANTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

2. BALANCE SHEET DETAILS

Balance Sheet details as of September 25, 2005 and December 26, 2004, respectively (in thousands) are as follows:

OTHER RECEIVABLES:	September 25, 2005	December 26, 2004

Tenant improvement receivables	$48	$75
Beverage usage receivables	268	212
Interest receivable	44	71
Credit card receivables	743	502
Other receivables	394	316
Total	$1,497	$1,176

INVESTMENTS
Certificates of deposit	$699	$5,190
Money market	6,013	--
Municipal bonds	3,676	3,553
	10,388	8,743
Less: Short-term investments	(6,712)	(5,190)
Long-term investments	$3,676	$3,553

PROPERTY, NET:
Building and leasehold improvements	$41,116	$39,562
Equipment and furniture	34,259	33,174
Construction in process and related costs	3,331	2,277
	78,706	75,013
Less: Accumulated depreciation and amortization	(49,191)	(43,417)
Total	$29,515	$31,596

ACCRUED EXPENSES AND OTHER LIABILITIES:
Compensation	$2,349	$2,102
Workers’ compensation	2,646	2,692
Sales taxes	1,074	989
Vacation pay	585	569
Advertising	341	553
Franchise repurchase	440	440
Gift certificates	328	663
Occupancy	899	730
Income taxes	(23)	--
Other	109	567
Total	$8,748	$9,305

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

The changes in the store closure reserve during the 39 weeks ended September 26, 2004 and September 25, 2005 were as follows (in thousands):

	Reserve Balance at December 28, 2003	Store Closure Expense	Store Closure Reversal	Usage	Reserve Balance at September 26, 2004

Reserve for stores closed in 2001	$454	$35	$(45)	$(90)	$354
Reserve for stores closed in 2002 and 2003	423	11	(11)	(86)	337
Total store closure reserve	877	$46	$(56)	$(176)	691
Less: current portion	(230)				(123)
Non-current	$647				$568

	Reserve Balance at December 26, 2004	Store Closure Expense	Store Closure Reversal	Usage	Reserve Balance at September 25, 2005

Reserve for stores closed in 2001	$338	$--	$--	$(50)	$288
Reserve for stores closed in 2002 and 2003	317	--	--	(20)	297
Total store closure reserve	655	$--	$--	$(70)	585
Less: current portion	(114)				(125)
Non-current	$541				$460

During the 39 weeks ended September 26, 2004, there were no new store closures, however, the store closure reserve was increased $46,000 to reflect additional expenses incurred to find a suitable sublessee, and decreased $56,000 to reflect additional sublease income received. During the 39 weeks ended September 25, 2005, there were no store closures.

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

RUBIO’S RESTAURANTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

A class action complaint was filed against the Company on June 28, 2005 in the Superior Court of California, County of Los Angeles, on behalf of consumers who claim that the Company inappropriately named some of its lobster menu items. The claimants in this case are seeking damages in an unspecified amount to reimburse them for purchases of lobster menu items.

The Company believes these cases are without merit and is vigorously defending against the related claims. The status of class action certification is yet to be determined for either case. The Company is presently unable to predict the probable outcome of these matters or the amounts of any potential damages at issue. An unfavorable outcome in these matters or significant settlements could have a material impact on the Company’s financial position and results of operations.

5. NET INCOME PER SHARE

A reconciliation of basic and diluted income per share in accordance with SFAS No. 128, “Earnings Per Share,” is as follows (in thousands, except per share data):

	13 Weeks Ended		39 Weeks Ended
	September 25, 2005	September 26, 2004	September 25, 2005	September 26, 2004
Numerator
Net income	$828	$1,296	$2,227	$2,768

Denominator
Basic:
Weighted average common shares outstanding	9,405	9,118	9,363	9,111
Diluted:
Effect of dilutive securities:
Common stock options	245	290	288	187
Total weighted average common and potential common shares outstanding	9,650	9,408	9,651	9,298

Net income per share:
Basic	$0.09	$0.14	$0.24	$0.30
Diluted	$0.09	$0.14	$0.23	$0.30

For the 13 and 39 weeks ended September 25, 2005, common stock options of 561,186 and 491,151, respectively, were not included in the computation of diluted earnings per share as their impact would have been anti-dilutive. For the 13 and 39 weeks ended September 26, 2004, common stock options of 111,914 and 323,925, respectively, were not included in the computation of diluted earnings per share as their impact would have been anti-dilutive.

6. RELATED PARTIES

Craig Andrews, a director of the Company, is a shareholder in the law firm of Heller Ehrman LLP. For the 13 and 39 weeks ended September 25, 2005, the Company paid Heller Ehrman LLP $86,673 and $232,405 respectively, for legal services. For the 13 and 39 weeks ended September 26, 2004, the Company paid Heller Ehrman LLP $60,812 and $172,314, respectively.

Timothy Ryan, a director of the Company, entered into a consulting agreement with the Company effective September 1, 2005 to provide certain marketing services to the Company. Unless terminated earlier, the agreement terminates on February 28, 2006. Under the terms of the agreement, Mr. Ryan will receive a consulting fee of $25,000 per month. Through September 25, 2005, no payments have been made to Mr. Ryan..

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We opened our first restaurant under the name “Rubio’s, Home of the Fish Taco” in 1983, and have since grown to 152 restaurants, consisting of 147 Company-operated and 5 franchise locations. We position our restaurants in the high-quality, fresh, distinctive, and affordable fast-casual Fresh Mexican Grill food segment of the restaurant industry. Our business strategy is to be the leading brand in this industry segment.

During our third quarter of 2005, revenues rose 0.9% to $36.5 million from $36.2 million for the third quarter of 2004. On a year-to-date basis, revenues rose 1.5% to $106.3 million from $104.7 million for the comparable period in 2004. The shortfall in earnings, as compared to the prior year, is attributed to certain increases in unit level expenses and occupancy costs, primarily due to higher utilities, CAM charges and property taxes which accounted for approximately $400,000 of the increase. General and administrative expenses increased primarily due to $400,000 in incremental legal fees related to lawsuits. We also recognized $35,000 in California Enterprise Zone tax credits related to prior years in the third quarter. Our average unit volume for the trailing 12 periods ended September 25, 2005 was approximately $943,000. Our restaurant operating cash flow margins during the third quarter of 2005 were 17.1%, a decrease of 1.5% from the same quarter last year, and were 17.1% during the first three quarters in 2005, a decrease of 0.6% from 2004.

The Company opened one new restaurant in Northern California in the first quarter and opened a replacement restaurant in San Diego in the third quarter. The Company intends to open four more locations during the fourth quarter of 2005. As previously disclosed, the Company is targeting new unit growth for 2006 through 2008 of 10% to 15% new units per year. Also in the second quarter, the Company initiated a re-imaging program across its 22 year old system. By the end of the third quarter, the Company had completed an additional 8 restaurant re-images, bringing the total to 11 restaurant re-images. The Company plans to re-image another 14 restaurants in the fourth quarter bringing the total to 25 restaurants in 2005.

Results of Operations

All comparisons under this heading between 2005 and 2004 refer to the 13-week (“quarter”) and 39-week (“year-to-date”) periods ended September 25, 2005 and September 26, 2004, respectively, unless otherwise indicated.

The following table sets forth our operating results, expressed as a percentage of total revenues, with respect to certain items included in our statements of income.

	13 Weeks Ended		39 Weeks Ended
	September 25, 2005	September 26, 2004	September 25, 2005	September 26, 2004
Total revenues	100.0%	100.0%	100.0%	100.0%
Costs and expenses:
Cost of sales (1)	27.2	27.2	27.0	27.4
Restaurant labor, occupancy and other (1)	55.7	54.2	56.0	54.9
General and administrative expenses	8.8	7.7	8.8	8.1
Depreciation and amortization	5.2	5.1	5.4	5.2
Pre-opening expenses	0.1	0.1	0.1	0.2
Loss on disposal/sale of property	0.1	--	--	0.1
Operating income	3.1	5.8	2.9	4.3
Other income - net	0.3	--	0.3	0.1
Income before income taxes	3.4	5.9	3.2	4.4
Income tax expense	(1.1)	(2.3)	(1.1)	(1.7)
Net income	2.3	3.6%	2.1	2.6%

(1) As a percentage of restaurant sales

The following table summarizes the number of restaurants:

	September 25, 2005	September 26, 2004
Company-operated	147	147
Franchised	5	5
Total	152	152

Revenues

The increase in revenues in 2005 resulted from two main factors: first, comparable store sales contributed $0.1 million, or an increase of 0.3% for the third quarter, and $0.2 million, or an increase of 0.2% year-to-date; and second, new stores opened for less then 15 months (and are excluded from our comparable store base) contributed sales of $0.8 million for the third quarter and $2.3 million year-to-date. Comparable store sales increases, for the 13 week and 39 week periods were primarily due to the combined effect of an increase in average check size of 1.3% and 1.1%, respectively, which was partially offset by a decrease in transactions of 1.0% and 0.9%, respectively.

Costs and Expenses

Cost of sales for the third quarter stayed consistent with 2004 at 27.2% of restaurant sales. Year-to-date costs of sales were 27.0% of restaurant sales as compared to 27.4% for the same period last year. This is due primarily to a shift in the mix of products sold.

Restaurant labor, occupancy and other costs as a percentage of restaurant sales increased to 55.7% and 56.0%, in 2005, compared with 54.2% and 54.9%, respectfully in 2004. During the third quarter of 2005, restaurant labor, occupancy and other costs rose as a result of an increase in utilities expense, driven by higher fuel prices, and non-recurring expenses in common area maintenance and property taxes. On a year-to-date basis, restaurant labor, occupancy, and other costs as a percentage of revenue were affected by increases in advertising, higher credit card processing and delivery fees due to higher usage, repairs, utilities, and non-recurring expenses in common area maintenance and property taxes.

General and administrative expenses as a percentage of revenues increased to 8.8% both for the 13 week quarter and 39 week year to date in 2005, compared with 7.7% and 8.1%, respectively, in 2004. We experienced increased legal and professional expenses in 2005, compared to the comparable periods in 2004, related to our pending lawsuits, and SOX compliance work, as well as recruiting fees, salaries and related expenses for the hiring of key executives and support personnel.

Depreciation and amortization increased to $1.9 million and $5.7 million, respectively, in 2005, compared with $1.8 million and $5.4 million, respectively, in 2004. This increase was primarily due to the additional depreciation on the two new units opened since year end 2004, as well as several re-images. These increases were partially offset by reductions in depreciation expense due to the closure of two stores since September 26, 2004 (one replaced by a new unit and one opportunistic lease non-extension).

Pre-opening expenses decreased to $34,000 in the third quarter of 2005, compared to $41,000 for the same time period in 2004. On a year-to-date basis, pre-opening expenses decreased to $83,000 in 2005 from $218,000 in 2004. One new store and one replacement store opened in 2005, compared with six new stores including two replacement stores during 2004. On average, our per unit pre-opening expenses was higher in 2005 than 2004 because one of the stores opened in 2005 was located further away from our home base, causing our training opening team to incur higher travel costs. In addition, the two replacement units opened during 2004 required minimal training costs.

Asset impairment and store closure reversal was zero for 2005, compared with a reversal of $10,000, net, in 2004. The $10,000 reversal in 2004 was the net effect of a $46,000 increase to reflect additional expenses incurred to find a suitable sublessee, combined with a $56,000 reversal to reflect additional sublease income received.

Other income increased to $99,000 and $294,000, respectively in 2005, compared to $6,000 and $92,000, respectively, in 2004. Interest income increased in 2005 as our interest-bearing cash and investments rose from an average $12.3 million in 2004 to an average of $17.4 million in 2005.

The income tax provisions reflect the projected annual tax rates of 37.5% in 2005 and 39.5% in 2004. In the third quarter of 2005, we reduced our fiscal 2005 projected annual rate due to our tax planning initiatives, most significantly due to a $35,000 net tax credit benefit related to prior years’ state taxes recorded in the third quarter of 2005, which reduced our 2005 tax rate through our third quarter to 33.7%. The final 2005 annual tax rate cannot be determined until the end of the fiscal year; therefore, the actual rate could differ from our current estimates.

Inflation

Components of our operations subject to inflation include food, beverage, lease, utility, labor and insurance costs. Substantial increases in costs and expenses, particularly food, supplies, labor, and operating expenses could have a significant impact on our operating results to the extent that such increases cannot be passed along to our guests. Our leases require us to pay taxes, maintenance, repairs, insurance and utilities, all of which are subject to inflationary increases. We believe inflation with respect to utility expense has had a material impact on our results of operations in the third quarters of 2005 and 2004.

Liquidity and Capital Resources

Since our initial public offering in 1999, we have funded our capital requirements through bank debt and cash flows from operations. We generated $4.5 million in cash flows from operating activities for the 39 weeks ended September 25, 2005, and $10.1 million for the 39 weeks ended September 26, 2004.

Net cash used in investing activities was $5.3 million for the 39 weeks ended September 25, 2005, compared to net cash used in investing activities of $9.7 million for the 39 weeks ended September 26, 2004. Net cash used in investing activities for the 39 weeks ended September 25, 2005 included $3.7 million in capital expenditures and $1.6 million in net investment activities. Net cash used in investing activities for the 39 weeks ended September 26, 2004 consisted of $5.0 million in capital expenditures and $4.7 million in purchases of investments.

Net cash provided by financing activities was $852,000 for the 39 weeks ended September 25, 2005, compared to net cash provided of $82,000 for the 39 weeks ended September 26, 2004. Financing activities in both periods consisted of proceeds from the exercise of common stock options.

On October 29, 2003, we obtained a letter of credit in the amount of $2 million related to our workers’ compensation policy that matured in October 2004. The letter of credit is subject to automatic extension one year from the expiration date and thereafter, unless notification is made prior to the expiration date. On December 8, 2004, this letter of credit was increased to $2.9 million related to the workers’ compensation insurance policy that matured in October 2005, and was again automatically extended. We were also required, under the terms of the letter of credit, to pledge collateral consisting of municipal bonds of $3.5 million in 2004 and 2005, which is included in long term investments on our balance sheet.

Our funds are principally used for operations and the development and opening of new units. We incurred $3.7 million in capital expenditures during the 39 weeks ended September 25, 2005, of which $0.6 million was for newly opened units, $1.0 million was for routine capital expenditures at existing locations, $1.1 million was for re-images and remodels, and $0.9 million was for corporate and information technology expenditures.

We currently expect total capital expenditures in 2005 to be approximately $6 million to $7 million for restaurant openings, remodels, re-images, routine capital expenditures at existing locations, and for information technology expenditures.

We believe that the anticipated cash flows from operations combined with our cash and short-term investments balance of $14.1 million as of September 25, 2005 will be sufficient to satisfy our working capital and capital expenditure requirements for the foreseeable future. Changes in our operations, lower than anticipated sales, increased expenses, potential acquisitions or other events may cause us to seek financing or modify our expansion plans. Financing may not be available on acceptable terms, or at all. Failure to obtain financing as needed could have a material adverse effect on our business and results of operations.

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

We have several critical accounting policies, which were discussed in our 2004 Annual Report on Form 10-K, that are both important to the portrayal of our financial condition and results of operations and require management’s most difficult, subjective and complex judgments. Typically, the circumstances that make these judgments complex and difficult have to do with making estimates about the effect of matters that are inherently uncertain. During the 39 weeks ended September 25, 2005, we have not adopted any new accounting policies that are considered critical accounting policies nor have there been any significant changes related to our critical accounting policies that would have a material impact on our consolidated financial position, results of operations, cash flows or our ability to conduct business.

Future Application of Accounting Principles

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 123R, “Share-Based Payment.” SFAS No. 123R revises SFAS No. 123, “Accounting for Stock-Based Compensation” and generally requires the cost associated with employee services received in exchange for an award of equity instruments be measured based on the grant-date fair value of the award and recognized in the financial statements over the period during which employees are required to provide service in exchange for the award. SFAS No. 123R also provides guidance on how to determine the grant-date fair value for awards of equity instruments as well as alternative methods of adopting its requirements. SFAS No. 123R is effective for the beginning of the first interim period of the annual reporting period beginning June 15, 2005. Based on the current assumptions and calculations used, had we recognized compensation expense based on the fair value of awards of equity instruments, net earnings would have been reduced by approximately $0.7 million and $2.0 million, respectively for the 13 weeks and 39 weeks ended September 25, 2005, and $0.4 million and $0.9 million, respectively for the 13 weeks and 39 weeks ended September 26, 2004.

On September 1, 2005, the Compensation Committee of the Board of Directors of Rubio’s Restaurants, Inc. approved the acceleration of the unvested portion of certain stock options held by the executive officers of the Company and recommended that the Board of Directors take similar action with respect to all other employees of the Company. The options have exercise prices greater than $9.44, the closing price of the Company’s common stock as quoted on the Nasdaq National Market on August 31, 2005, and would have vested and become exercisable from time to time over the next 52 months. As a result of the acceleration, all of these options became immediately exercisable. All other terms and conditions applicable to outstanding stock option grants remain in effect.

The Committee’s decision to accelerate the vesting of the affected stock options was based upon the issuance by the Financial Accounting Standards Board Statement of Financial Accounting Standard No. 123 (revised 2004), “Share-Based Payment”, which requires the Company, effective as of the beginning of the first fiscal quarter of 2006, to record compensation cost as expense for the portion of outstanding unvested awards, based on the fair value of those awards on the date of grant. As a result of the acceleration, the Company expects to reduce the stock option expense it otherwise would have been required to recognize in its consolidated statements of income pursuant to FAS 123R by approximately $1.7 million over the next 4 fiscal years.

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

Cautionary Statements Regarding Forward-Looking Statements

This quarterly report on Form 10-Q contains projections, estimates and other forward-looking statements that involve a number of risks and uncertainties, including without limitation, those discussed below. Statements regarding our effective tax rate, expectations regarding any liability that may result from claims and actions filed against us, estimated and future costs, expenses, same-store sales and other revenues, our growth strategy, our anticipated capital expenditures relating to new restaurants and refurbishment of existing facilities, our future financial performance, sources of liquidity, uses of cash and sufficiency of our cash flows are forward-looking statements. Forward-looking statements are generally identifiable by the use of the words “anticipate”, “assume”, “believe”, “estimate”, “seek”, “expect”, “intend”, “plan”, “project”, “may”, “will”, “would”, and similar expressions. Forward-looking statements are based on management’s current plans and assumptions and are subject to known and unknown risks and uncertainties, which may cause actual results to differ materially from expectations.

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

Item 4. CONTROLS AND PROCEDURES

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 as of the end of the period covered by this report. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, also conducted an evaluation of our internal control over financial reporting to determine whether any changes occurred during the third quarter of fiscal 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based upon these evaluations, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, our disclosure controls and procedures were effective as of the end of the period covered by this report, and there were no changes in our internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

See Note 4 to our interim consolidated financial statements appearing elsewhere in this report.

Item 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable

Item 3: DEFAULTS UPON SENIOR SECURITIES

Not applicable

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(1)	Election of three directors to serve until the 2008 annual meeting of the stockholders or until their respective successors are duly elected and qualified. The directors were elected as follows:

Nominee	Votes For	Votes Withheld

Craig S. Andrews	8,845,907	17,738
William R. Bensyl	8,845,907	17,738
Loren C. Pannier	8,845,907	17,738

(2)	Ratification of the selection of KPMG LLP as our independent auditors for the fiscal year ending December 25, 2005.

Votes For	Votes Against	Votes Withheld

8,849,108	10,416	4,121

Item 5. OTHER INFORMATION

Not applicable

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

Set forth below is a list of the exhibits included as part of this quarterly report.

Exhibit No.	Description
10.1	Consulting Agreement between Timothy Ryan and the Company, dated September 16, 2005
10.2	Letter Agreement between Lawrence A. Rusinko and the Company, dated October 10, 2005
31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002

b)  Reports on Form 8-K:

The Company filed a current report on Form 8-K on July 28, 2005, reporting that the company had entered into Investor Rights Agreement, Stand Still and Extension Agreement with each of Rosewood Capital, L.P. and Mr. Ralph Rubio to extend their registration rights under certain agreements entered into prior to the Company’s initial public offering.

The Company filed a current report on Form 8-K on September 1, 2005, reporting the Compensation Committee of the Board of Directors of Rubio’s Restaurants, Inc. approved the acceleration of the unvested portion of certain stock options.

The Company filed a current report on Form 8-K on September 16, 2005, reporting that the Company had entered into a consulting agreement with Mr. Timothy Ryan, a director of the Company.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RUBIO'S RESTAURANTS, INC.

Dated: November 8, 2005	By:	/s/ John Fuller

John Fuller Chief Financial Officer (Principal Financial and Accounting Officer)