Form 10-K
period 2005-12-25
RUBIOS RESTAURANTS INC
filed 2006-03-27
CIK 1082423

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 25, 2005
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐ No ☑

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer, as defined in Rule 12b-2 of the Act.

Large accelerated filer ☐    Accelerated filer  ☐  Non-accelerated filer ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

The aggregate market value of the voting stock held by non-affiliates of the registrant based upon the closing sale price of the registrant’s common stock on June 26, 2005 as reported on the Nasdaq National Market was approximately $64 million. This amount excludes 3,055,525 shares of the registrant’s common stock held by the executive officers, directors and each person who beneficially owns 5% or more of the registrant’s outstanding common stock. Exclusion of such shares should not be construed to indicate that any such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant or that such person is controlled by or under common control with the registrant.

As of March 15, 2006, there were 9,437,894 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain exhibits filed with our prior registration statements and Forms 10-K, 8-K, S-8 and 10-Q are incorporated by reference in PART IV of this report.

RUBIO’S RESTAURANTS, INC.

FORWARD-LOOKING STATEMENTS

This annual report on Form 10-K and the documents we incorporate by reference contain projections, estimates and other forward-looking statements within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are principally contained in the section captioned “Business” under Item 1 below and the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under Item 7 below. In some cases, you can identify forward-looking statements by terms such as may, will, should, expect, plan, intend, forecast, anticipate, believe, estimate, predict, potential, continue or the negative of these terms or other comparable terminology. These forward-looking statements involve a number of risks and uncertainties, including but not limited to, those factors discussed under “Risk Factors” under Item 1A below and including, among others, increased product costs, labor expense and other restaurant costs, the success of our promotions and marketing strategies, our ability to recruit and retain qualified personnel, adverse effects of weather, adequacy of reserves related to store closures or stores to be sold, asset write-downs, implementation costs related to our marketing and concept positioning initiatives, our ability to manage ongoing and unanticipated costs, such as costs to comply with the Sarbanes-Oxley Act and other regulatory initiatives and litigation costs, our ability to implement a franchise strategy, our ability to open additional or maintain existing restaurants in the coming periods, and the effects of ever-increasing competition. While this outlook represents our current judgment on the future direction of the business, such risks and uncertainties could cause actual results to differ materially from any future performance suggested below. We undertake no obligation to release publicly the results of any revisions or updates to these forward-looking statements to reflect events or circumstances arising after the date of this annual report.

PART I.

Item 1. BUSINESS

As of March 15, 2006, we owned and operated 150 fast-casual Mexican restaurants, three concessions, and five franchised restaurants that offer high-quality, fresh, distinctive and affordable Mexican cuisine; including chargrilled chicken, steak and fresh seafood items such as burritos, tacos and quesadillas inspired by the Baja, California region of Mexico. We were incorporated in California in 1985 and re-incorporated in Delaware in October 1997. We have a wholly-owned subsidiary, Rubio’s Restaurants of Nevada, Inc., which was incorporated in Nevada in 1997. Our restaurants are located in California, Arizona, Nevada, Colorado and Utah. As of March 15, 2006, we had approximately 3,000 employees.

RUBIO’S FRESH MEXICAN GRILL® CONCEPT

The Rubio’s Fresh Mexican Grill® concept evolved from the original “Rubio’s, Home of the Fish Taco®” concept, which our co-founder Ralph Rubio first developed following his college spring break trips to the Baja peninsula of Mexico in the mid-1970s. Mr. Rubio introduced fish tacos to America when he opened the first Rubio’s® restaurant with his father, Rafael, over 23 years ago in the Mission Bay area of San Diego, California. Building on the success of our original “fish taco” concept, we expanded our menu offerings and upgraded our restaurant layout over the years to appeal to a broader customer base, which included changing the name of the concept to “Rubio’s Baja Grill®” in 1997 to reflect these improvements. In 2002, Rubio’s continued to develop the concept and menu, completing the transformation from the original “fish taco” concept to a “Fresh Mexican Grill” concept featuring grilled chicken, steak and seafood items, as well as our original, Baja-style World Famous Fish TacosSM. We believe the “Rubio’s Fresh Mexican Grill” concept is well positioned as an innovator in the affordable fast-casual Mexican grill segment. The critical elements of our market positioning are as follows:

•
FRESHLY PREPARED HIGH QUALITY FOOD WITH BOLD, DISTINCTIVE TASTES AND FLAVORS. We differentiate ourselves from other fast-casual and fast food Mexican restaurants by offering high-quality flavorful products made-to-order using Baja-inspired recipes at affordable prices. We have developed distinctive and flavorful offerings available only at Rubio’s that generate strong guest loyalty and are often described as “craveable.” Our signature items include our World Famous Fish Tacos, Baja Grill® Burritos with chargrilled chicken or steak and our authentic Street Tacos. Rubio’s also has a number of burritos, tacos, and quesadillas prepared in a variety of ways featuring grilled, marinated chicken, steak, pork, shrimp and Mahi Mahi. In addition, we serve fresh salads and bowls. Our menu also includes HealthMex® offerings which are lower in fat and calories, and Kid’s Meals designed especially for children. Our guacamole, chips, beans and rice are prepared fresh daily in our restaurants. Guests can also enhance their meals at the complimentary salsa bar, which features a variety of freshly- prepared salsas. Our menu is served at lunch and dinner, as well as breakfast in a limited number of our restaurants.

•
CASUAL, FUN DINING EXPERIENCE. We strive to promote an enjoyable overall guest experience by creating a fun and relaxed setting in each of our restaurants. Unlike the generic decor of a typical quick casual or fast food restaurant, our restaurants are designed to create an authentic personality capturing the relaxed, comfortable and colorful atmosphere inspired by the Baja, California region of Mexico. Our design elements include colorful Mexican tiles, saltwater aquariums with tropical fish, Baja beach photos and tropical prints, surfboards on the walls and authentic palm-thatched patio umbrellas, or palapas, in most locations. As such, we believe our restaurants have broad appeal to a wide range of guests.

•
EXCELLENT DINING VALUE. Our restaurants offer guests high-quality food typically associated with sit-down, casual dining restaurants; generally at prices substantially lower than those found at casual dining restaurants. In addition to favorable prices, we offer the convenience and service of a traditional fast-casual or quick-service format. We provide guests a clean and comfortable environment in which to enjoy their meals on site. We also offer guests the convenience of take-out service for both individual meals and large party orders. We believe the strong value we deliver to our guests is critical to building strong repeat business and guest loyalty.

OUR BUSINESS STRATEGIES

Our business objective is to become a leading affordable fast-casual Mexican restaurant brand. In order to achieve our business objective, we have developed the following strategies:

•
CREATE A DISTINCTIVE CONCEPT AND BRAND. Our restaurants provide guests with a fun and casual dining experience, which we believe helps to promote frequent visits and strong guest loyalty. We focus on several key initiatives designed to enhance the performance of our existing restaurants and strengthen our brand identity. These initiatives include developing proprietary menu offerings with bold, intense flavors such as our World Famous Fish Tacos, our “Street” line of tacos and burritos, and our Grilled Grande Bowls, flavorful combinations of chargrilled steak or chicken served over rice, beans, and cabbage with fresh tomatoes, onions and cilantro. We strive to promote awareness through regional and local media campaigns.

•
ACHIEVE FAVORABLE RESTAURANT-LEVEL ECONOMICS. We believe that we have been able to achieve favorable operating results in our core markets due to the appeal of our concept, careful site selection and cost-effective development, consistent application of our management and training programs and a focus on continuously improving of our economic model. We utilize centralized and local restaurant information and accounting systems, which allow our management to monitor and control labor, food and other direct operating expenses on a real-time basis and provide them with timely access to financial and operating data. We believe we achieve a lower-than-average product cost compared to our competitors, due to our lower cost and high product mix seafood items versus a less diverse menu made up of higher cost items such as chicken and steak. As we expand and optimize our menu, we continue to focus on creating highly desirable, high-margin items. We also believe that our culture and emphasis on training leads to lower employee turnover rates, and higher productivity, compared to industry averages.

•
FOCUS ON BUILDING SALES AT EXISTING RESTAURANTS. We have conducted marketing research to analyze our markets, customer base and competition in order to continually refine our product offerings and marketing tactics. Rubio’s consistently advertises using a combination of regional radio, in-store merchandising, e-marketing, and print media. Beginning in 2004, Rubio’s broadcast media supported the majority of its locations. In 2005, we continued to implement periodic promotions and products to increase traffic in our existing restaurants.

•
ENSURE A HIGH-QUALITY GUEST EXPERIENCE. We strive to provide a consistent, high-quality guest experience in order to generate frequent visits and customer loyalty. To achieve this goal, we focus on creating a fun, team-like culture for our restaurant employees, which we believe fosters a friendly and inviting atmosphere for our guests. Through extensive training, experienced restaurant-level management, and rigorous operational controls, we seek to ensure prompt, friendly and efficient service for our guests. We utilize a “mystery shopping” service to monitor our staff’s performance. We also seek out and respond to direct feedback from guests who utilize our toll-free guest comment line and feedback page on our website.

•
EXECUTE FOCUSED REGIONAL EXPANSION STRATEGY. We believe that our restaurant concept has significant opportunities for expansion in both our existing and neighboring markets, and that a growth strategy balancing company-owned unit growth with additional franchise units will allow us to grow our brand and maintain the quality of food and service that our customers have grown to expect. Our current expansion plan calls for a multi-year development strategy, beginning with our plan to open 10 to 12 new units in 2006 with an annual growth rate of 10% to 15% for the next three to five years. We generally target high-traffic, high-visibility end-cap locations in urban and suburban markets with medium to high family income levels.

UNIT ECONOMICS

For purposes of analyzing our store operating results, and to eliminate the effects of start-up, training, and other costs associated with new store openings, we measure comparable store results on only those units that have been open for at least 15 months. During fiscal 2005, we had 145 units that were open for over 15 months. These units generated average sales of $957,000 per unit, average operating income of $108,000, or 11.3% of sales, and average cash flows of $157,000, or 16.4% of sales. Comparable store sales increased 1.2% in fiscal 2005 following an increase of 4.3% in fiscal 2004 and an increase of 1.8% in fiscal 2003.

As of December 25, 2005, we had 122 units in California, our largest state market. During fiscal 2005, 119 of these units were open for over 15 months. These units generated average sales of $987,000 per unit, average operating income of $111,000, or 11.2% of sales, and average cash flows of $163,000, or 16.5% of sales.

As of December 25, 2005, we had 27 units outside of California. During fiscal 2005, 26 of these units were open for over 15 months. These units generated average sales of $820,000 per unit, average operating income of $93,000, or 11.3% of sales, and average cash flows of $129,000 or 15.8% of sales.

These results are not necessarily indicative of the results we may obtain in other units currently open, or those we may open in the future.

EXISTING LOCATIONS

The following table sets forth information about our existing and proposed units as of March 15, 2006. We also license our concept to other restaurant operators for three non-traditional locations in the San Diego and Los Angeles areas of California at Petco Park Stadium, the San Diego International Airport food court and the Arrowhead Pond of Anaheim. The majority of our units are in high-traffic retail centers and are not stand-alone units.

Company-Owned and Operated Locations	Opened	Under Construction	Signed Leases
Los Angeles Area	65	—	3
San Diego Area	44	—	—
Phoenix/Tucson Area	22	—	1
Denver Area	3	—	—
San Francisco Area	8	—	—
Sacramento Area	6	—	—
Salt Lake City Area	2	—	—
Total Company-Owned Locations	150	—	4

Franchise Locations
Fresno	1	—	—
Las Vegas	4	1	—
Total Franchised Locations	5	1	—

We currently lease all of our restaurant locations with the exception of one owned building. We plan to continue to lease substantially all of our future restaurant locations in order to minimize the cash investment associated with each unit.

Historically, our restaurants have ranged from 1,800 to 3,300 square feet, excluding our smaller, food court locations. We expect the size of our future sites to range from 2,300 to 2,800 square feet. We intend to continue to develop restaurants that will require, on average, a total cash investment of approximately $500,000 to $550,000, excluding estimated pre-opening expenses of between $40,000 to $50,000 per unit, which includes approximately $20,000 of prorated rent expense during the build-out period.

EXPANSION AND SITE SELECTION

We currently plan to open 10 to 12 company-owned units in fiscal 2006, in existing geographic markets. This includes one unit that we opened in Los Angeles on January 9, 2006. Our 3-5 year expansion plan calls for an annual unit growth rate of 10% to 15%, beginning in 2007. We opened our first unit outside of California in Phoenix, Arizona in April 1997. We currently operate a total of 27 units outside of California, including 22 in Arizona, three in Colorado, and two in Utah.

Our expansion strategy targets major metropolitan areas that have attractive demographic characteristics. Once a metropolitan area is selected, we identify viable trade areas that have high-traffic patterns, strong demographics, such as medium to high family incomes, high education levels and high density of both daytime employment and residential developments, limited competition and strong retail and entertainment developments. Within a desirable trade area, we select sites that provide specific levels of visibility, accessibility, parking, co-tenancy and exposure to a large number of potential guests.

We believe that the quality of our site selection criteria is critical to our continuing success. Therefore, our senior management team is actively involved in the selection of new sites and markets, personally visiting all new markets and all sites prior to final approval. Each new market and site must be approved by our Real Estate Site Approval Committee, which consists of members of senior management. This process allows us to analyze each potential location, taking into account its effect on all aspects of our business, such as marketing, personnel, food service and supply chain dynamics.

In connection with our strategy to expand into selected markets, we initiated a franchising program in late 2000. This franchising strategy requires us to devote management and financial resources to build the operational infrastructure needed to support the franchise of our restaurants. As of March 15, 2006, we have three signed franchise agreements. One agreement represents a commitment to open six units, one of which is currently open. The second agreement involved our sale of four company-owned restaurants to a franchisee and does not include a commitment to open new units. The third agreement represents a commitment to open five units in five years, with the first one scheduled to open in April 2006.

MENU

Our menu features made-to-order burritos, soft-shell tacos and quesadillas made with marinated, chargrilled chicken breast and steak, as well as seafood indicative of the Baja, California region of Mexico, such as chargrilled Mahi Mahi, sautéed shrimp and our signature Baja-style fish taco. The menu features many of Rubio’s favorites bundled as meal deals with rice, beans, chips and a drink. The goal of our menu is to maintain our heritage of offering distinctive fish and seafood items, while also including offerings of chicken, pork, and beef items. Side items including our guacamole, chips, beans and rice are all made fresh daily in our restaurants. We also offer a self-serve salsa bar where guests can choose from four different salsas made fresh every day at each restaurant. Our prices range from $1.00 for a Baja-style Street Taco to $6.69 for a Street Meal Deal, which includes a Street Burrito, two Street Tacos, fresh chips and a soft drink. Most units also offer a selection of imported Mexican and domestic beers.

To provide added variety, from time to time we introduce limited-time-only offerings such as our grilled mesquite shrimp tacos, crispy shrimp tacos and cheese enchiladas.

Most of our restaurants offer a HealthMex section on their menu. Our HealthMex items are designed to have less than 20% of their calories from fat, and include, among other things, a chargrilled Mahi Mahi taco and a chargrilled chicken burrito served on a whole wheat tortilla.

Our Kid’s Meals consist of a choice of chicken taquitos, chicken bites, our World Famous Fish Taco, a cheese quesadilla or a bean & cheese burrito, along with a side dish of beans, rice, or chips, a small drink, and a toy surprise.

DECOR AND ATMOSPHERE

We believe that the decor and atmosphere of our restaurants are critical factors in our guests’ overall dining experience. In 2005, we began a multi-year re-image program for our existing restaurants so that our interiors and exteriors display distinctive designs that match our high-quality, fresh food. During 2005, we re-imaged 27 of our restaurants and plan to re-image at least 30 of our restaurants in 2006.

MARKETING

We use radio broadcast advertising as a marketing tool to increase our brand awareness, attract new guests and build guest loyalty. Our advertising is designed to portray a high-quality, affordable, fast-casual Mexican food restaurant and to promote limited-time price driven offers or introduce new products to increase sales and transactions. Examples of these offers include limited-time-only product introductions, such as our crispy shrimp tacos, as well as occasional price promotions, such as our one-dollar World Famous Fish Taco special. Media used for these promotions include radio and in-restaurant merchandising materials. We believe word-of-mouth advertising is also a key component in attracting new guests.

Local store marketing and e-marketing are used to increase community awareness and generate traffic on a local level. A series of programs are available to allow our local managers to target various locations within the community and trade area surrounding their location.

As part of our expansion strategy, we select target markets which we believe will support multiple units and the efficient use of broadcast advertising. We sometimes utilize local public relations initiatives to help establish brand awareness for new restaurants as we build toward media efficiency. In fiscal 2005, we spent approximately $6.0 million on marketing. We expect our marketing expenditures to increase as we add new restaurants and focus on building awareness to drive new guests to our units and increase repeat visits by existing customers.

OPERATIONS

UNIT MANAGEMENT AND EMPLOYEES

We currently have approximately 3,000 employees. Our typical restaurant employs one general manager, one to two assistant managers and 18 to 22 hourly employees, approximately 40% of which are full-time employees and approximately 60% of which are part-time employees. The general manager is responsible for the day-to-day operations of the restaurant, including food quality, service, staffing and product ordering. We seek to hire experienced general managers and staff and to motivate and retain them by providing opportunities for increased responsibilities and advancement, as well as performance-based cash incentives. These performance incentives are tied to sales and profitability. We also have granted general managers options to purchase shares of our common stock when hired or promoted. All hourly employees in our restaurants are eligible for self funded health benefits immediately upon hire. All restaurant management and corporate employees are eligible for health benefits the first day of the month following two months of full-time, continuous employment. Employees over 21 years of age who have worked for us for more than one year are eligible to participate in our 401(k) plan.

We currently employ 14 district managers, each of whom reports to one of three regional directors. These district managers oversee restaurant management in all phases of operation, as well as assist in opening new units. These district managers and the three regional directors are eligible to participate in our cash bonus and stock incentive plans.

TRAINING

We strive to maintain quality and consistency in each of our units through the careful training and supervision of personnel and the establishment of, and adherence to, high standards of personnel performance, food and beverage preparation, guest service, and maintenance of facilities. We have implemented a training program that is designed to teach new managers the technical and supervisory skills necessary to direct the operations of our restaurants in a professional and profitable manner. Each manager must successfully complete a five-week training course, which includes hands-on experience in both the kitchen and dining areas for our restaurants. They are also required to study our operations manuals and to view videotapes relating to food and beverage handling (particularly food safety and sanitation), preparation and service. In addition, we maintain a continuing education program to provide our unit managers with ongoing training and support. We strive to maintain a team-oriented atmosphere and attempt to instill enthusiasm and dedication in our employees. We regularly solicit employee suggestions concerning how we can improve our operations in order to be responsive to both them and our guests.

QUALITY CONTROLS

Our emphasis on excellent guest service is enhanced by our quality control programs. We welcome comments on the quality of service and food at our restaurants by maintaining a toll-free guest hotline and a guest feedback form on our website, and by periodically distributing guest surveys. District managers are directly responsible for ensuring that guest comments are addressed appropriately to achieve a high level of guest satisfaction. Our Director of Food and Beverage is also responsible for ensuring product consistency and quality among our restaurants.

HOURS OF OPERATION

Our units are generally open Sunday through Thursday from 10:30 a.m. until 10:00 p.m., and on Friday and Saturday from 10:30 a.m. to 11:00 p.m.

MANAGEMENT INFORMATION SYSTEMS

All of our restaurants use computerized point-of-sale systems, which are designed to improve operating efficiency, provide corporate management timely access to financial and marketing data, and reduce restaurant and corporate administrative time and expense. These systems record each order and print the food requests in the kitchen for the cooks to prepare. The data captured for use by operations and corporate management includes gross and net sales amounts, cash and credit card receipts and quantities of each menu item sold. Sales and receipt information is transmitted to the corporate office daily, where it is reviewed and reconciled by the accounting department before being recorded in the accounting system. The daily sales information is transmitted nightly to the corporate office and distributed to management via an intranet web page each morning. A Windows-based back office system is used in all operating units to manage food cost, labor cost and sales reporting. On a weekly basis, a report of actual food cost compared to ideal food cost is also generated.

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

TRADEMARKS AND SERVICE MARKS

We have maintained registrations for two trademarks and nine service marks including, but not limited to, “Rubio’s,” “Rubio’s Baja Grill, Home of the Fish Taco,” “Home of the Fish Taco,” “HealthMex,” “Fish (Pesky) Caricature,” “Baja Grill,” “Best of Baja,” “True Baja,” “Rubio’s Crispy Shrimp” and “Rubio’s Fresh Mexican Grill” with the United States Patents and Trademark Office. In addition, we have filed applications for “Rubio’s Baja Gourmet Burritos,” “Rubio’s Street Tacos,” “Street Tacos,” “Rubio’s Lettuce Tacos,” “Cerveza Time,” “Rubio’s Street Burritos,” “Street Burrito,” “Taco Meal Deals,” “Burrito Meal Deals,” “Street Meal Deals” and “World Famous Fish Tacos.” We believe that our trademarks, service marks and other proprietary rights have significant value and are important to the marketing of our restaurant concept.

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

GOVERNMENT REGULATION

Our restaurants are subject to licensing and regulation by state and local health, sanitation, safety, fire and other authorities, including licensing and permit requirements for the sale of alcoholic beverages and food. To date we have not experienced an inability to obtain or maintain any necessary licenses, permits or approvals. In addition, the development and construction of additional units are also subject to compliance with applicable zoning, land use and environmental regulations.

SEC FILINGS; INTERNET ADDRESS

Our Internet address is www.rubios.com. We file our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports with the SEC and make such filings available, free of charge, on www.rubios.com, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. The information found on our website shall not be deemed incorporated by reference by any general statement incorporating by reference this report into any filing under the Securities Act of 1933 or under the Securities Exchange Act of 1934, except to the extent we specifically incorporate the information found on our website by reference, and shall not otherwise be deemed filed under such Acts.

Item 1A. RISK FACTORS

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

OUR CURRENT PLANS TO INCREASE OUR BRAND RECOGNITION COULD HAVE A MATERIAL ADVERSE IMPACT ON THE COMPANY.

We are working on a number of projects designed to improve the strength of our brand and increase sales. These projects include a 3-5 year restaurant re-image program for existing restaurants, signage changes, and new menu items.

The implementation of these projects has capital costs and expenses associated with it. The recent re-imaging cost ranges from $65,000 to $70,000 per location. There is a risk that if these changes do not result in further increased sales, either through increased transactions or higher average check or both, there could be a material adverse impact on our company’s earnings. Also, the capital requirements of these projects could have an adverse material impact on our cash balances and long-term liquidity.

OUR FAILURE OR INABILITY TO ENFORCE OUR CURRENT AND FUTURE TRADEMARKS AND TRADE NAMES COULD ADVERSELY AFFECT OUR EFFORTS TO ESTABLISH BRAND EQUITY.

Our ability to successfully expand our concept will depend on our ability to establish and maintain "brand equity" through the use of our current and future trademarks, service marks, trade dress and other proprietary intellectual property, including our name and logos. We currently hold two registered trademarks and have nine service marks relating to our brand and we have filed applications for twelve additional marks. Some or all of the rights in our intellectual property may not be enforceable, even if registered against any prior users of similar intellectual property or our competitors who seek to utilize similar intellectual property in areas where we operate or intend to conduct operations. If we fail to enforce any of our intellectual property rights, we may be unable to capitalize on our efforts to establish brand equity. It is also possible that we will encounter claims from prior users of similar intellectual property in areas where we operate or intend to conduct operations, which could result in additional expenditures and divert management’s time and attention from our operations.

WE MAY NOT BE SUCCESSFUL IN FULLY IMPLEMENTING AND EXECUTING OUR FRANCHISE PROGRAM.

We started a franchise program by entering into agreements with three franchisee groups between 2001 and 2002. In April 2003, our relationship with one of the franchisee groups was terminated when the group defaulted on its franchise agreement and closed its franchised location. We re-opened this unit as a company-owned restaurant in May 2003, but subsequently closed it in December 2005. In September 2003, we agreed to acquire a franchisee’s location, with the stipulation that this franchisee would build a new location in a separate area. As of March 15, 2006, this new location has not been completed. We currently have three franchise agreements representing five franchised restaurants. Restaurant companies typically rely on franchise revenues as a significant source of revenues and potential for growth. The opening and success of our franchised restaurants depend on a number of factors, including availability of suitable sites, our ability to obtain acceptable lease or purchase terms for new locations, permitting and government regulatory compliance and our ability to meet construction schedules. The franchisees may not have all of the business abilities or access to financial resources necessary to open our restaurants or to successfully develop or operate our restaurants in their franchise areas in a manner consistent with our standards. Our inability to successfully execute our franchising program could adversely affect our business and results of operations.

IF WE ARE NOT ABLE TO SUCCESSFULLY PURSUE OUR EXPANSION STRATEGY, OUR BUSINESS AND RESULTS OF OPERATIONS MAY BE ADVERSELY IMPACTED.

We currently plan to open 10 to 12 company-owned restaurants in 2006, one of which has opened as of March 15, 2006. None of the planned 2006 openings are outside California or Arizona. In addition, our 3-5 year expansion plan target is an annual growth rate of 10% to 15%, beginning in 2007. Our ability to successfully achieve our expansion strategy will depend on a variety of factors, many of which are beyond our control.

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

IF THE AMOUNTS THAT WE HAVE ACCRUED IN CONNECTION WITH THE CLOSURE OF SELECTED STORES ARE INADEQUATE, WE MAY EXPERIENCE ADVERSE EFFECTS ON OUR EARNINGS EXPECTATIONS.

Our accruals for expenses related to store closures are estimates. Estimates are inherently uncertain, and actual results may deviate, perhaps substantially, from our estimates as a result of the many risks and uncertainties affecting our business, including, but not limited to, those set forth in these risk factors. The amounts we have recorded for store closures are based on our current assessments of the conditions of these locations. The market for, and physical condition of, these locations may change in the future and materially affect our future earnings. We will review these accruals on a quarterly basis and may make adjustments that have a material positive or negative impact on our future earnings.

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

THE RESTAURANT INDUSTRY IS INTENSELY COMPETITIVE AND WE MAY NOT HAVE THE RESOURCES TO COMPETE ADEQUATELY.

The restaurant industry is intensely competitive. There are many different segments within the restaurant industry that are distinguished by types of service, food types and price/value relationships. We position our restaurants in the high-quality, fast casual Mexican restaurant segment of the industry. We also compete indirectly with full-service Mexican restaurants and fast food restaurants, particularly those focused on Mexican food. Competition in our industry segment is based primarily upon food quality, price, restaurant ambiance, service and location. Many of our direct and indirect competitors are well-established national, regional or local chains and have substantially greater financial, marketing, personnel and other resources than we do. If we are unable to compete effectively in our industry segment, our business and operations will be adversely affected.

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

VARIOUS GOVERNMENT REGULATIONS MAY IMPACT OUR BUSINESS.

The restaurant industry is subject to licensing and regulation by state and local health, sanitation, safety, fire and other authorities, including licensing requirements and regulations related to the preparation and sale of food and the sale of alcoholic beverages, as well as laws governing our relationships with employees. See “Labor and Employment Laws and Regulations May Impact our Business” below. The inability to obtain or maintain such licenses or to comply with applicable regulations could adversely affect our results of operations. We are also subject to federal regulation and certain state laws, governing the offer and sale of franchises. Many state franchise laws impose substantive requirements on franchise agreements, including limitations on noncompetition provisions and on provisions concerning the termination or nonrenewal of a franchise. The failure to obtain or retain licenses or approvals to sell franchises could adversely affect us and our franchisees. Changes in, and the cost of compliance with, government regulations could also have a material adverse effect on our operations.

WE ARE REQUIRED TO EVALUATE OUR INTERNAL CONTROLS UNDER SECTION 404 OF THE SARBANES-OXLEY ACT OF 2002 AND ANY ADVERSE RESULTS FROM SUCH EVALUATION COULD RESULT IN A LOSS OF INVESTOR CONFIDENCE IN OUR FINANCIAL REPORTS AND HAVE AN ADVERSE EFFECT ON OUR STOCK PRICE.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, beginning as early as with the annual report on Form 10-K for our fiscal year ending December 30, 2007, we will be required to furnish a report by our management on our internal control over financial reporting. Such report must contain, among other matters, an assessment of the effectiveness of our internal control over financial reporting and audited consolidated financial statements as of the end of our fiscal year. This assessment must include disclosure of any material weaknesses in our internal control over financial reporting identified by management. Each year we must perform the system and process documentation and evaluation needed to comply with Section 404, which is both costly and challenging. During this process, if our management identifies one or more material weaknesses in our internal control over financial reporting, we will be unable to assert such internal control is effective. If we are unable to assert that our internal control over financial reporting is effective (or if our auditors are unable to attest that our management's report is fairly stated or they are unable to express an unqualified opinion on the effectiveness of our internal controls), investors could lose confidence in the accuracy and completeness of our financial reports, which could have an adverse effect on our stock price.

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

Additionally, the State of California has increased benefits required to be provided to employees covered under workers’ compensation insurance. Federal and state laws may also require us to provide paid and unpaid leave to our employees, which could result in significant additional expense to us.

IF WE ARE NOT ABLE TO ANTICIPATE AND REACT TO INCREASES IN OUR FOOD AND LABOR COSTS, OUR PROFITABILITY COULD BE ADVERSELY AFFECTED.

Our restaurant operating costs principally consist of food and labor costs. Our profitability is dependent on our ability to anticipate and react to changes in these costs. Various factors beyond our control, including adverse weather conditions and short supply, may affect our food costs. Changes in government regulations could also affect both our food costs and labor costs. We may be unable to anticipate and react to changing costs, whether through our purchasing practices, menu composition or menu price adjustments in the future. In the event that cost increases cause us to increase our menu prices, we face the risk that our guests will choose to patronize lower-priced restaurants. Failure to react in a timely manner to changing food and labor costs, or to retain guests if we are forced to raise menu prices, could have a material adverse effect on our business and results of operations.

OUR RESTAURANTS ARE CONCENTRATED IN THE WESTERN REGION OF THE UNITED STATES, AND THEREFORE, OUR BUSINESS IS SUBJECT TO FLUCTUATIONS IF ADVERSE CONDITIONS OCCUR IN THAT REGION.

As of March 15, 2006, all but five of our existing restaurants are located in the western region of the United States. Accordingly, we are susceptible to fluctuations in our business caused by adverse economic or other conditions in this region, including natural disasters, terrorist activities or similar events. Our significant investment in, and long-term commitment to, each of our units limits our ability to respond quickly or effectively to changes in local competitive conditions or other changes that could affect our operations. In addition, some of our competitors have many more units than we do. Consequently, adverse economic or other conditions in a region, a decline in the profitability of several existing units or the introduction of several unsuccessful new units in a geographic area, could have a more significant effect on our results of operations than would be the case for a company with a larger number of restaurants or with more geographically dispersed restaurants.

WE MAY NOT PREVAIL IN OUR DEFENSE OF THE CLASS ACTION CLAIMS RELATED TO CALIFORNIA EXEMPT EMPLOYEE LAWS.

During 2001, two similar class action claims were filed against us. The claims were consolidated into one action. The consolidated action involves the issue of whether current and former employees in the general manager and assistant manager positions who worked in our California restaurants during specified time periods were misclassified as exempt and deprived of overtime pay. The consolidated complaint also asserts claims for alleged missed meal and rest breaks. In addition to unpaid overtime, these cases seek to recover waiting time penalties, interest, attorneys’ fees and other types of relief on behalf of the current and former employees that these former employees purport to represent.

The Company believes these cases are without merit and intends to vigorously defend against the related claims. These cases are in the early stages of discovery. On November 9, 2005, the Court certified a class of assistant managers and has not yet ruled on the adequacy of the proposed class representative for the class of general managers. The Company is presently unable to predict the probable outcome of this matter or the amounts of any potential damages at issue. An unfavorable outcome in this matter or a significant settlement could have a material impact on the Company’s financial position and results of operations.

AS A RESTAURANT SERVICE PROVIDER, OUR BUSINESS MAY BE ADVERSELY AFFECTED BY NEGATIVE PUBLICITY OR CLAIMS FROM OUR GUESTS.

We may be the subject of complaints or litigation from guests alleging food-related illness, injuries suffered on our premises or other food quality, health or operational concerns. Adverse publicity resulting from such allegations may materially affect us and our restaurants, regardless of whether such allegations are true or whether we are ultimately held liable. A lawsuit or claim could result in an adverse decision against us that could have a material adverse effect on our business and results of operations.

OUR CURRENT INSURANCE MAY NOT PROVIDE ADEQUATE LEVELS OF COVERAGE AGAINST LOSSES, CLAIMS OR THE EFFECTS OF ADVERSE PUBLICITY.

We may incur certain losses that are uninsurable or that we believe are not economically insurable, such as losses due to earthquakes and other natural disasters. In view of the location of many of our existing and planned units, our operations are particularly susceptible to damage and disruption caused by earthquakes. Further, although we maintain insurance coverage for employee-related litigation, the deductible per incident is high and because of the high cost, we carry only limited insurance for the effects of such claims. In addition, punitive damage awards are generally not covered by insurance. We may also be subject to litigation which, regardless of the outcome, could result in adverse publicity and damages. Such litigation, adverse publicity or damages could have a material adverse effect on our business and results of operations. From time to time, employee related claims are brought against us. These claims and expenses related to these claims typically have not been material to our overall financial performance. We may, however, experience claims or be the subject of complaints or allegations from former, current or prospective employees from time to time that are material in nature and that may have a material adverse effect on our financial results.

WE MAY INCUR SIGNIFICANT REAL ESTATE RELATED COSTS AND LIABILITIES WHICH COULD ADVERSELY AFFECT OUR FINANCIAL CONDITION

The majority of our units are leased locations in multi-unit retail centers. The age and condition of the real estate we occupy varies. Some of our locations may require significant repairs due to normal deterioration or due to sudden and unanticipated incidents, such as plumbing failures. It is difficult to predict how many of our unit locations will require major repairs or refurbishment and it is also difficult to predict what portion of these potential costs would be covered by insurance. Also, as a lessee of real estate, we are subject to and have received claims that our operations at these locations may have caused property damage or personal injury to others. The fact that the majority of our units are located in multi-unit retail buildings means that if there is a plumbing failure or other event in one of our units, neighboring tenants may be affected, which can subject us to liability for property damage and personal injuries. If we were to incur increased real estate costs and liabilities, it could adversely affect our financial condition and results of operations.

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

THE INTERESTS OF OUR CONTROLLING STOCKHOLDERS MAY CONFLICT WITH YOUR INTERESTS.

As of March 15, 2006, our executive officers, directors and entities affiliated with them, in the aggregate, beneficially own approximately 34.4% of our outstanding common stock. These stockholders may be able to influence the outcome of matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may also have the effect of delaying or preventing a change in control of our Company and could also depress our stock price.

MANAGEMENT

OUR EXECUTIVE OFFICERS

As of March 15, 2006 our executive officers are as follows:

NAME	AGE	POSITION WITH THE COMPANY
Ralph Rubio	50	Chairman of the Board and Chief Executive Officer
John Fuller	43	Chief Financial Officer
Lawrence Rusinko	45	Vice President of Marketing
Carl Arena	52	Vice President of Development
Gerry Leneweaver	59	Vice President of People Services

RALPH RUBIO, the Company’s co-founder, has been Chairman of the Board of Directors of Rubio’s Restaurants, Inc. since 1983. Mr. Rubio also served as our Chief Executive Officer from 1983 to November 2004 and has been our Chief Executive Officer since December 2005. Prior to founding Rubio’s, Mr. Rubio was employed in restaurant management and in various other positions at the Old Spaghetti Factory, Hungry Hunter and Harbor House restaurant chains. Mr. Rubio holds a Bachelor of Arts degree in Liberal Studies from San Diego State University and has more than 30 years of experience in the restaurant industry.

JOHN FULLER has been Chief Financial Officer since June 2003. Prior to joining Rubio’s in 2003, Mr. Fuller served as Corporate Controller of Del Taco from March 2002 until June 2003. Prior to that, Mr. Fuller served as Senior Vice President/CFO for Edwards Theaters from October 1998 until October 2001 and as Vice President/Controller of CKE Restaurants, Inc. from September 1994 until October 1998. Mr. Fuller is a certified public accountant and spent nine years with KPMG in their Orange County audit department. Mr. Fuller holds a Bachelor of Arts degree in Economics from the University of California, Los Angeles.

LAWRENCE A. RUSINKO has been Vice President of Marketing since October 2005.  Prior to joining Rubio’s in 2005, Mr. Rusinko served as Senior Vice President of Marketing at Friendly’s, a family dining and ice cream concept, from July 2003 until May 2005. Prior to that, Mr. Rusinko served for over 8 years at Panera Bread as Director of Marketing from May 1995 until March 1997 and as Vice President of Marketing from April 1997 until July 2003, and spent 6 ½ years in various marketing positions of progressive responsibility at Taco Bell.  Mr. Rusinko holds a Bachelor of Science degree in Industrial Engineering from Northwestern University and an MBA from the J.L. Kellogg Graduate School of Management at Northwestern University.

CARL ARENA has been Vice President of Development since January 2005. Prior to joining Rubio’s, Mr. Arena served as Executive Director, Development for Johnny Rockets Group, Inc. from May of 2004 to January of 2005.  Prior to that, from October of 2000 to May of 2004, Mr. Arena was Managing Member of Arena Realty Advisors, LLC, in Orange County, where he worked with such clients as CKE Restaurants and Yum Brands. He also spent 13 years with CKE Restaurants, where he was Vice President of Real Estate. Mr. Arena holds a Bachelor of Arts degree in History from California State University, Fullerton and a Juris Doctor degree from Western State University School of Law.

GERRY LENEWEAVER has been Vice President of People Services since June 2005.  Prior to joining Rubio’s, Mr. Leneweaver led his own human resources consulting firm, AGL Associates, in Boston, most recently from February 2004 to May 2005.  Prior to that, Mr. Leneweaver served as Senior Vice President of Human Resources at American Hospitality Concepts, Inc (The Ground Round, Inc.) from May 1999 to February 2004.  He has also been in senior management roles at TGI Friday’s, Inc., The Limited, Inc., Atari, Inc., and PepsiCo, Inc. (Pizza Hut and Frito-Lay).  He holds a Bachelor of Science degree in Industrial Relations from LaSalle University in Philadelphia

Item 1B. UNRESOLVED STAFF COMMENTS

None.

Item 2. PROPERTIES

Our corporate headquarters, consisting of approximately 16,500 square feet, are located in Carlsbad, California. The principal executive offices of our wholly-owned subsidiary, Rubio’s Restaurants of Nevada, Inc. are also located in Carlsbad, California. We occupy our headquarters under a lease that was extended until March 31, 2011, with options to extend the lease for an additional eight years. We lease each of our restaurant facilities with the exception of one unit in El Cajon, California where the Company owns the building but leases the land. The majority of the leases are for 10-year terms and include options to extend the terms. The majority of the leases also include both fixed rate and percentage-of-sales rent provisions.

Item 3. LEGAL PROCEEDINGS

During 2001, two similar class action claims were filed against us. The claims were consolidated into one action. The consolidated action involves the issue of whether current and former employees in the general manager and assistant manager positions who worked in our California restaurants during specified time periods were misclassified as exempt and deprived of overtime pay. The consolidated complaint also asserts claims for alleged missed meal and rest breaks. In addition to unpaid overtime, these cases seek to recover waiting time penalties, interest, attorneys’ fees and other types of relief on behalf of the current and former employees that these former employees purport to represent.

The Company believes these cases are without merit and intends to vigorously defend against the related claims. These cases are in the early stages of discovery. On November 9, 2005, the Court certified a class of assistant managers and has not yet ruled on the adequacy of the proposed class representative for the class of general managers. The Company is presently unable to predict the probable outcome of this matter or the amounts of any potential damages at issue. An unfavorable outcome in this matter or a significant settlement could have a material impact on the Company’s financial position and results of operations.

We are not aware of any other litigation that we believe could have a material adverse effect on our financial position, results of operations or business.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of our stockholders during the quarter ended December 25, 2005.

PART II

Item 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is listed on the Nasdaq National Market under the symbol RUBO. Our common stock began trading on May 21, 1999. The closing sales price of our common stock on the Nasdaq on March 15, 2006 was $10.20.

The following table sets forth, for the periods indicated, the high and low sales prices for our common stock for each quarter of our two most recent fiscal years, as regularly reported on the Nasdaq National Market. Such quotations represent inter-dealer prices without retail markup, markdown or commission and may not necessarily represent actual transactions.
	High	Low
2004:
First Quarter	$6.89	$5.18
Second Quarter	$8.41	$6.52
Third Quarter	$9.53	$7.65
Fourth Quarter	$13.48	$8.81
2005:
First Quarter	$12.48	$9.66
Second Quarter	$10.40	$8.15
Third Quarter	$10.59	$8.51
Fourth Quarter	$9.59	$8.12

Since our initial public offering in May 1999, we have not declared or paid any cash dividends on our common stock. We currently intend to retain all earnings for the operation and expansion of our business and do not intend to pay any cash dividends in the foreseeable future. As of March 15, 2006, there were approximately 5,309 beneficial holders of our common stock, including 348 holders of record.

Item 6. SELECTED FINANCIAL DATA

Our fiscal year is 52 or 53 weeks, ending the last Sunday in December. Fiscal 2005, 2004, 2003, 2002 and 2001 include 52 weeks.

The following selected consolidated financial data should be read in conjunction with our consolidated financial statements and the notes thereto appearing elsewhere in this report and with Management’s Discussion and Analysis of Financial Condition and Results of Operations included under Item 7 of this report. These historical results are not necessarily indicative of the results to be expected in the future.

	Fiscal Years
	2005	2004	2003	2002	2001
	(in thousands, except per share data)
CONSOLIDATED STATEMENTS OF OPERATIONS DATA:
Restaurant sales	$140,496	$137,197	$124,786	$119,310	$112,728
Franchise and licensing revenues	261	203	204	253	211
Total revenues	140,757	137,400	124,990	119,563	112,939
Costs and expenses:
Cost of sales	37,997	37,426	36,052	32,580	31,368
Restaurant labor	45,801	44,791	42,355	38,844	38,612
Restaurant occupancy and other	33,732	31,438	30,471	27,976	25,061
General and administrative expenses	15,844	11,412	10,315	9,625	10,316
Depreciation and amortization	7,764	7,322	6,993	6,525	6,531
Pre-opening expenses	147	218	488	277	841
Asset impairment and store closure expense (reversal)	275	(10)	2,071	(811)	11,551
Loss on disposal/sale of property	520	39	233	248	102
Total costs and expenses	142,080	132,636	128,978	115,264	124,382
Operating income (loss)	(1,323)	4,764	(3,988)	4,299	(11,443)
Other income (expense), net	444	154	(6)	(14)	170
Income (loss) before income taxes	(879)	4,918	(3,994)	4,285	(11,273)
Income tax (expense) benefit	651	(1,878)	1,569	(1,706)	4,245
Net income (loss)	$(228)	$3,040	$(2,425)	$2,579	$(7,028)

Net income (loss) per share
Basic	$(0.02)	$0.33	$(0.27)	$0.29	$(0.79)
Diluted	(0.02)	0.32	(0.27)	0.28	(0.79)
Shares used in calculating net income (loss) per share
Basic	9,378	9,135	9,093	9,017	8,920
Diluted	9,378	9,388	9,093	9,137	8,920

SELECTED OPERATING DATA:
Percentage change in comparable store sales (1)	1.2%	4.3%	1.8%	1.6%	(0.3%)
Percentage change in number of transactions (2)	0.2%	4.0%	(3.1%)	(0.2%)	(4.4%)
Percentage change in price per transaction (3)	1.0%	0.3%	5.1%	1.8%	4.3%

	Fiscal Years
	2005	2004	2003	2002	2001
CONSOLIDATED BALANCE SHEET DATA:
Cash and cash equivalents	$5,972	$7,315	$6,483	$8,578	$4,710
Total assets	58,591	57,188	52,306	51,506	51,776
Long-term debt, including current portion	—	—	—	1,000	1,000
Total stockholders’ equity	40,965	39,740	35,150	37,319	34,023

(1)
Comparable restaurant sales are computed on a daily basis, and then aggregated to determine comparable restaurant sales on a quarterly or annual basis. A restaurant is included in this computation after it has been open for 15 fiscal periods. As a result, a restaurant may be included in this computation for only a portion of a given quarter or year.

(2)	Numbers of transactions are compiled by the Company’s point-of-sales system.
(3)	Price per transaction is derived from the Company’s net sales, which reflects discounts and coupons.

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THE FOLLOWING DISCUSSION OF OUR FINANCIAL CONDITION AND RESULTS OF OPERATIONS SHOULD BE READ IN CONJUNCTION WITH OUR CONSOLIDATED FINANCIAL STATEMENTS AND NOTES THERETO APPEARING ELSEWHERE IN THIS REPORT. SEE “RISK FACTORS” UNDER ITEM 1A OF THIS REPORT REGARDING CERTAIN FACTORS KNOWN TO US THAT COULD AFFECT OUR FUTURE OPERATING RESULTS.

OVERVIEW

We opened our first restaurant under the name “Rubio’s, Home of the Fish Taco” in 1983. As of March 15, 2006, we have grown to 155 restaurants, including 150 Company-operated and five franchise locations. We also license our concept for three non-traditional locations at Petco Park in San Diego, the San Diego International Airport and the Arrowhead Pond of Anaheim. We position our restaurants in the high-quality, fresh, distinctive and affordable fast-casual Mexican cuisine segment of the restaurant industry. Our business strategy is to become a leading brand in this industry segment.

During 2005, we continued to focus on ways to improve our economic model and enhance the overall experience of guests in our restaurants. To increase revenues, we expanded our “Fresh and Affordable” menu in early 2005, introduced some new products such as the mesquite shrimp taco and continued to work on initiatives that improve speed of service, cleanliness and our restaurant appearance. We initiated a system wide re-imaging program, under which we re-imaged 27 restaurants in 2005. Our 2005 average unit volume increased from $942,000 to $957,000 due to an increase in comparable store sales of 1.2% and the closure of one underperforming unit.

On the cost and expense side of our economic model, we saw an improvement in cost of sales as a percentage of restaurant sales and managed to keep our labor costs the same percentage of restaurant sales as a year ago. Increases in unit operating expenses, primarily in advertising, utilities, delivery fees and credit card fees, contributed to a decline in our restaurant operating margins.

We opened five new restaurants (includes one replacement restaurant) in 2005 and plan to open 10 to 12 new restaurants in 2006, with an annual growth rate of 10% to 15% per year for the next three to five years.

General and administrative costs increased significantly in 2005. We added head count to allow us to execute our development plans as well as to better support our restaurants through hiring, developing and training our new team members. We also experienced large operating expenses outside of our normal restaurant operations support in 2005. Legal and professional fees for previous years' consolidated financial statement restatements, SOX documentation and on going litigation defense amounted to $1.1 million for the first three quarters of the fiscal year. In the fourth quarter of 2005, an additional $2.6 million was recorded related to executive separation of $200,000 severance and $562,000 revaluation of stock options; legal fees and lobster lawsuit settlement costs of $553,000; other legal and professional fees of $631,000; executive search and relocation expenses of $404,000 and other miscellaneous expenses of $250,000.

We also recorded charges for closing our only restaurant in Oregon during the fourth quarter of 2005. The store closure accrual was increased by $288,000 to represent the expected shortfall between rents and other costs owed versus amounts received from a proposed sub-lease for the remainder of our lease. In addition, loss on disposal of property was $520,000 due to the Company’s re-imaging program, assets disposed of with the store closure as well as abandoned projects including the elimination of margarita machine from certain of our restaurants.

Our balance sheet remains strong. Cash and cash equivalents, short-term investments and long-term investments at December 25, 2005 were $14.7 million and we have no outstanding debt. We believe we are positioned well for our future restaurant development plans and have the corporate infrastructure in place to continue to support existing and new restaurants in 2006 and future years.

CRITICAL ACCOUNTING POLICIES

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of these consolidated financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingencies at the date of the consolidated financial statements as well as the reported amounts of revenues and expenses during the reported period.

Management evaluates these estimates and assumptions on an ongoing basis including those relating to impairment of assets, restructuring charges, contingencies and litigation. Our estimates and assumptions have been prepared on the basis of the most current information available, and actual results could differ from these estimates under different assumptions and conditions.

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

ASSET IMPAIRMENT AND STORE CLOSURE EXPENSE (REVERSAL) - We evaluate the carrying value of long-lived assets for impairment when a restaurant experiences a negative event, including, but not limited to, a significant downturn in sales, a substantial loss of customers, an unfavorable change in demographics or a store closure. Upon the occurrence of a negative event, we estimate the future undiscounted cash flows for the individual restaurants that are affected by the negative event. If the projected undiscounted cash flows do not exceed the carrying value of the assets at each restaurant, we recognize an impairment loss to reduce the assets’ carrying amounts to their estimated fair value (for assets to be held and used) and fair value less cost to sell (for assets to be disposed of) based on the discounted projected cash flows derived from the restaurant. The most significant assumptions in the analysis are those used to estimate a restaurant's future cash flows. We use the assumptions in our strategic plan and modify them as necessary based on restaurant specific information. If the significant assumptions are incorrect, the carrying value of our operating restaurant assets, as well as the related impairment charge, may be overstated or understated. We estimate that it takes a new restaurant approximately 24 months to reach operating efficiency. Any restaurant open 24 months or less, therefore, is not included in the analysis of long-lived asset impairment, unless other events or circumstances arise.

We make decisions to close stores based on their cash flows and anticipated future profitability. We record losses associated with the closure of a restaurant at the time the unit is closed. These store closure charges primarily represent a liability for the future lease obligations after the closure dates, net of estimated sublease income, if any. The amount of our store closure liability, and related store closure charges, may decrease if we are successful in either terminating a lease early or obtaining a more favorable sublease, and may increase if any of our sublessees default on their leases.

Asset impairment and store closure expense are estimates that we have recorded based on reasonable assumptions related to our restaurant locations at this point in time. The conditions regarding these locations may change in the future and could be materially affected by factors such as our ability to maintain or improve sales levels, our ability to secure subleases, our success at negotiating early termination agreements with lessors, the general health of the economy and resultant demand for commercial property. Because the factors used to estimate impairment and store closure expense are subject to change, amounts recorded may not be sufficient, and adjustments may be necessary.

PROPERTY - Property is stated at cost. A variety of costs are incurred in the leasing and construction of restaurant facilities. The costs of buildings under development include specifically identifiable costs. The capitalized costs include development costs, construction costs, salaries and related costs, and other costs incurred during the acquisition or construction stage. Salaries and related costs capitalized totaled $51,000, $61,000, and $71,000 for fiscal years 2005, 2004, and 2003, respectively. Depreciation and amortization of buildings, leasehold improvements, and equipment are computed using the straight-line method over the shorter of the estimated useful lives of the assets or the initial lease term for certain leased properties (buildings and improvements range from 10 to 20 years, and equipment 3 to 7 years). For leases with renewal periods at the Company’s option, the Company generally uses the original lease term, excluding renewal option periods to determine useful lives; if failure to exercise a renewal option imposes an economic penalty to the Company, management may determine at the inception of the lease that renewal is reasonably assured and include the renewal option period in the determination of appropriate estimated useful lives. The Company’s policy requires lease term consistency when calculating the depreciation period, in classifying the lease, and in computing straight-line rent expense.

SELF-INSURANCE LIABILITIES - We are self-insured for a portion of our workers’ compensation insurance program. Maximum self-insured retention, including defense costs per occurrence was $350,000 during each of our claim years ended October 31, 2004 and 2005. We account for insurance liabilities based on independent actuarial estimates of the amount of loss incurred. These estimates rely on actuarial observations of industry-wide historical claim loss development. Our actual loss development may be better or worse than the development estimated by the actuary. In that event, we will modify the accrual, and our operating expenses will increase or decrease accordingly. Consistent with trends the restaurant industry has experienced in recent years, particularly in California where claim loss trends are among the highest in the country, workers’ compensation liability premiums continue to increase.

REVENUE RECOGNITION - Revenues from the operation of Company-owned restaurants are recognized when sales occur. Franchise revenue is comprised of (i) area development fees, (ii) new store opening fees, and (iii) royalties. Fees received pursuant to area development agreements under individual franchise agreements, which grant the right to develop franchised restaurants in future periods in specific geographic areas, are deferred and recognized as revenue on a pro rata basis as the individual franchised restaurants subject to the development agreements are opened. New store opening fees are recognized as revenue in the month a franchised location opens. Royalties from franchised restaurants are recorded in revenue as earned.

These accounting policies are applied consistently for all years presented.

RESULTS OF OPERATIONS

All comparisons under this heading between fiscal 2005, 2004, and 2003 refer to the 52-week periods ended December 25, 2005, December 26, 2004, and December 28, 2003.

The following table sets forth our operating results, expressed as a percentage of total revenues, with respect to certain items included in our consolidated statements of operations.

	Fiscal Year Ended
	December 25, 2005	December 26, 2004	December 28, 2003
Total revenues	100.0%	100.0%	100.0%
Costs and expenses:
Cost of sales (1)	27.0	27.3	28.9
Restaurant labor (1)	32.6	32.6	34.0
Restaurant occupancy and other (1)	24.0	22.9	24.4
General and administrative expenses	11.3	8.3	8.3
Depreciation and amortization	5.5	5.3	5.6
Pre-opening expenses	0.1	0.2	0.4
Asset impairment and store closure expense (reversal)	0.2	0.0	1.7
Loss on disposal/sale of property	0.4	0.0	0.2
Operating income (loss)	(0.9)	3.5	(3.2)
Other income (expense), net	0.3	0.1	0.0
Income (loss) before income taxes	(0.6)	3.6	(3.2)
Income tax (expense) benefit	0.5	(1.4)	1.3
Net income (loss)	(0.2)%	2.2%	(1.9)%

(1)	As a percentage of restaurant sales

The following table summarizes the number of restaurants:

	December 25, 2005	December 26, 2004	December 28, 2003
Company-operated	149	146	143
Franchised	5	5	5
Total	154	151	148

Revenues

Total revenues were $140.8 million, $137.4 million, and $125.0 million in fiscal 2005, 2004 and 2003, respectively. The increase in revenues in fiscal 2005 as compared with fiscal 2004 resulted from several factors: first, our four new store openings fiscal 2005 contributed sales of $1.2 million; second, stores opened before fiscal 2005 but not yet in our comparable store base contributed sales of $1.1 million; and third, increased comparable store sales of 1.2% contributed $1.7 million. This increase was slightly offset by a decrease of $0.6 million in sales from the one store that closed in the fourth quarter of fiscal 2004. Units enter the comparable store base after 15 full months of operation. The increase in comparable stores sales in fiscal 2005 from fiscal 2004 was primarily due to a 0.2% increase in the number of transactions, combined with a 1.0% increase in the average check amount. The increase in revenues in fiscal 2004 as compared with fiscal 2003 was primarily due to sales of $2.7 million from our four store openings and two replacement store openings in fiscal 2004, $4.1 million in sales generated by a full twelve months of operations from units opened in fiscal 2003 that were not yet in our comparable store base, and an increase in comparable store sales of 4.3% for $5.8 million. This increase was offset by a decrease of $0.2 million in sales from the four stores that closed in fiscal 2003. The increase in comparable stores sales in fiscal 2004 from fiscal 2003 was primarily due to a 0.3% increase in the average check amount, along with a 4.0% increase in the number of transactions.

Costs and Expenses

Cost of sales increased to $38.0 million in fiscal 2005, from $37.4 million in fiscal 2004 and $36.1 million in fiscal 2003, due primarily to an increase in the number of company-operated restaurants. As a percentage of restaurant sales, cost of sales decreased to 27.0% in fiscal 2005, as compared with 27.3% in fiscal 2004 and 28.9% in 2003. The percentage improvement in fiscal 2005 as compared with fiscal 2004 is a direct result of operational efficiencies and a decrease in the cost of chicken. During the majority of fiscal 2003, we experienced higher food and paper costs associated with our larger portions, more menu variety, expanded salsa bar and upgraded packaging for our brand repositioning, combined with a strong discount promotion during the second quarter of that year. In addition, our new menu variety resulted in an anticipated shift in our product mix from lower priced fish menu items to higher priced chicken and steak menu items. In an effort to reduce these costs, during the last quarter of fiscal 2003, we selected several new vendors, renegotiated contracts with existing vendors, and switched to less expensive packaging, in addition to implementing a modest price increase.

Restaurant labor costs increased to $45.8 million in fiscal 2005 from $44.8 million in fiscal 2004 and $42.4 million in fiscal 2003. As a percentage of restaurant sales, these costs decreased to 32.6% in fiscal 2005 and fiscal 2004 from 34.0% in fiscal 2003. This decrease is primarily the result of our ability to leverage our costs with the increase in our revenue, combined with lower workers’ compensation expenses.

Restaurant occupancy and other costs increased to $33.7 million in fiscal 2005, from $31.4 million in fiscal 2004 and $30.5 million in fiscal 2003. As a percentage of restaurant sales, these costs increased to 24.0% in fiscal 2005 from 22.9% in fiscal 2004 and decreased from 24.4% in fiscal 2003. This increase in fiscal 2005 from 2004 is primarily the result of increased advertising, higher credit card processing, delivery fees due to higher usage as a percentage of restaurant sales, utilities, non-recurring expenses in common area maintenance and property taxes. Unit operating expenses were higher in fiscal 2003 than in fiscal 2004 as we incurred higher training, supply, repair and uniform costs associated with our brand repositioning. In addition, occupancy costs as a percentage of sales were lower in fiscal 2005 compared to fiscal 2004 due to the increase in the average unit volumes.

General and administrative expenses increased to $15.8 million in fiscal 2005, from $11.4 million in fiscal 2004 and $10.3 million in fiscal 2003. As a percentage of revenue, these costs were 11.3% in fiscal 2005 and 8.3% in both fiscal 2004 and fiscal 2003. We added head count to allow us to execute our development plans as well as to better support our restaurants through hiring, developing and training our new team members. We also experienced large operating expenses outside of our normal restaurant operations support in 2005. Legal and professional fees for previous years consolidated financial statement restatements, SOX documentation and on going litigation defense amounted to $1.1 million for the first three quarters of the fiscal year. In the fourth quarter of 2005, an additional $2.6 million was recorded related to executive separation of $200,000 severance and $562,000 revaluation of stock options; legal fees and lobster lawsuit settlement costs of $553,000; other legal and professional fees of $631,000; executive search and relocation expenses of $404,000 and other miscellaneous expenses of $250,000.

Depreciation and amortization increased to $7.8 million in fiscal 2005, from $7.3 million in fiscal 2004 and $7.0 million in fiscal 2003. This increase was primarily due to the additional depreciation on the new restaurants added in 2004 and 2005 as well as with the restaurant re-imaging program.

Pre-opening expenses decreased to $0.1 million in fiscal 2005, from $0.2 million in 2004 and $0.5 million in fiscal 2003. During fiscal 2005, we opened five restaurants compared to six during fiscal 2004 and nine during fiscal 2003. Costs were higher in fiscal 2003 primarily due to two factors. First, four of the restaurants opened in fiscal 2003 were located further away from our home base, causing our training team to incur higher travel costs. Second, costs were incurred during fiscal 2003 for two units that opened during 2004. Costs were lower in fiscal 2005 due in part to the fact that one of the restaurants opened in fiscal 2005 was a replacement unit, and, as such, training costs were minimal.

Asset impairment and store closure expense (reversal) was comprised of a $275,000 charge in fiscal 2005, as compared to a $10,000 net reversal in fiscal 2004, and compared with a charge of $2.1 million, net, during fiscal 2003. The $275,000 charge during fiscal 2005 was the net effect of a charge to impairment of $288,000, for the closure of the Portland, Oregon restaurant, combined with a reversal to store closure of $13,000 based on the recalculation of the closed store accrual for a Phoenix, Arizona restaurant. The $10,000 reversal in fiscal 2004 was the net effect of a $46,000 increase to reflect additional expenses incurred to find a suitable sublessee, combined with a $56,000 reversal to reflect additional sublease income received. The $2.1 million charged during fiscal 2003 was the net result of a $2.5 million charge for asset impairment and a $0.4 million net reduction in our store closure accrual. The $2.5 million charge related to the impairment of sixteen under-performing restaurants as required under Statement of Financial Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Of these locations, five were outside California and four had been previously partially impaired in fiscal 2001. All of the associated restaurants are expected to remain open through the end of their lease terms, generally from 2005 to 2010. The assets impaired at these under-performing locations consisted of leasehold improvements and fixtures and equipment. Fair value of the leasehold improvements was determined based on discounted cash flows and the lower of the net book value or an estimate of current liquidation value for fixtures and equipment. The three factors that led to the impairment charge were the lower than anticipated increases in comparative store sales, higher than anticipated operating costs associated with our system-wide brand repositioning program, and escalating workers’ compensation costs.

Other income (expense), net increased to income of $444,000 in fiscal 2005, compared to income of $154,000 in fiscal 2004 and expense of $6,000 in fiscal 2003. Interest income increased as our investments rose from $3.3 million in fiscal 2003, to $8.7 million in fiscal 2004, and to $8.8 million in fiscal 2005 and due to increased interest rates and a full year benefit of the larger investment balance.

The provision for income taxes for fiscal 2005, 2004, and 2003 is based on the approximate annual effective tax rate applied to the respective period’s pretax book income. During fiscal 2005, we reduced our fiscal 2005 projected annual rate due to our tax planning initiatives. The 74.1% tax benefit applied to fiscal 2005 comprises the federal and state statutory rate benefit, increased by additional benefit for 2005 federal and California targeted employment tax credits, tax-exempt interest and for prior year California targeted employment tax credits and Alternative Minimum Tax credits benefited during 2005.  The 38.2% tax rate applied to fiscal 2004 consisted of the federal and state statutory rates adjusted for benefits associated with federal employment tax credits and tax-exempt interest. The 39.3% tax benefit applied to fiscal 2003 primarily comprises the federal and state statutory rates.

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

INFLATION

Components of our operations subject to inflation include food, beverage, lease, utility, labor and insurance costs. Substantial increases in costs and expenses, particularly food, supplies, labor, and operating expenses could have a significant impact on our operating results to the extent that such increases cannot be passed along to our guests. Our leases require us to pay taxes, maintenance, repairs, insurance and utilities, all of which are subject to inflationary increases. We believe inflation with respect to insurance and utility expenses has had a material impact on our results of operations in 2005, 2004 and 2003.

LIQUIDITY AND CAPITAL RESOURCES

Since we became public in 1999, we have funded our capital requirements through bank debt and cash flows from operations. We generated $5.1 million in cash flows from operating activities in fiscal 2005, $11.7 million in fiscal 2004, and $8.9 million in fiscal 2003.

Net cash used in investing activities was $7.3 million in fiscal 2005, compared to $12.0 million in fiscal 2004 and $10.2 million in fiscal 2003. Net cash used in investing activities in fiscal 2005 included $7.3 million in capital expenditures and $5.2 million in purchases of investments, offset by $5.2 million in proceeds received from the maturities of investments. Net cash used in investing activities in fiscal 2004 included $6.6 million in capital expenditures and $9.7 million in purchases of investments, partially offset by $4.3 million in proceeds received from the maturities of investments. Net cash used in investing activities in fiscal 2003 included $8.2 million in capital expenditures and $6.0 million in purchases of investments, partially offset by $3.9 million in proceeds received from the maturities of investments.

Net cash provided by financing activities was $0.9 million in fiscal 2005 compared to $1.1 million in fiscal 2004 and net cash used of $0.8 million. Net cash provided by financing activities during fiscal 2005 and 2004 consisted of proceeds received from exercises of common stock options. Net cash used by financing activities in fiscal 2003 consisted of $1.0 million payment on a line of credit and proceeds received from the exercise of stock options of $0.2 million.

On October 29, 2003, the Company obtained a letter of credit in the amount of $2.0 million related to the Company’s workers’ compensation insurance policy. The letter of credit is subject to automatic extension for one year from the expiration date and thereafter, unless notification is made prior to the expiration date. The letter of credit was extended in October 2004 and again in October 2005. On December 8, 2004, this letter of credit was increased to $2.9 million. The Company was also required, under the terms of both letters of credit, to pledge collateral of $3.7 million in 2005, and $3.6 million in 2004.

We currently expect total capital expenditures in 2006 to be approximately $11 million to $13 million for restaurant openings, restaurant re-imaging, maintenance, and for corporate and information technology. We currently expect that future locations will generally cost between $500,000 and $550,000 per unit, excluding pre-opening expenses. Some units may exceed this range due to the area in which they are built and the specific requirements of the project. Pre-opening expenses are expected to average between $40,000 and $50,000 per restaurant, including approximately $20,000 in rent holiday expenses.

We believe that the anticipated cash flows from operations combined with our cash and short-term investments balance of $11.1 million as of December 25, 2005 will be sufficient to satisfy our working capital and capital expenditure requirements for the foreseeable future. Changes in our operating plans, changes in our expansion plans, lower than anticipated sales, increased expenses, potential acquisitions or other events may cause us to seek additional or alternative financing sooner than anticipated. Additional or alternative financing may not be available on acceptable terms, or at all. Failure to obtain additional or alternative financing as needed could have a material adverse effect on our business and results of operations.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

The following represents a comprehensive list of our contractual obligations and commitments as of December 25, 2005:

	Payments Due by Period (in thousands)
	Total	Less than 1 year	1 - 3 years	3 - 5 years	After 5 years
Company-operated retail locations and other operating leases	$60,411	$12,133	$22,459	$16,179	$9,640
Franchise-operated retail locations operating leases	762	303	451	8	—
	$61,173	$12,436	$22,910	$16,187	$9,640

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In November 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) 151, Inventory Costs. SFAS 151 clarifies the accounting for abnormal amounts of idle facilities expense, freight, handling costs and wasted material. SFAS 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. We expect the adoption of this Statement will not have a material impact on our operating results or financial condition.

In March 2005, the FASB issued Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations—an interpretation of FASB Statement No. 143 (“FIN 47”). FIN 47 clarifies the term conditional asset retirement obligation and requires a liability to be recorded if the fair value of the obligation can be reasonably estimated. The types of asset retirement obligations that are covered by FIN 47 are those for which an entity has a legal obligation to perform an asset retirement activity; however the timing and/or method of settling the obligation are conditional on a future event that may or may not be within the control of the entity. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 is effective for fiscal years ending after December 15, 2005. The Company adopted the provisions of FIN 47 during fiscal 2005. No conditional asset retirement obligations were recognized and, accordingly, the adoption of FIN 47 had no effect on the Company’s consolidated financial statements.

In October 2005, the FASB issued Staff Position 13-1, Accounting for Rental Costs Incurred During a Construction Period (“FSP 13-1”). FSP 13-1 is effective for the first fiscal period beginning after December 15, 2005 and requires that rental costs associated with ground or building operating leases that are incurred during a construction period be recognized as rental expense. We expect the adoption of this Staff Position will not have a material impact on our operating results or financial condition.

In December 2004, the FASB issued SFAS No. 123R, Share-Based Payment. SFAS No. 123R revises SFAS No. 123, Accounting for Stock-Based Compensation and generally requires the cost associated with employee services received in exchange for an award of equity instruments be measured based on the grant-date fair value of the award and recognized in the financial statements over the period during which employees are required to provide service in exchange for the award. SFAS No. 123R also provides guidance on how to determine the grant-date fair value for awards of equity instruments as well as alternative methods of adopting its requirements. SFAS No. 123R is effective for the beginning of the first interim or annual reporting period after June 15, 2005. As disclosed above, based on the current assumptions and calculations used, had we recognized compensation expense based on the fair value of awards of equity instruments, net earnings would have been reduced by approximately $1.6 million for fiscal 2005, $1.1 million for fiscal 2004, and $0.6 million for fiscal 2003.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our market risk exposures are related to our cash, cash equivalents and investments. We invest our excess cash in highly liquid short-term investments primarily with maturities of less than one year. The portfolio consists primarily of certificates of deposit and money market accounts. As of December 25, 2005, we had no investments with maturities in excess of one year. These investments are not held for trading or other speculative purposes. Changes in interest rates affect the investment income we earn on our investments and, therefore, impact our cash flows and results of operations. Due to the types of investment and debt instruments the Company has, a 10% change in period-end interest rates or a hypothetical 100 basis point adverse change in interest rates would not have a significant negative effect on our financial results.

Many of the food products purchased by us are affected by changes in weather, production, availability, seasonality and other factors outside our control. In an effort to control some of this risk, we have entered into some fixed price purchase commitments with terms of less than one year. We do not believe that these purchase commitments are material to our operations as a whole. In addition, we believe that almost all of our food and supplies are available from several sources.

Item 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our consolidated financial statements as of December 25, 2005 and December 26, 2004, and for each of the three fiscal years in the period ended December 25, 2005 and the reports of independent registered public accountants thereon are included elsewhere in this report. Supplementary unaudited quarterly financial data for fiscal 2005 and 2004 are included in this report on page F-21.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable

Item 9A. CONTROLS AND PROCEDURES

Not applicable

Item 9B. OTHER INFORMATION

Not applicable

PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

GENERAL

Our board of directors is currently comprised of three classes of directors consisting of two or three directors in each class with staggered three-year terms. The directors in each class serve for their respective terms and until their successors have been duly elected and qualified.

Directors with Term Ending Upon the 2006 Annual Meeting of Stockholders

Kyle A. Anderson, 49, has served as a director since February 1995. Mr. Anderson is a founding member and managing member of Rosewood Capital Associates, LLC, the general partner of Rosewood Capital, L.P., a consumer oriented private equity investment fund. Rosewood Capital, L.P. owns more than 10% of our common stock. Prior to joining Rosewood in 1988, Mr. Anderson was a vice president in the mergers and acquisitions department at The First Boston Corporation. Mr. Anderson serves on the board of directors of a privately held company. Mr. Anderson holds a Bachelor of Arts degree from Princeton University and an MBA from Columbia University.

Ralph Rubio, 50, the Company’s co-founder, has been Chairman of the Board of Directors since 1983. Mr. Rubio also served as our Chief Executive Officer from 1983 to November 2004 and has been our Chief Executive Officer since December 2005.  Prior to founding Rubio’s, Mr. Rubio was employed in restaurant management and in various other positions at the Old Spaghetti Factory, Hungry Hunter and Harbor House restaurant chains. Mr. Rubio holds a Bachelor of Arts degree in Liberal Studies from San Diego State University and has more than 30 years of experience in the restaurant industry.

Directors with Term Ending Upon the 2007 Annual Meeting of Stockholders

Jack W. Goodall, 67, has served as a director since April 2001. Mr. Goodall served as chairman of Jack in the Box, Inc. from October 1985 until his retirement in February 2001. Mr. Goodall also served as president of Jack in the Box, Inc. from 1970 until 1996 and as chief executive officer from 1979 to 1996. Mr. Goodall is also a director of Ralcorp Holdings, Inc.

Timothy J. Ryan, 66, has served as a director since April 1999. Mr. Ryan served as president and chief executive officer of Diedrich Coffee, Inc. from November 1997 to October 2000. From December 1995 until his retirement in December 1996, Mr. Ryan served as president and chief operating officer of Sizzler U.S.A., a division of Sizzler International, Inc., and as a director of Sizzler International, Inc., of which he was also a senior vice president. From November 1988 to December 1993, Mr. Ryan served as senior vice president of marketing at Taco Bell Worldwide, and from December 1993 to December 1995, he served as senior vice president of Taco Bell’s Casual Dining Division.

Directors with Term Ending Upon the 2008 Annual Meeting of Stockholders

Craig S. Andrews, JD, 53, has served as a director since September 1999 and served as our Secretary since 1999. Mr. Andrews is shareholder in the law firm of Heller Ehrman LLP. Previously, Mr. Andrews was a partner in the law firm of Brobeck, Phleger & Harrison LLP from March 1987 to February 2003, except during the period from May 2000 to January 2002, when Mr. Andrews had resigned as a partner to, among other things, serve as the vice president of business development at Air Fiber, Inc., a private telecommunications company. Mr. Andrews specializes in representing emerging growth companies and has broad experience in forming companies and in financing transactions, as well as in general business and corporate law. Mr. Andrews has played an important role in the formation and development of numerous start-up companies, has previously served as a director of numerous public and private companies and currently serves as a director of Legacy Bank N.A. Mr. Andrews holds a Bachelor of Arts degree from the University of California at Los Angeles and a Juris Doctor degree from the University of Michigan.

Loren C. Pannier, 64, has served as a director and as chairman of our audit committee since December 2002. Prior to that, from September 1972 to July 2001 Mr. Pannier worked with CKE Restaurants, Inc., a public holding company for Carl’s Jr., Hardee’s, and La Salsa holding a number of senior management positions, including senior vice president investor relations, senior vice president purchasing and distribution, and chief financial officer. In his post as chief financial officer, Mr. Pannier led the company through its initial public offering in 1981. Prior to joining CKE, Mr. Pannier was a senior consultant with Price Waterhouse & Co. in their Management Services Division. Mr. Pannier holds a Bachelor of Arts degree in Political Science from Occidental College and an MBA from California State University, Long Beach. Currently, Mr. Pannier is general partner of Pannier Enterprises and Citrus Legacy Partners. Both entities specialize in income-producing commercial properties.

William R. Bensyl, 60, was appointed as a director in July 2004. Most recently, Mr. Bensyl served as Senior Vice President of Human Resources of PepsiCo, Inc. from 1995 to 2000. Mr. Bensyl joined PepsiCo's Frito-Lay division in 1975. He subsequently led human resources functions in all three of PepsiCo's sectors-Vice-President of Personnel at Frito-Lay, Senior Vice-President of Personnel at PepsiCo Foods International and Senior Vice-President of Human Resources at Taco Bell. Prior to joining PepsiCo, Mr. Bensyl held positions with the University of Illinois, Duval Corp. (a division of Pennzoil) and Union Carbide Corporation. Mr. Bensyl received a Bachelor of Arts degree in Political Science and an MA in Labor and Industrial Relations from the University of Illinois.

THE BOARD OF DIRECTORS AND ITS COMMITTEES

The Board of Directors has three standing committees: an Audit Committee, a Compensation Committee, and a Nominating Committee.

The Audit Committee’s function is to review, with the Company’s independent registered public accounting firm and management, the results of the examination of our consolidated financial statements by the independent registered public accounting firm. The Audit Committee also approves all professional services performed by the independent registered public accounting firm, recommends the retention of the independent registered public accounting firm to the board, subject to ratification by the stockholders, and periodically reviews the Company’s accounting policies and internal accounting and financial controls. From January 2005 to September 2005, the members of the Audit Committee were Messrs. Pannier, Bensyl, and Ryan. In September 2005, Mr. Goodall replaced Mr. Ryan on the Audit Committee. Mr. Pannier was the chairman of the committee throughout fiscal 2005. The Board of Directors has determined that all members of the current Audit Committee are independent under the NASDAQ listing requirements, and that Mr. Pannier is an “audit committee financial expert” under the applicable rules of the SEC.

The Compensation Committee’s function is to review and recommend executive compensation, including officer salary levels, incentive compensation programs and stock option grants. From January 2005 to November 2005, the members of the Compensation Committee were Messrs. Anderson, Bensyl, Goodall, and Ryan. In November 2005, Mr. Andrews replaced Mr. Ryan on the Compensation Committee. Mr. Bensyl was the chairman of the committee throughout fiscal 2005.

The Nominating Committee’s function is to identify and select potential candidates for our board of directors. For fiscal 2005, the members of the nominating committee were Messrs. Andrews and Pannier. Mr. Andrews was the chairman of the committee in fiscal 2005.

During fiscal 2005, the Board of Directors held four meetings. All directors attended at least ninety percent of these meetings of the Board and the committees on which they served (during the periods that they served).

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Our directors, our executive officers and persons who hold more than 10% of our outstanding common stock are subject to the reporting requirements of Section 16(a) of the Exchange Act, which require them to file reports with respect to their ownership of our common stock and their transactions in our common stock. Based upon (1) the copies of Section 16(a) reports that we received from such persons for their 2005 fiscal year transactions in our common stock and their common stock holdings, and (2) the written representations received from one or more of such persons that no annual Form 5 reports were required to be filed by them for our 2005 fiscal year, we believe that all reporting requirements under Section 16(a) for such fiscal year were met by our directors, executive officers and greater than 10% beneficial owners.

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

2006 ANNUAL MEETING OF STOCKHOLDERS

The Company will hold its 2006 Annual Meeting of Stockholders on July 27, 2006.

Item 11. EXECUTIVE COMPENSATION

SUMMARY OF CASH AND CERTAIN OTHER COMPENSATION FOR EXECUTIVE OFFICERS

The following table provides summary information concerning the compensation earned by the following named executive officers: each individual who served as our chief executive officer during fiscal year 2005 and each of our other most highly compensated executive officers employed by us as at the end of fiscal 2005 whose salary and bonus for fiscal 2005 was in excess of $100,000 for services rendered in all capacities.

Summary Compensation Table

		Annual Compensation
Name and Principal Position	Year	Salary($)	Bonus($) (6)	Other Annual Compensation($)	All Other Compensation($) (7)
Ralph Rubio (1)	2005	$222,280	—	—	$845
Chairman of the Board and	2004	$222,606	$133,493	—	$845
Chief Executive Officer	2003	$216,123	—	—	$950
Sheri Miksa (2)	2005	$363,513	—	—	$200,000
Former President and Chief Executive Officer	2004	$321,000	$311,049	—	—
	2003	$300,000	—	—	$9,000
John Fuller (3)	2005	$212,203	—	—	—
Chief Financial Officer	2004	$209,808	$188,602	—	—
	2003	$103,846	—	—	$107,449
Carl Arena (4)	2005	$159,590	—	—	—
Vice President of Development
Gerry Leneweaver (5)	2005	$108,570	—	—	$162,998
Vice President of People Services

(1)	Mr. Rubio was our Chief Executive Officer until November 8, 2004 and Chief Executive Officer since December 20, 2005.
(2)
Ms. Miksa joined the Company as President and Chief Operating Officer on September 9, 2002 and was promoted to President and Chief Executive Officer on November 8, 2004. Ms. Miksa resigned from her positions as President, Chief Executive Officer and Director on December 19, 2005.

(3)	Mr. Fuller was appointed Chief Financial Officer on June 16, 2003.
(4)	Mr. Arena was appointed Vice President of Development on January 5, 2005.
(5)	Mr. Leneweaver was appointed Vice President of People Services on June 13, 2005.
(6)	Bonus amounts earned in 2004, but paid in the following fiscal year, except for $15,000 earned by and paid to Mr. Fuller in 2004.
(7)	All Other Compensation for fiscal 2005 includes the following:
•	auto payments of $845 to Mr. Rubio for personal use.
•	severance payments of $200,000 to Ms. Miksa in connection with her resignation as President, Chief Executive Officer and Director in December 2005; and
•	relocation reimbursement of $162,998 to Mr. Leneweaver.

EXECUTIVE OFFICER STOCK OPTIONS AND STOCK APPRECIATION RIGHTS

The following table sets forth information concerning stock options granted to the named executive officers during fiscal 2005. All the grants were made under our 1999 Stock Incentive Plan. We granted no stock appreciation rights to the named executive officers during our last fiscal year.

OPTION GRANTS IN LAST FISCAL YEAR

		Individual Grants
	Number of Securities Underlying Options	% of Total Options Granted to Employees in	Exercise	Expiration	Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term
	Granted	2004	Price ($/Sh)	Date	5% ($)	10% ($)
Ralph Rubio	—	—	—	—	—	—
John Fuller	—	—	—	—	—	—
Carl Arena	75,000	22.5%	$11.02	1/04/15	$519,781	$1,317,228
Gerry Leneweaver	75,000	22.5%	$9.70	6/13/15	$457,521	$1,159,448

The exercise price per share of each option was equal to the fair market value of our common stock on the date of grant. The options granted to Messrs. Arena, Leneweaver and Rusinko’s vest at a rate of one-third per year for three years. The vesting of the options held by these individuals will accelerate in full upon a corporate transaction or a change in control of the Company (each as defined in our 1999 Stock Incentive Plan) if the options are not assumed by the successor entity. If the options are assumed by the successor entity in connection with a corporate transaction or change in control, they will continue to vest according to the vesting schedule described above, but will be subject to full acceleration if the executive is terminated involuntarily (as defined in our 1999 Stock Incentive Plan) within a period of up to 18 months after the corporate transaction or change in control. Additionally, the Compensation Committee of the Board of Directors, as plan administrator of our 1999 Stock Incentive Plan, has the authority to provide for accelerated vesting of any outstanding options or waiver of forfeiture restrictions of unvested stock, for any reason, including upon a change of control.

On September 1, 2005, the Compensation Committee of the Board of Directors approved the acceleration of the unvested portion of certain stock options held by the executive officers of the Company and recommended that the Board of Directors take similar action with respect to all other employees of the Company. The options had exercise prices greater than $9.44, the closing price of the Company’s common stock as quoted on the Nasdaq National Market on August 31, 2005, and would have become exercisable from time to time over the next 52 months. As a result of the acceleration, all of the options for Mr. Arena and Mr. Leneweaver became immediately exercisable. All other terms and conditions applicable to outstanding stock option grants remain in effect.

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

AGGREGATED OPTION EXERCISES IN THE YEAR ENDED DECEMBER 25, 2005 AND YEAR END OPTION VALUES FOR EXECUTIVE OFFICERS

The following table sets forth information, with respect to the named executive officers, concerning the exercise of options during fiscal 2005 and unexercised options held by them as of the end of that fiscal year. No stock appreciation rights were held by the named executive officers at the end of fiscal 2005.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
AND FY-END OPTION VALUES

					Value of Unexercised
	Shares		Number of Unexercised		In-The-Money Options at
	Acquired on	Value	Options at FY-End(#)		FY-End($)
Name	Exercise(#)	Realized($)	Exercisable	Unexercisable	Exercisable	Unexercisable
Ralph Rubio	—	—	10,000	—	$10,850	—
Sheri Miksa	—	—	330,000	45,000	$485,800	$247,200
John Fuller	—	—	110,000	50,000	$247,000	$178,000
Carl Arena	—	—	75,000	—	—	—
Gerry Leneweaver	—	—	75,000	—	—	—

The value of unexercised in-the-money options at fiscal year-end is calculated based upon the market price of $8.46 per share, the closing selling price per share of our common stock on the Nasdaq National Market on the last day of fiscal 2005, less the option exercise price payable per share.

DIRECTOR COMPENSATION ARRANGEMENTS

Each non-employee director receives $3,000 for each quarterly meeting of the Company’s Board of Directors he attends and an additional annual payment of $3,000 for other services as a member of the Board of Directors, including attending additional meetings of the Board of Directors. Mr. Bensyl had elected to receive his quarterly and annual payments as immediately exercisable, fully vested common stock options at the fair market value of our common stock on the grant date in lieu of cash payment. Mr. Pannier also receives an additional annual payment of $10,000 for his services as chairman of the Audit Committee of the Board of Directors. Non-employee directors are reimbursed for reasonable expenses incurred in connection with serving as a director.

Under the automatic option grant program in effect under our 1999 Stock Incentive Plan, each individual who joins our board as a non-employee director will receive, at the time of such initial election or appointment, an automatic option grant to purchase between 15,000 and 25,000 shares of our common stock, provided the person has not previously been employed by us or any parent or subsidiary of ours. In addition, on the date of each annual stockholders’ meeting, each individual who continues to serve as a non-employee board member, whether or not the individual is standing for re-election at that particular annual meeting, will be granted an option to purchase 5,000 shares of our common stock, provided the individual has served as a non-employee member of our Board of Directors for at least six months. Each option granted under the automatic option grant program will have an exercise price per share equal to the fair market value per share of our common stock on the grant date and will have a maximum term of ten years; subject to earlier termination should the optionee cease to serve as a member of our board of directors. Each option will accelerate and become exercisable for all of the option shares immediately prior to the consummation of any merger or asset sale and will terminate immediately after such transaction if not exercised prior thereto.

In July 2005, in accordance with the automatic option grant program in effect under our 1999 Stock Incentive Plan, we granted options to purchase 5,000 shares of our common stock, at $9.44 per share, to each of Messrs. Anderson, Andrews, Goodall, Pannier, Ryan and Bensyl. The per-share exercise price for the options is $9.44 for Messrs. Anderson, Andrews, Goodall, Pannier, Ryan and Bensyl which were the fair market values of our common stock on the grant dates. All of these options are immediately exercisable.

NON-EMPLOYEE DEFERRED COMPENSATION PLAN

Under our Deferred Compensation Plan for Non-Employee Directors, non-employee directors could defer fees into either a cash account or into discounted options under our 1999 Stock Incentive Plan. Any deferrals into cash will be credited to a cash account that will accrue earnings at an annual rate of 2% above the prime lending rate. In 2005, Congress enacted Internal Revenue Code Section 409A governing deferred compensation. The Company operates the deferred compensation plan in accordance with Section 409A. Because Section 409A restricts the use of discounted stock options, the Company has discontunued the use of discounted options under its deferred compensation plan, but may allow a director to defer cash fees in exchange for an option to purchase shares of common stock at the fair market value of the common stock at the date of grant.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

OWNERSHIP OF SECURITIES

The following table sets forth information known to us regarding the beneficial ownership of our common stock as of March 15, 2006, by:

•	each person or group of affiliated persons known to own beneficially 5% or more of our common stock;

•	each director and director nominee;

•	each named executive officer listed in the Summary Compensation Table of the “Executive Compensation and Other Information” section of this report; and

•	all of our current directors and executive officers as a group.

Percentage of ownership is based on 9,437,894 shares of common stock outstanding on March 15, 2006. The number of shares underlying options in the table below represents options that are exercisable within 60 days after March 15, 2006. Shares of our common stock subject to stock options that are currently exercisable or will become exercisable within 60 days after March 15, 2006 are included in the number of shares reported as beneficially owned in the table below and are deemed outstanding for computing the percentage of the person or group holding such options, but are not deemed outstanding for computing the percentage of any other person or group. Except as otherwise indicated, the persons named in the table have sole voting and investment power with respect to all shares of our common stock shown as beneficially owned by them, subject to community property laws. The address for those individuals for which an address is not otherwise indicated is 1902 Wright Place, Suite 300, Carlsbad, California 92008.

	Shares Beneficially Owned
Name of Beneficial Owner	Number of Shares	Number of Shares Underlying Options	Percent (%)
Royce and Associates (1) 1414 Avenue of the Americas New York, NY 10019	700,900	—	7.4%
Pequot Capital Management, Inc. (2) 500 Nyala Farm Road Westport CT 06880	641,600	—	6.8%
Sheri Miksa (3)	21,000	365,000	4.0%
Ralph Rubio (4)	992,659	10,000	10.6%
Kyle A. Anderson (5) Rosewood Capital, L.P. One Maritime Plaza, Suite 1401 San Francisco, CA 94111	1,526,812	35,000	16.5%
Craig S. Andrews (6)	12,643	60,000	*
Jack W. Goodall	25,000	95,000	1.3%
Timothy J. Ryan	2,500	60,000	*
William R. Bensyl	—	24,631	*
Loren C. Pannier	10,000	40,000	*
John Fuller	9,000	116,666	1.3%
Lawrence A. Rusinko	—	75,000	*
Gerry Leneweaver	—	75,000	*
Carl Arena	1,000	75,000	*
All current directors and executive officers as a group (eleven persons) (7)	2,579,614	666,297	34.4%

*	Less than 1% of the outstanding stock.
(1)	According to a Schedule 13G filed with the SEC on January 31, 2006, all 700,900 shares are beneficially owned by Royce and Associates, LLC.
(2)	According to a Schedule 13G filed with the SEC on February 13, 2006, all 641,600 shares are beneficially owned by Pequot Capital Management, Inc.
(3)	Ms. Miksa resigned from her positions as President, Chief Executive Officer and Director on December 19, 2005.
(4)	Mr. Ralph Rubio holds 1,002,319 of the shares in trust for the benefit of him and his family. Mr. Rubio holds 15,340 of the shares as custodian for his children.
(5)
The shares reported as beneficially owned by Mr. Kyle Anderson include 1,526,812 shares held by Rosewood Capital L.P. Mr. Anderson is a founding and managing member of Rosewood Capital Associates L.L.C., the general partner of Rosewood Capital, L.P. Mr. Anderson disclaims beneficial ownership of all 1,526,812 shares, except for his pecuniary interest therein. According to a Schedule 13G filed with the SEC on March 21, 2006, Rosewood Capital L.P. and Rosewood Capital Associates L.L.C. have sole voting and dispositive power over all 1,526,812 shares and Mr. Anderson and Bryon K. Adams, a founding and managing member of Rosewood Capital Associates L.L.C. share voting and dispositive power over the 1,526,812 shares.

(6)
The shares reported as beneficially owned by Mr. Craig Andrews include 8,742 shares held by UMB Bank, Trustee for Retirement Trust for Craig Andrews and 3,901 shares registered to Mr. Andrews as custodian for his children. Mr. Andrews disclaims beneficial ownership of the 3,901 shares held as custodian for his children.

(7)	The totals exclude the shares and options held by Ms. Miksa.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth information as of December 25, 2005 with respect to the shares of our common stock that may be issued under our existing equity compensation plans.

EQUITY COMPENSATION PLAN INFORMATION

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options (A)	Weighted Average Exercise Price of Outstanding Options (B)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column A (C)
Equity compensation plans approved by security holders (1)	1,797,502 (3)	$7.86	877,385 (4)
Equity compensation plans not approved by security holders (2)	25,000	3.05	—
Total	1,822,502	7.79	877,385

(1)	Consists solely of the 1999 Stock Incentive Plan and Employee Stock Purchase Plan.
(2)	Consists solely of outstanding options to purchase 25,000 unregistered shares of our common stock granted to Mr. Goodall.
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

(4)
Consists of shares available for future issuance under the 1999 Employee Stock Purchase Plan and the 1999 Stock Incentive Plan. As of December 25, 2005, an aggregate of 200,000 shares of common stock were available for issuance under the 1999 Employee Stock Purchase Plan, and 677,385 shares of common stock were available for issuance under the 1999 Stock Incentive Plan. The number of shares of common stock available for issuance under the 1999 Stock Incentive Plan automatically increases on the first trading day of January each calendar year by an amount equal to 3% of the total number of shares of common stock outstanding on the last trading day of December in the immediately preceding calendar year, but in no event will any such annual increase exceed 450,000 shares of common stock. None of our employees currently participates in the Employee Stock Purchase Plan.

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

Craig Andrews, a Company director, previously was a partner in the law firm of Brobeck, Phleger & Harrison, LLP, which served as the Company’s legal counsel for general corporate and other matters, through February 2003. The Company paid Brobeck, Phleger & Harrison, LLP $0 in 2005 and 2004, and $36,382 in 2003 for legal services. Mr. Andrews joined the law firm of Heller Ehrman, LLP as a shareholder in March 2003. In March 2003, the Company authorized Heller Ehrman, LLP to serve as its legal counsel for general corporate and other matters. During fiscal 2005, 2004 and 2003, the Company paid Heller Ehrman, LLP $466,427, $226,360 and $105,908, respectively, for legal services.

Timothy Ryan, a Company director, entered into a consulting agreement with the Company effective September 1, 2005 to provide certain marketing services. The agreement terminated in December 2005. Under the terms of the agreement, Mr. Ryan received consulting fees of $25,000 per month. Through December 25, 2005, we paid Mr. Ryan $80,000 under the consulting agreement. Mr. Ryan also received a bonus of $100,000 under the consulting agreement, which was paid in 2006.

In July 2005, we entered into agreements with Rosewood Capital, L.P. and Ralph Rubio, respectively, to extend the registration rights held by Rosewood and Mr. Rubio under an investor’s rights agreement entered into prior to our initial public offering with respect to preferred stock purchased by Rosewood and Mr. Rubio. Under these agreements, the expiration date of the registration rights granted to Rosewood and Mr. Rubio was extended from May 2006 to December 31, 2007. Further, as part of the extension agreements, Rosewood and Mr. Rubio agreed that they would not demand that we register their stock for sale prior to March 31, 2006.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth fees for professional services rendered by KPMG LLP for the audit of our annual consolidated financial statements for fiscal 2005 and fiscal 2004, for reviews of the consolidated financial statements included in our quarterly reports on Form 10-Q and fees billed for other services rendered by KPMG LLP.

	2005	2004
Audit fees (1)	$322,700	$60,000
Audit related fees (2)	—	—
Tax fees (3)	—	—
All other fees (4)	—	3,257
Total fees	$322,700	$63,257

The following table sets forth fees for professional services rendered by Deloitte & Touche LLP, the member firms of Deloitte Touche Tohmatsu, and their respective affiliates (collectively, the “Deloitte Entities”) for review of the consolidated financial statements included in our quarterly report on Form 10-Q for the quarter ended March 28, 2004, and fees billed for other services rendered by the Deloitte Entities.

	2005	2004
Audit fees (1)	—	$16,500
Audit related fees (2)	—	3,500
Tax fees (3)	—	—
All other fees (4)	—	—
Total fees	$—	$20,000

(1)	Includes fees for audit of the Company’s annual consolidated financial statements, issuance of consent and reviews of the Company’s quarterly consolidated financial statements.
(2)	Includes fees for review of the Company’s Uniform Franchise Offering Circular and issuance of consent.
(3)	Neither KPMG LLP nor the Deloitte Entities billed any fees for professional services in this category.
(4)	Includes fees for state unclaimed property audit.

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

PART IV

Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Documents filed as part of the report:

(1)	Financial Statements. See index to financial statements on page F-1 for a list of the financial statements being filed herein.

(2)	Financial Statement Schedules. All schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or other notes thereto.

(3)	Exhibits. See Exhibits below for all Exhibits being filed or incorporated by reference herein.

Number	Description
3.1(12)	Third Amended and Restated Certificate of Incorporation.
3.2(1)	Restated Bylaws (Exhibit 3.4).
3.4(4)	Certificate of Amendment of the Bylaws (Exhibit 3.4).
4.1(1)	Specimen common stock certificate (Exhibit 4.1).
10.1(1)	Amended and Restated Investors’ Rights Agreement, dated November 19, 1997 (Exhibit 10.7).
10.2(1)	Amendment No. 1 to the Amended and Restated Investors’ Rights Agreement, dated December 31, 1997 (Exhibit 10.8).
10.3(1)	Amendment No. 2 to the Amended and Restated Investor’s Rights Agreement, dated May 1998 (Exhibit 10.9).
10.4 (12)	Investors’ Rights Agreement Standstill and Extension Agreement between us and Rosewood Capital, L.P. dated March 12, 2004 (Exhibit 10.4).
10.5 (11)	Investors’ Rights Agreement Standstill and Extension Agreement between us and Ralph Rubio, dated April 29, 2004 (Exhibit 10.1).
10.6 (13)	Investors’ Rights Agreement Standstill and Extension Agreement between us and Rosewood Capital, L.P. dated July 28, 2005 (Exhibit 10.1).
10.7 (13)	Investors’ Rights Agreement Standstill and Extension Agreement between us and Ralph Rubio, dated July 28, 2005 (Exhibit 10.2).
10.8(1)	Lease Agreement between us and Macro Plaza Enterprises, dated October 27, 1997 (Exhibit 10.15).
10.9(1)	First Amendment to Lease Agreement between us and Cornerstone Corporate Centre, LLC, dated October 16, 1998 (Exhibit 10.16).
10.15(1)	Rental Agreement between us and Premier Food Services, Inc., dated July 10, 1998 (Exhibit 10.23).
10.16(1)	Letter Agreement between us and Volume Service America, dated March 29, 1999 (Exhibit 10.24).
10.17(1)(2)	Form of Indemnification Agreement between us and each of our directors (Exhibit 10.25).
10.18(1)(2)	Form of Indemnification Agreement between us and each of our officers (Exhibit 10.26).
10.38(1)(2)	Employee Stock Purchase Plan (Exhibit 10.46).
10.39(1)(2)	Letter Agreement between us and Host International, Inc., dated May 18, 1999 (Exhibit 10.47).
10.40(3)	Agreement between us and Alliant Food Services, Inc., dated January 21, 2000.
10.42(5)	Form of Franchise Agreement as of March 15, 2001.
10.46(6)(2)	Letter Agreement between Sheri Miksa and the Company dated September 9, 2002.
10.47(7)	Amendment dated June 21, 2002, to the Agreement between the Company and Coca Cola USA Fountain dated March 6, 1998.
10.51(10)(2)	Rubio’s Restaurants, Inc. Deferred Compensation Plan for Non-Employee Directors (Exhibit 10.51).
10.52(9)	Letter Agreement between John Fuller and the Company, dated May 23, 2003.
10.53(10)(2)	Letter Agreement between Tim Hackbardt and the Company, dated October 31, 2003 (Exhibit 10.53).
10.54(10)(2)	1999 Stock Incentive Plan, as amended through March 6, 2003 (Exhibit 10.54).
10.56(12)(2)	1999 Stock Incentive Plan Form of Stock Option Agreement.
10.57(12)(2)	1999 Stock Incentive Plan Form of Addendum to Stock Option Agreement.
10.60(12)(2)	1999 Stock Incentive Plan Form of Stock Issuance Agreement.
10.61(14)(2)	Letter Agreement between Carl Arena and the Company, dated December 8, 2004 (Exhibit 10.1).
10.62(14)(2)	Letter Agreement between Gerry Leneweaver and the Company, dated June 1, 2005 (Exhibit 10.2).
10.63(15)(2)	Letter Agreement between Lawrence Rusinko and the Company, dated October 7, 2005 (Exhibit 10.1).
21.1(1)	Subsidiary List.
23.1	Consent of Independent Registered Public Accounting Firm, KPMG LLP.
23.2	Consent of Independent Registered Public Accounting Firm, Deloitte & Touche LLP.
24.1	Powers of Attorney (Included under the caption “Signatures”).
31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the above noted exhibit to our registration statement on Form S-1 (333-75087) filed with the SEC on March 26, 1999, as amended.
(2)	Management contract or compensation plan.
(3)	Incorporated by reference to Exhibit 10.1 to our quarterly report on Form 10-Q filed with the SEC on May 9, 2000.
(4)	Incorporated by reference to our annual report on Form 10-K filed with the SEC on April 2, 2001.
(5)	Incorporated by reference to our annual report on Form 10-K filed with the SEC on April 1, 2002.
(6)	Incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed with the SEC on September 10, 2002.
(7)	Incorporated by reference to Exhibit 10.1 to our quarterly report on Form 10-Q filed with the SEC on August 14, 2002.
(8)	Incorporated by reference to Exhibit 99.2 to our registration statement on Form S-8 filed with the SEC on April 18, 2002 (not used).
(9)	Incorporated by reference to Exhibit 10.1 to our quarterly report on Form 10-Q filed with the SEC on November 12, 2003.
(10)	Incorporated by reference to our annual report on Form 10-K filed with the SEC on March 24, 2004 and amended on April 6, 2005.
(11)	Incorporated by reference to our quarterly report on Form 10-Q filed with the SEC on May 11, 2004.
(12)	Incorporated by reference to our annual report on Form 10-K filed with the SEC on April 8, 2005.
(13)	Incorporated by reference to our current report on Form 8-K filed with the SEC on August 1, 2005.
(14)	Incorporated by reference to our quarterly report on Form 10-Q filed with the SEC on August 5, 2005.
(15)	Incorporated by reference to our current report on Form 8-K filed with the SEC on October 14, 2005.

(b)	Exhibits

The exhibits required by this item are listed under Item 15(a)(3).

(c)	Financial Statement Schedules

The financial statement schedules required by this Item are listed under Item 15(a)(2).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RUBIO'S RESTAURANTS, INC.

Dated: March 24, 2006	By:	/s/ RALPH RUBIO

Name: Ralph Rubio Title: Chairman of the Board of Directors, Chief Executive Officer

POWER OF ATTORNEY

Know all persons by these present, that each person whose signature appears below constitutes and appoints Ralph Rubio or John Fuller, his attorney-in-fact, with power of substitution in any and all capacities, to sign any amendments to this annual report on Form 10-K, and to file the same with exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that the attorney-in-fact or his or her substitute or substitutes may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Ralph Rubio	Chairman of the Board of Directors, and Chief	March 24, 2006
Ralph Rubio	Executive Officer (Principal Executive Officer)

/s/ John Fuller	Chief Financial Officer	March 24, 2006
John Fuller	(Principal Financial and Accounting Officer)

/s/ Kyle A. Anderson	Director	March 24, 2006
Kyle A. Anderson

/s/ Craig S. Andrews	Director	March 24, 2006
Craig S. Andrews

/s/ William R. Bensyl	Director	March 24, 2006
William R. Bensyl

/s/ Jack W. Goodall	Director	March 24, 2006
Jack W. Goodall

/s/ Loren C. Pannier	Director	March 24, 2006
Loren C. Pannier

/s/ Timothy J. Ryan	Director	March 24, 2006
Timothy J. Ryan

RUBIO’S RESTAURANTS, INC.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Rubio’s Restaurants, Inc.:

We have audited the accompanying consolidated balance sheets of Rubio’s Restaurants, Inc. and subsidiary (the Company) as of December 25, 2005 and December 26, 2004, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss) and cash flows for each of the years in the two-year period ended December 25, 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Rubio’s Restaurants, Inc. and subsidiary as of December 25, 2005 and December 26, 2004, and the results of their operations and their cash flows for each of the years in the two-year period ended December 25, 2005, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP

San Diego, California
March 20, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Rubio’s Restaurants, Inc.

We have audited the accompanying consolidated statements of operations, stockholders’ equity and comprehensive loss, and cash flows of Rubio’s Restaurants, Inc. and subsidiary (the “Company”) for the year ended December 28, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the results of operations and cash flows of Rubio’s Restaurants, Inc. and subsidiary for the year ended December 28, 2003, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 12, the accompanying consolidated financial statements have been restated.

/s/ DELOITTE & TOUCHE LLP

San Diego, California
March 17, 2004, (April 5, 2005, as to the effects of the restatement discussed in Note 12)

RUBIO’S RESTAURANTS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	December 25, 2005	December 26, 2004
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$5,972	$7,315
Short-term investments	5,099	5,190
Other receivables	2,869	1,176
Inventory	1,390	1,537
Prepaid expenses	500	585
Deferred income taxes	667	885
Total current assets	16,497	16,688
PROPERTY, net	30,601	31,596
GOODWILL	193	193
LONG-TERM INVESTMENTS	3,675	3,553
OTHER ASSETS	433	405
DEFERRED INCOME TAXES	7,192	4,753
TOTAL	$58,591	$57,188

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$2,078	$2,337
Accrued expenses and other liabilities	10,141	9,305
Store closure accrual	179	114
Total current liabilities	12,398	11,756

STORE CLOSURE ACCRUAL	656	541
DEFERRED INCOME	246	367
DEFERRED RENT AND OTHER LIABILITIES	4,306	4,764
DEFERRED FRANCHISE REVENUE	20	20
Total liabilities	17,626	17,448

COMMITMENTS AND CONTINGENCIES (NOTE 6)

STOCKHOLDERS’ EQUITY:
Preferred stock, $.001 par value, 5,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $.001 par value, 35,000,000 shares authorized, 9,425,752 shares issued and outstanding in 2005 and 9,306,449 shares issued and outstanding in 2004	9	9
Paid-in capital	45,636	44,172
Accumulated other comprehensive income	4	15
Accumulated deficit	(4,684)	(4,456)
Total stockholders’ equity	40,965	39,740
TOTAL	$58,591	$57,188

See notes to consolidated financial statements.

RUBIO’S RESTAURANTS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Years Ended
	December 25, 2005	December 26, 2004	December 28, 2003
REVENUES:
Restaurant sales	$140,496	$137,197	$124,786
Franchise and licensing revenues	261	203	204
TOTAL REVENUES	140,757	137,400	124,990
COSTS AND EXPENSES:
Cost of sales	37,997	37,426	36,052
Restaurant labor	45,801	44,791	42,355
Restaurant occupancy and other	33,732	31,438	30,471
General and administrative expenses	15,844	11,412	10,315
Depreciation and amortization	7,764	7,322	6,993
Pre-opening expenses	147	218	488
Asset impairment and store closure expense (reversal)	275	(10)	2,071
Loss on disposal/sale of property	520	39	233
TOTAL COSTS AND EXPENSES	142,080	132,636	128,978
OPERATING INCOME (LOSS)	(1,323)	4,764	(3,988)
OTHER INCOME (EXPENSE):
Interest and investment income	444	154	88
Interest expense	—	—	(94)
Other income (expense), net	444	154	(6)
INCOME (LOSS) BEFORE INCOME TAXES	(879)	4,918	(3,994)
INCOME TAX (EXPENSE) BENEFIT	651	(1,878)	1,569
NET INCOME (LOSS)	$(228)	$3,040	$(2,425)
NET INCOME (LOSS) PER SHARE:
Basic	$(0.02)	$0.33	$(0.27)
Diluted	$(0.02)	$0.32	$(0.27)
SHARES USED IN CALCULATING NET INCOME (LOSS) PER SHARE:
Basic	9,378	9,135	9,093
Diluted	9,378	9,388	9,093

See notes to consolidated financial statements.

RUBIO’S RESTAURANTS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)
For the Years Ended December 25, 2005, December 26, 2004 and December 28, 2003
(In thousands, except share data)

	Common Stock			Accumulated Other		Total	Total
	Shares	Amount	Paid-in-Capital	Comprehensive Income (Loss)	Accumulated Deficit	Stockholders’ Equity	Comprehensive Income (Loss)
Balance, December 30, 2002	9,052,358	$9	$42,378	$3	$(5,071)	$37,319	$2,576
Exercise of common stock options, including related tax benefit	53,087		187			187
Compensation expense - common stock options			75			75
Net loss					(2,425)	(2,425)	$(2,425)
Other comprehensive loss:
Net unrealized loss on available-for-sale investments, net of tax				(6)		(6)	(6)
Balance, December 28, 2003	9,105,445	9	42,640	(3)	(7,496)	35,150	$(2,431)
Exercise of common stock options, including related tax benefit	201,004		1,526			1,526
Compensation expense - common stock options			6			6
Net income					3,040	3,040	$3,040
Other comprehensive income:
Net unrealized gain on available-for-sale investments, net of tax				18		18	18
Balance, December 26, 2004	9,306,449	9	44,172	15	(4,456)	39,740	$3,058
Exercise of common stock options, including related tax benefit	119,303		893			893
Compensation expense - common stock options severance agreement			9 562			9 562
Net loss					(228)	(228)	$(228)
Other comprehensive loss:
Net unrealized loss on available-for-sale investments, net of tax				(11)		(11)	(11)
Balance, December 25, 2005	9,425,752	$9	$45,636	$4	$(4,684)	$40,965	$(239)

See notes to consolidated financial statements.

RUBIO’S RESTAURANTS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended
	December 25, 2005	December 26, 2004	December 28, 2003
OPERATING ACTIVITIES:
Net income (loss)	$(228)	$3,040	$(2,425)
Adjustments to reconcile net income (loss) to net
cash provided by operating activities:
Depreciation and amortization	7,764	7,322	6,993
Bond premium amortization	—	47	—
Stock compensation expense	9	6	75
Stock compensation expense related to severance agreement	562	—	—
Asset impairment and store closure expense (reversal)	275	(10)	2,071
Loss on disposal/sale of property	520	39	233
Provision for deferred income taxes	(2,213)	(22)	(1,300)
Changes in assets and liabilities:
Other receivables	(1,693)	187	(188)
Inventory	147	299	(586)
Prepaid expenses	85	346	70
Other assets	(28)	(76)	37
Accounts payable	(259)	(1,126)	1,473
Accrued expenses and other liabilities	836	2,041	2,463
Store closure accrual	(95)	(212)	(488)
Deferred rent and other liabilities	(458)	(87)	169
Deferred income	(121)	(60)	358
Deferred franchise revenue	—	—	(16)
Net cash provided by operating activities	5,103	11,734	8,939

INVESTING ACTIVITIES:
Purchases of property	(4,419)	(3,910)	(4,324)
Purchases of leasehold improvements	(2,870)	(2,749)	(3,871)
Proceeds from sale of property	—	50	44
Purchases of investments	(5,231)	(9,723)	(6,002)
Maturities of investments	5,181	4,304	3,932
Net cash used in investing activities	(7,339)	(12,028)	(10,221)

FINANCING ACTIVITIES:
Principal payments on line of credit	—	—	(1,000)
Proceeds from exercise of common stock options	893	1,126	187
Net cash provided by (used in) financing activities	893	1,126	(813)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,343)	832	(2,095)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	7,315	6,483	8,578
CASH AND CASH EQUIVALENTS AT END OF YEAR	$5,972	$7,315	$6,483

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION:
Cash paid for interest	$—	$—	$43
Cash (received) paid for income taxes, net	$2,798	$1,396	$(542)

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING ACTIVITIES:
In conjunction with the acquisition of a previously franchised location, during 2003, the Company acquired assets with an estimated value of $392,000 for a purchase price of $585,000 resulting in goodwill of $193,000. As of December 25, 2005, December 26, 2004, and December 28, 2003, $145,000 of the purchase price had been paid, and $440,000 had been recorded in accrued expenses payable upon the opening of a new restaurant by the franchisee.

See notes to consolidated financial statements.

RUBIO’S RESTAURANTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 25, 2005, DECEMBER 26, 2004 AND DECEMBER 28, 2003

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS - Rubio’s Restaurants, Inc. was incorporated in California in 1985 and reincorporated in Delaware in 1997. Rubio’s Restaurants, Inc. has a wholly-owned subsidiary, Rubio’s Restaurants of Nevada, Inc. (collectively, the “Company”). As of December 25, 2005, the Company owns and operates a chain of 149 restaurants, three concessions and five franchise locations, in California, Arizona, Nevada, Colorado, and Utah.

The Company’s 149 restaurants are located more specifically as follows: 64 in the greater Los Angeles, California area, 44 in the San Diego, California area, eight in the San Francisco, California area, six in the Sacramento, California area, 22 in Phoenix/Tucson, Arizona, three in Denver, Colorado, and two in Salt Lake City, Utah.

PRINCIPLES OF CONSOLIDATION - The consolidated financial statements include the accounts of Rubio’s Restaurants, Inc. and its wholly-owned subsidiary. All significant intercompany transactions and accounts have been eliminated in consolidation.

FISCAL YEAR - The Company operates and reports on a 52-53 week fiscal year ending on the last Sunday of December. Fiscal years 2005, 2004 and 2003, which ended on December 25, 2005, December 26, 2004 and December 28, 2003, respectively, included 52 weeks. Certain prior year amounts in the consolidated financial statements have been reclassified to conform to the fiscal 2005 presentation.

ACCOUNTING ESTIMATES - The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and contingencies at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the year. Actual results may differ from those estimates.

CASH EQUIVALENTS - Cash equivalents consist of money market instruments purchased with an original maturity of three months or less.

INVESTMENTS - The Company’s investments are composed primarily of certificates of deposit, municipal bonds and money market accounts. While it is the Company’s general intent to hold such securities until maturity, management will occasionally sell particular securities for cash flow purposes. Therefore, pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” the Company’s investments are classified as available-for-sale based upon the Company’s intent, and are accounted for at fair value. The fair value of such investments is determined based on quoted market prices at year end. Unrealized gains and losses on these investments are included as accumulated other comprehensive income in the consolidated statements of stockholders’ equity and comprehensive income (loss), net of income taxes. Realized gains and losses on investments sold are determined based on the specific identification method and are included in interest and investment income. Short-term investments are investments with original maturities of greater than three months and remaining maturities of less than one year, or investments that are reasonably expected to be realized in cash or consumed in operations over the next year.

Realized and unrealized gains (losses) on available-for-sale investments were not material for all years presented. As of December 25, 2005 and December 26, 2004, the fair market value of the Company’s investments was not significantly different from the amortized cost.

Long-term investments valued at $3.7 million at December 25, 2005 and $3.6 million at December 26, 2004 are restricted cash, pledged as collateral for a standby letter of credit related to the Company’s workers’ compensation policy. These pledged collateral accounts are invested in one year durations but are classified on our consolidated balance sheet as long-term assets because these investments are restricted, automatically renewed and reinvested each year. This cash will not be used within a year (Note 5).

INVENTORY - Inventory consists of food, beverage, paper and restaurant supplies, and is stated at the lower of cost (first-in, first-out method) or market value.

PROPERTY - Property is stated at cost. A variety of costs are incurred in the leasing and construction of restaurant facilities. The costs of buildings under development include specifically identifiable costs. The capitalized costs include development costs, construction costs, salaries and related costs, and other costs incurred during the acquisition or construction stage. Salaries and related costs capitalized totaled $51,000, $61,000, and $71,000 for fiscal years 2005, 2004, and 2003, respectively. Depreciation and amortization of buildings, leasehold improvements, and equipment are computed using the straight-line method over the shorter of the estimated useful lives of the assets or the initial lease term for certain leased properties (buildings and improvements range from 10 to 20 years, and equipment 3 to 7 years). For leases with renewal periods at the Company’s option, the Company generally uses the original lease term, excluding renewal option periods to determine useful lives; if failure to exercise a renewal option imposes an economic penalty to the Company, management may determine at the inception of the lease that renewal is reasonably assured and include the renewal option period in the determination of appropriate estimated useful lives. The Company’s policy requires lease term consistency when calculating the depreciation period, in classifying the lease, and in computing straight-line rent expense.

GOODWILL - Goodwill, which represents the excess of the cost of an acquired business over the fair value of amounts assigned to assets acquired and liabilities assumed, is not amortized. Instead, goodwill is assessed for impairment under SFAS No. 142, “Goodwill and Other Intangible Assets” (Note 3).

ASSET IMPAIRMENT AND STORE CLOSURE EXPENSE (REVERSAL) - The Company evaluates the carrying value of long-lived assets for impairment when a restaurant experiences a negative event, including, but not limited to, a significant downturn in sales, a substantial loss of customers, an unfavorable change in demographics or a store closure. Upon the occurrence of a negative event, the Company estimates the future undiscounted cash flows for the individual restaurants that are affected by the negative event. If the projected undiscounted cash flows do not exceed the carrying value of the assets at each restaurant, the Company recognizes an impairment loss to reduce the assets’ carrying amounts to their estimated fair values (for assets to be held and used) and fair value less cost to sell (for assets to be disposed of) based on the estimated discounted projected cash flows derived from the restaurant. The most significant assumptions in the analysis are those used to estimate a restaurants future cash flows. The Company generally uses the assumptions in its strategic plan and modifies them as necessary based on restaurant specific information.

The Company makes decisions to close stores based on their cash flows and anticipated future profitability. The Company records losses associated with the closure of restaurants at the time the unit is closed. These store closure charges primarily represent a liability for the future lease obligations after the expected closure dates, net of estimated sublease income, if any.

SELF-INSURANCE LIABILITIES - The Company is self-insured for a portion of its workers’ compensation insurance program. Maximum self-insured retention, including defense costs per occurrence, ranges from $250,000 during the claim year ended October 31, 2003 to $350,000 during the claim years ended October 31, 2004 and October 31, 2005. Insurance liabilities are accounted for based on independent actuarial estimates of the amount of loss incurred. These estimates rely on actuarial observations of industry-wide historical claim loss development, and are subject to change based on actual loss development.

DEFERRED RENT AND OTHER LIABILITIES - Rent expense on operating leases with scheduled or minimum rent increases is expensed on the straight-line basis over the initial lease term, which includes the period of time from when the Company takes possession of the leased space until the store opening date (the build-out period). Deferred rent represents the excess of rent charged to expense over rent payable under the lease agreement. In connection with certain of the Company’s leases, the landlord has provided the Company with tenant improvement allowances. These lease incentives, as well as rent holidays, are recorded as long-term liabilities in “Deferred rent and other liabilities” and are amortized over the initial lease term as reductions to rent expense.

FINANCIAL INSTRUMENTS - The carrying values of cash and cash equivalents, receivables, accounts payable and accrued expenses approximate fair values due to the short-term maturities of these instruments.

REVENUE RECOGNITION - Revenues from the operation of Company-owned restaurants are recognized when sales occur. Franchise revenue is comprised of i) area development fees, ii) new store opening fees, and iii) royalties. Fees received pursuant to area development agreements under individual franchise agreements, which grant the right to develop franchised restaurants in future periods in specific geographic areas, are deferred and recognized as revenue on a pro rata basis as the individual franchised restaurants subject to the development agreements are opened. New store opening fees are recognized as revenue in the period a franchised location opens. Royalties from franchised restaurants are recorded in revenue as earned.

STORE PRE-OPENING EXPENSES - Costs incurred in connection with the training of personnel, occupancy during the build-out period, and promotion of new store openings are expensed as incurred.

ADVERTISING - Advertising costs incurred to produce media advertising for new campaigns are expensed in the year in which the advertising first takes place. Other advertising costs are expensed when incurred. Advertising costs are included in occupancy and other expenses and totaled $6.0 million for fiscal year 2005 and $5.3 million for both fiscal years 2004 and 2003.

VARIABLE INTEREST ENTITIES - In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46R, Consolidation of Variable Interest Entities (“FIN 46R”). FIN 46R requires the primary beneficiary of a variable interest entity to consolidate that entity. The primary beneficiary of a variable interest entity is the party that absorbs a majority of the variable interest entity’s expected losses, receives a majority of the entity’s expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity.

The primary entities we possess a variable interest in are franchise entities which operate our franchised restaurants. We do not possess any ownership interests in our franchisees and we do not generally provide financial support to our franchisees. We have reviewed these franchise entities and determined that the Company is not the primary beneficiary of the entities and therefore, these entities have not been consolidated.

INCOME TAXES - Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, as well as tax loss and credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

STOCK-BASED COMPENSATION - SFAS No. 123, “Accounting for Stock-Based Compensation” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure an amendment of FASB Statement No. 123,” provides accounting guidance related to stock-based employee compensation. SFAS No. 123, as amended, encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations for all periods presented. Accordingly, compensation cost for stock options granted to employees is measured as the excess, if any, of the fair value of the Company’s stock at the date of the grant over the amount an employee must pay to acquire the stock.

The following table summarizes the impact on the Company’s net income (loss) had compensation cost been determined based upon the fair value at the grant date for awards under the stock option plans consistent with the methodology prescribed under SFAS No. 123 (in thousands, except per share data):

	Fiscal Years
	2005	2004	2003

Net income (loss), as reported	$(228)	$3,040	$(2,425)
Deduct: Total stock-based employee compensation expense
determined under fair value based method for all awards,
net of related tax effects	1,639	1,094	631
Pro forma net income (loss)	$(1,867)	$1,946	$(3,056)
Earnings (loss) per share:
Basic - as reported	$(0.02)	$0.33	$(0.27)
Basic - pro forma	(0.20)	0.21	(0.34)

Diluted - as reported	$(0.02)	$0.32	$(0.27)
Diluted - pro forma	(0.20)	0.21	(0.34)

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

COMMON STOCK AND EARNINGS PER SHARE - Basic earnings per share is computed by dividing net income or loss by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed similar to basic earnings per share, except that the weighted average number of shares of common stock outstanding is increased to include the effect of potentially dilutive common shares, which are comprised of stock options granted to employees under stock-based compensation plans that were outstanding during the period. Potentially dilutive common shares are excluded from the diluted earnings per share computation when their effect would be antidilutive.

CONCENTRATION OF CREDIT RISK - The Company invests its excess cash in money market accounts and debt securities. The Company has not experienced any material losses on its cash accounts or other investments.

RECENT ACCOUNTING PRONOUNCEMENTS - In November 2004, the FASB issued SFAS 151, Inventory Costs. SFAS 151 clarifies the accounting for abnormal amounts of idle facilities expense, freight, handling costs and wasted material. SFAS 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. We expect the adoption of this Statement will not have a material impact on our operating results or financial condition.

     In March 2005, the FASB issued Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations—an interpretation of FASB Statement No. 143 (“FIN 47”). FIN 47 clarifies the term conditional asset retirement obligation and requires a liability to be recorded if the fair value of the obligation can be reasonably estimated. The types of asset retirement obligations that are covered by FIN 47 are those for which an entity has a legal obligation to perform an asset retirement activity; however the timing and/or method of settling the obligation are conditional on a future event that may or may not be within the control of the entity. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 is effective for fiscal years ending after December 15, 2005. The Company adopted the provisions of FIN 47 during fiscal 2005. No conditional asset retirement obligations were recognized and, accordingly, the adoption of FIN 47 had no effect on the Company’s consolidated financial statements.

     In October 2005, the FASB issued Staff Position 13-1, Accounting for Rental Costs Incurred During a Construction Period (“FSP 13-1”). FSP 13-1 is effective for the first fiscal period beginning after December 15, 2005 and requires that rental costs associated with ground or building operating leases that are incurred during a construction period be recognized as rental expense. We expect the adoption of this Staff Position will not have a material impact on our operating results or financial condition.

In December 2004, the FASB issued SFAS No. 123R, Share-Based Payment. SFAS No. 123R revises SFAS No. 123, Accounting for Stock-Based Compensation and generally requires the cost associated with employee services received in exchange for an award of equity instruments be measured based on the grant-date fair value of the award and recognized in the consolidated financial statements over the period during which employees are required to provide service in exchange for the award. SFAS No. 123R also provides guidance on how to determine the grant-date fair value for awards of equity instruments as well as alternative methods of adopting its requirements. SFAS No. 123R is effective for the beginning of the first interim or annual reporting period after June 15, 2005. As disclosed above, based on the current assumptions and calculations used, had the Company recognized compensation expense based on the fair value of awards of equity instruments, net earnings would have been reduced by approximately $1.6 million for fiscal 2005, $1.1 million for fiscal 2004, and $0.6 million for fiscal 2003. (see footnote 8 for additional information)

2.	CONSOLIDATED BALANCE SHEET DETAILS as of December 25, 2005 and December 26, 2004, respectively (in thousands):

	2005	2004
OTHER RECEIVABLES:
Tenant improvement receivables	$152	$75
Beverage usage receivables	236	212
Interest receivables	8	71
Credit cards	658	502
Income taxes	1,403	—
Other	412	316
Total	$2,869	$1,176

INVESTMENTS:
Certificates of deposit	$3,049	$5,190
Municipal bonds	—	3,553
Money market	5,725	—
	8,774	8,743
Less: short-term investments	(5,099)	(5,190)
Long-term investments	$3,675	$3,553

PROPERTY — at cost:
Building and leasehold improvements	$42,432	$39,562
Equipment and furniture	34,962	33,174
Construction in process	3,592	2,277
	80,986	75,013
Less: accumulated depreciation and amortization	(50,385)	(43,417)
Total	$30,601	$31,596

ACCRUED EXPENSES AND OTHER LIABILITIES:
Compensation	$1,442	$2,102
Workers’ compensation	2,904	2,692
Sales taxes	964	989
Vacation pay	668	569
Advertising	82	553
Franchise repurchase	440	440
Gift certificates	907	663
Occupancy	920	730
Other	1,814	567
Total	$10,141	$9,305

3.	GOODWILL

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

SFAS No. 142 requires goodwill to be tested annually at the same time every year, and when an event occurs or circumstances change, such that it is reasonably possible that an impairment may exist. The Company selected its fiscal year end as its annual date. As a result of the Company’s assessment at December 25, 2005 and December 26, 2004, no impairment was indicated.

4.	ASSET IMPAIRMENT AND STORE CLOSURE ACCRUAL

The Company recorded a net asset impairment and store closure accrual of $275,000 during fiscal 2005. This charge was the net effect of a charge to impairment of $288,000, based primarily on the closure of the Portland, Oregon restaurant, combined with a reversal to store closure of $13,000.

The Company recorded a net store closure reversal of $10,000 during fiscal 2004. This reversal was the net effect of a charge of $46,000 to reflect additional expenses incurred to find a suitable sublessee, combined with a reversal of $56,000 to reflect additional sublease income received.

The Company recorded asset impairment charges and store closure expense of $2.1 million during fiscal 2003. This was comprised of a charge of $2.5 million to write down the carrying value of 16 of its restaurants, a charge of $0.7 million to increase its store closure accrual to reflect the difficulty in identifying suitable sublessees and the Company’s revised estimate that it will need to continue full lease payments longer than originally estimated, and a reversal of $1.1 million to decrease its store closure accrual based on lease terminations and subleases that were more favorable than the original estimates. Of the locations whose carrying values were written down in fiscal 2003, five were located outside of Southern California and four had been partially impaired in 2001. The Company currently plans to operate these restaurant locations through the end of their remaining lease terms, generally from 2005 through 2010.

The components of the store closure accrual in fiscal 2003, 2004 and 2005 were as follows (in thousands):

	Accrual Balance at December 29, 2002	Store Closure Expense	Store Closure Reversal	Usage	Accrual Balance at December 28, 2003
Accrual for stores closed in 2001	$787	$359	$(459)	$(233)	$454
Accrual for stores closed in 2002 and to be closed	978	314	(615)	(254)	423
Severance and other costs	42	—	(41)	(1)	—
Total store closure accrual	1,807	$673	$(1,115)	$(488)	877
Less: current portion	(559)				(230)
Non-current	$1,248				$647

	Accrual Balance at December 28, 2003	Store Closure Expense	Store Closure Reversal	Usage	Accrual Balance at December 26, 2004
Accrual for stores closed in 2001	$454	$35	$(45)	$(106)	$338
Accrual for stores closed in 2002 and to be closed	423	11	(11)	(106)	317
Total store closure accrual	877	$46	$(56)	$(212)	655
Less: current portion	(230)				(114)
Non-current	$647				$541

	Accrual Balance at December 26, 2004	Store Closure Expense	Store Closure Reversal	Usage	Accrual Balance at December 25, 2005

Accrual for stores closed in 2001	$338	$—	$—	$(66)	$272
Accrual for stores closed in 2002 and to be closed	317		(13)	(29)	275
Accrual for stores closed in 2005	—	288	—	—	288
Total store closure accrual	655	$288	$(13)	$(95)	835
Less: current portion	(114)				(179)
Non-current	$541				$656

5.	CREDIT FACILITIES

LETTER OF CREDIT - On October 29, 2003, the Company obtained a letter of credit in the amount of $2.0 million related to the Company’s workers’ compensation insurance policy. The letter of credit is subject to automatic extension for one year from the expiration date and thereafter, unless notification is made prior to the expiration date. The letter of credit was extended in October 2004 and again in October 2005. On December 8, 2004, this letter of credit was increased to $2.9 million. The Company was also required, per the terms of both letters of credit, to pledge collateral of $3.7 million in 2005, and $3.6 million in 2004. (Note 1)

6.	COMMITMENTS AND CONTINGENCIES

OPERATING LEASES - The Company leases restaurant and office facilities, land, vehicles and office equipment under various operating leases expiring through 2016. The leases generally provide renewal options from three to ten years. Certain leases are subject to scheduled annual increases or minimum annual increases based upon the consumer price index, not to exceed specific maximum amounts. Certain leases require contingent percentage rents based upon sales and other leases pass through common area charges to the Company. Rental expense under these operating leases was $14.6 million, $14.0 million, and $13.4 million for fiscal years 2005, 2004, and 2003, respectively. Contingent percentage rent based on sales included in rental expense was $563,000, $503,000 and $466,000 for fiscal years 2005, 2004, and 2003, respectively.

Future minimum annual lease commitments, including obligations for closed stores and minimum future sublease rentals expected to be received as of December 25, 2005, are as follows (in thousands):

FISCAL YEAR	Company operated retail locations and other	Sublease income (A)
2006	$12,133	$(261)
2007	11,610	(283)
2008	10,849	(335)
2009	9,393	(342)
2010	6,786	(296)
Thereafter	9,640	(564)
	$60,411	$(2,081)

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

In addition, the Company is on the master leases for four franchise locations. These four locations were previously Company-operated before they were sold to a franchisee. Once they were sold to the franchisee, sublease documents were executed, and the franchisee began to pay rent directly to the landlords. If the franchisee defaults on the subleases, the Company would be responsible for the rent for the balance of the leases’ term, which is estimated to be $0.8 million at December 25, 2005.

LITIGATION - On June 28, 2001, a class action complaint was filed against the Company in Orange County, California Superior Court by a former employee, who worked in the position of general manager. A second similar class action complaint was filed in Orange County, California Superior Court on December 21, 2001, on behalf of another former employee who worked in the positions of general manager and assistant manager. The Company classifies both positions as exempt. The former employees each purport to represent a class of former and current employees who are allegedly similarly situated. The two cases were consolidated.  These cases currently involve the issue of whether employees and former employees in the general and assistant manager positions who worked in California units during specified time periods were misclassified as exempt and deprived of overtime pay. The consolidated complaint also asserts claims for alleged missed meal and rest breaks. In addition to unpaid overtime, these cases seek to recover waiting time penalties, interest, attorneys’ fees and other types of relief on behalf of the current and former employees that these former employees purport to represent.

The Company believes these cases are without merit and intends to vigorously defend against the related claims. These cases have been consolidated and are in the early stages of discovery. On November 9, 2005, the Court certified a class of assistant managers and has not yet ruled on the adequacy of the proposed class representative for the class of general managers. The Company is presently unable to predict the probable outcome of this matter or the amounts of any potential damages at issue. An unfavorable outcome in this matter or a significant settlement could have a material impact on the Company’s financial position and results of operations.

During the fourth quarter of 2005, the Company settled a previously outstanding lawsuit related to the proper use of the term “lobster” as it related to certain menu items.  The cost of defending and settling this is included in general and administrative expenses in the accompanying consolidated statement of operations.

EMPLOYEE SAVINGS PLAN - The Company has a defined contribution 401(k) plan. This plan allows eligible employees to contribute a percentage of their salary, subject to annual limits, to the plan. The Company matches 25% of each eligible employee’s contributions up to 6% of gross salary. The Company’s contributions vest over a five-year period. The Company contributed $77,000, $59,000 and $65,000 for fiscal years 2005, 2004 and 2003, respectively.

7.	INCOME TAXES

The components of the income tax (expense) benefit for fiscal years 2005, 2004 and 2003 are as follows (in thousands):

	2005	2004	2003
Federal (expense) benefit:
Current	$(1,282)	$(1,393)	$220
Deferred	1,486	(109)	1,015
State (expense) benefit:
Current	(280)	(507)	57
Deferred	727	131	277
Total income tax (expense) benefit	$651	$(1,878)	$1,569

The income tax (expense) benefit differs from the federal statutory rate because of the effect of the following items for fiscal years 2005, 2004 and 2003:

	2005	2004	2003
Statutory rate	34.0%	(34.0)%	34.0%
State income taxes, net of federal benefit	25.2	(5.0)	5.5
State Alternative Minimum Tax credit, net of federal benefit	8.2	0.0	0.0
Non-deductible items	(1.0)	(0.1)	0.0
Credits	2.9	0.9	0.0
Tax-exempt interest	4.8	0.0	0.0
Other	0.0	0.0	(0.2)
Effective tax (expense) benefit rate	74.1%	(38.2)%	39.3%

The Company’s statutory state tax rate net of federal benefit is approximately 5.8%.  In 2004, the effective state tax rate decreased slightly as a result of certain minor benefits for tax-exempt interest. In 2005, the effective state benefit rate significantly increased as a result of tax-exempt interest and California targeted employment tax credits claimed during 2005 for the current year and, on amended returns, for all prior years not subject to a statute of limitation. These credit claims resulted from a state tax credit study the Company concluded during 2005. Additionally, the Company recorded benefit in 2005 for a California Alternative Minimum Tax Credit carryforward from prior years that it had not previously benefited which is immaterial to the consolidated financial statement.

For the years ended December 25, 2005 and December 26, 2004 the Company generated combined Federal and State income tax receivables of $1.4 million and zero, respectively.

Deferred income taxes are provided to reflect temporary differences in the basis of net assets for income tax and financial reporting purposes, as well as available tax credits. The tax-effected temporary differences and credit carry forwards comprising the Company’s deferred income taxes as of December 25, 2005 and December 26, 2004 are as follows (in thousands):

	2005	2004
Accruals currently not deductible	$977	$1,093
Deferred rent	1,382	957
Difference between book and tax basis of property	4,721	3,146
State taxes	274	142
Deferred compensation	463	236
Deferred income	98	146
Other	(56)	(82)
Net deferred income tax asset	$7,859	$5,638
Net current deferred income tax asset	$667	$885
Net non-current deferred income tax asset	$7,192	$4,753

The Company has State Enterprise Zone credit carryforwards as of December 25, 2005 and December 26, 2004 of $229,000 and $0 respectively. State income tax credits will carryforward indefinitely and may be used to offset future State income tax.

8.	STOCKHOLDERS’ EQUITY

STOCK OPTIONS AND PURCHASE PLANS

i) 1999 STOCK INCENTIVE PLAN - On March 18, 1999 and March 24, 1999, the Board of Directors and the stockholders, respectively, of the Company approved the 1999 Stock Incentive Plan (the “1999 Plan”). All outstanding options under the 1995 Stock Option/Stock Issuance Plan and the 1998 Stock Option/Stock Issuance Plan (collectively, the “predecessor plans”) were incorporated into the 1999 Plan. No further grants will be made under the predecessor plans. The 1999 Plan is administered by the Company’s Board of Directors.

The stock issuable under the 1999 Plan shall be shares of authorized but unissued or reacquired common stock, including shares repurchased by the Company on the open market. A total of 3,058,145 shares of common stock have been authorized for issuance under the 1999 Plan, which includes the shares subject to outstanding options under the predecessor plans. The number of shares of common stock reserved for issuance under the 1999 Plan will automatically increase on the first trading day in January each year. The increase will be equal to 3% of the total number of shares of common stock outstanding as of the last trading day in December of the preceding year, not to exceed 450,000 shares in any given year. An additional 300,000 shares were authorized by shareholder approval in June 2002. In addition, no participant in the 1999 Plan may be granted stock options, separately exercisable stock appreciation rights and direct stock issuances for more than 500,000 shares of common stock in the aggregate per calendar year. Each option shall have a maximum term of ten years or five years in the case of any 10% stockholder, and is subject to earlier termination in the event of the optionee’s termination of service. Options granted under the 1999 Plan generally become exercisable 20% after one year of service and then the remaining 80% monthly over the second through fifth years of service. At the end of 2003, the Company approved a one time grant under the 1999 Plan to certain employees that become exercisable over a two-year period of service at 50% per year. At the end of 2004, the Company approved a one time grant under the 1999 Plan to certain employees that become exercisable over a three-year period of service at 33-1/3% per year.

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

ii) 1999 EMPLOYEE STOCK PURCHASE PLAN - On March 18, 1999 and March 24, 1999, the Board of Directors and stockholders, respectively, approved the 1999 Employee Stock Purchase Plan (“ESPP”). The ESPP became effective upon the execution of the underwriting agreement and pricing of the common stock with respect to the Company’s initial public offering. The ESPP allows eligible employees, as specified in the ESPP, to purchase shares of common stock in semi-annual intervals through payroll deductions under this plan. The accumulated payroll deductions will be applied to the purchase of shares on the employee’s behalf at a price per share equal to 85% of the lower of (1) the fair market value of the Company’s common stock at the date of entry into the current offering period or (2) the fair market value on the purchase date. An initial reserve of 200,000 shares of common stock has been authorized for issuance under the ESPP. The Board of Directors may alter, suspend or discontinue the ESPP. However, certain amendments to the ESPP may require stockholder approval. There was no activity under the ESPP during fiscal years 2005, 2004 and 2003.

On June 14, 2002, the Company granted common stock options for the purchase of 50,000 shares of common stock to a non-employee board member for consulting services. Total stock option compensation expense for the grant was recorded ratably over the service period of the consulting agreement. The Company recorded $75,000 of compensation expense associated with this option grant during fiscal year 2003.

The Company adopted a non-employee deferred compensation plan on March 6, 2003. Under this plan, non-employee directors could defer fees into either a cash account or into discounted options under the Company’s 1999 Stock Incentive Plan. Any deferrals into cash are credited to a cash account that will accrue earnings at an annual rate of 2% above the prime lending rate. At the time of election, a participant must choose the dates on which the cash benefit will be distributed. In October 2004, Congress enacted Internal Revenue Code Section 409A governing deferred compensation. The Company operates the deferred compensation plan in accordance with Section 409A. Because Section 409A restricts the use of discounted stock options, the Company will evaluate the extent to which that portion of the deferred compensation plan will be implemented in the future.

On September 1, 2005, the Compensation Committee of the Board of Directors of Rubio’s Restaurants, Inc. approved the acceleration of the unvested portion of certain stock options held by the executive officers of the Company and the Board of Directors took similar action with respect to all other employees of the Company. The options had exercise prices greater than $9.44, the closing price of the Company’s common stock as quoted on the Nasdaq National Market on August 31, 2005, and would have become exercisable from time to time over the next 52 months. As a result of the acceleration, all of these options became immediately exercisable. All other terms and conditions applicable to outstanding stock option grants remain in effect.

The Committee’s decision to accelerate the vesting of the affected stock options was based upon the issuance by the FASB of SFAS No. 123 (revised 2004), “Share-Based Payment,” which requires the Company, effective as of the beginning of the first fiscal quarter of 2006, to record compensation cost as expense for the portion of outstanding unvested awards, based on the fair value of those awards on the date of grant. As a result of the acceleration, the Company expects to reduce the stock option expense it otherwise would have been required to recognize in its consolidated statements of operations pursuant to SFAS 123R by approximately $1.7 million over the next four fiscal years.

Included in general and administrative expenses on the consolidated statement of operations are stock compensation expense measured and recognized at $9,000 in 2005, $6,000 in 2004 and $75,000 in 2003. In addition, as part of a severance agreement with the Company’s former CEO, the Company incurred $562,000 of compensation expense related to stock options held by that former CEO.

The following is a summary of stock option activity for fiscal years 2003, 2004 and 2005:
			Weighted
	Shares		Average
	Options		Exercise
	Available	Options	Price Per
	for Grant	Outstanding	Share
Balance at December 29, 2002	650,689	1,364,055	$6.31
Authorized	271,571	—	$—
Granted	(628,450)	628,450	$5.59
Exercised	—	(53,087)	$3.23
Forfeited	248,458	(248,458)	$5.93
Balance at December 28, 2003	542,268	1,690,960	$6.20
Authorized	279,193	—	$—
Granted	(500,720)	500,720	$10.84
Exercised	—	(201,004)	$5.59
Forfeited	219,142	(219,142)	$6.88
Balance at December 26, 2004	539,883	1,771,534	$7.45
Authorized	282,773	—	$—
Granted	(332,701)	332,701	$9.58
Exercised	—	(119,303)	$6.08
Forfeited	187,430	(187,430)	$8.07
Balance at December 25, 2005	677,385	1,797,502	$7.86
Exercisable, December 28, 2003		699,960	$6.47
Exercisable, December 26, 2004		748,546	$6.44
Exercisable, December 25, 2005		1,403,040	$8.06

On October 25, 2001, Mr. Goodall was granted options to purchase 25,000 unregistered shares of our common stock. These options vested and became exercisable during the six-month period after the grant date. The per share exercise price in effect under these options is $3.05, which was the fair market value per share of our common stock on the grant date. These options are not included in the Company's stock incentive plan.

The pro forma compensation costs presented in Note 1 were determined using the weighted average fair values at the date of grant for options granted during 2005, 2004 and 2003 of $3.97, $7.04 and $3.69 per share, respectively. The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Fiscal Years
	2005	2004	2003

Expected dividend	None	None	None
Expected stock price volatility	60%	63%	66%
Risk-free interest rate	4.4%	3.6%	3.3%
Expected lives of options	3 years	5 years	5 years

The estimated fair value of options granted is subject to the assumptions made, and if the assumptions changed, the estimated fair value amounts could be significantly different.

The following table summarizes information as of December 25, 2005 concerning currently outstanding and exercisable options:

	Options Outstanding			Options Exercisable
		Weighted Average			Weighted
		Remaining			Average
	Number	Contractual Life	Weighted Average	Number	Exercise
Range of Exercise Prices	Outstanding	(Years)	Exercise Price	Exercisable	Price

$ 1.00 - $ 4.97	271,247	6.65	$4.34	198,829	$4.16
$ 5.00 - $ 6.50	605,557	6.98	$6.25	459,004	$6.24
$ 7.00 - $ 9.50	465,098	8.04	$8.76	289,607	$8.72
$10.00 - $11.50	242,400	7.99	$10.32	242,400	$10.32
$12.00 - $15.06	213,200	8.87	$12.20	213,200	$12.20
	1,797,502	7.56	$7.86	1,403,040	$8.06

9.	RELATED PARTIES

The following is a listing of the Company’s related party transactions.

Craig Andrews, a Company director, previously was a partner in the law firm of Brobeck, Phleger & Harrison, LLP, which served as the Company’s legal counsel for general corporate and other matters, through February 2003. The Company paid Brobeck, Phleger & Harrison, LLP $0 in 2005 and 2004, and $36,382 in 2003 for legal services. Mr. Andrews joined the law firm of Heller Ehrman, LLP as a shareholder in March 2003. In March 2003, the Company authorized Heller Ehrman, LLP to serve as its legal counsel for general corporate and other matters. During fiscal 2005, 2004 and 2003, the Company paid Heller Ehrman, LLP $466,427, $226,360 and $105,908, respectively, for legal services.

Timothy Ryan, a director of the Company, entered into a consulting agreement with the Company effective September 1, 2005 to provide certain marketing services to the Company. The agreement terminated in December 2005. Under the terms of the agreement, Mr. Ryan received consulting fees of $25,000 per month. Through December 25, 2005, $80,000 was paid to Mr. Ryan under the consulting agreement. Mr. Ryan also received a bonus of $100,000 under his consulting agreement, which was paid in 2006.

Sheri Miksa, a Company director and President and CEO until she resigned December 19, 2005, received severance of $200,000 and had her stock options vesting schedule extended an additional 6 months. This extension created stock option expense of $562,000.

In July 2005, the Company entered into agreements with Rosewood Capital, L.P. and Ralph Rubio, Chairman of the Board and Chief Executive Officer, to extend the registration rights held by Rosewood and Mr. Rubio under an investor’s rights agreement entered into prior to the Company’s initial public offering. Under these agreements, the expiration date of the registration rights granted to Rosewood and Mr. Rubio was extended from May 2006 to December 31, 2007. Further, as part of the extension agreements, Rosewood and Mr. Rubio agreed that they would not demand that the Company register their stock prior to March 31, 2006. Neither Mr. Rubio nor Mr. Anderson, a Company director, voted on the approval of the transaction with respect to the extension agreement entered into with Ralph Rubio and Rosewood.

10.	NET INCOME (LOSS) PER SHARE

A reconciliation of basic and diluted net income (loss) per share in accordance with SFAS No. 128 is as follows (in thousands, except per share data):

	Fiscal Years
	2005	2004	2003

Numerator
Basic:
Net income (loss)	$(228)	$3,040	$(2,425)
Denominator
Basic:
Weighted average common shares outstanding	9,378	9,135	9,093
Diluted:
Effect of dilutive securities:
Common stock options	—	253	—
Total weighted average common and potential common shares outstanding	9,378	9,388	9,093
Net income (loss) per share:
Basic	$(0.02)	$0.33	$(0.27)
Diluted	$(0.02)	$0.32	$(0.27)

For fiscal years 2005 and 2003, common stock options of 268,119 and 1,690,960, respectively, were not included in the computation of diluted earnings per share as their impact would have been anti-dilutive.

11.	SEGMENT INFORMATION

The Company owns and operates high-quality, affordable, fast-casual Mexican restaurants under the name “Rubio’s Fresh Mexican Grill,” with restaurants primarily in California, Arizona, Nevada, Colorado and Utah. In accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” the Company currently considers its business to consist of one reportable operating segment.

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

The Company historically accounted for tenant improvement allowances as reductions to the related leasehold improvement asset on the consolidated balance sheets and capital expenditures in investing activities on the consolidated statements of cash flows. The Company has now determined that FASB Technical Bulletin No. 88-1, “Issues Relating to Accounting for Leases,” requires these allowances to be recorded as “Deferred rent and other liabilities” on the consolidated balance sheets and as a component of operating activities on the consolidated statements of cash flows. Additionally, the Company determined that deferred rent amortization should be included in “Restaurant occupancy and other” in the consolidated statements of operations.

The Company historically recognized rent holiday periods on a straight-line basis over the lease term commencing with the store opening date. The store opening date coincided with the commencement of business operations, which corresponds to the intended use of the property. The Company has now determined that FASB Technical Bulletin No. 85-3, “Accounting for Operating Leases with Scheduled Rent Increases,” required that the lease term should commence on the date the Company takes possession of the leased space for construction purposes. The correction of this accounting required the Company to record additional rent in “Deferred rent and other liabilities” and to adjust “Accumulated deficit” on the consolidated balance sheets as well as to correct “Restaurant occupancy and other” in the consolidated statements of operations for the year ended December 28, 2003.

As a result, the Company has restated its consolidated financial statements for the year ended December 28, 2003. The following is a summary of the significant effects of these changes on the Company’s consolidated financial statements (in thousands, except per share data):

For the year ended December 28, 2003	As previously reported	Adjustments	As restated
Restaurant occupancy and other	$30,970	$(499)	$30,471
Depreciation and amortization	5,632	1,361	6,993
Pre-opening expenses	289	199	488
Asset impairment and store closure expense (reversal)	2,265	(194)	2,071
Loss on disposal/sale of property	230	3	233
Operating income (loss)	(3,118)	(870)	(3,988)
Income tax (expense) benefit	1,223	346	1,569
Net income (loss)	(1,901)	(524)	(2,425)
Net income (loss) per share - Basic	$(0.21)	$(0.06)	$(0.27)
Net income (loss) per share - Diluted	$(0.21)	$(0.06)	$(0.27)
Net cash provided by operating activities	8,802	137	8,939
Net cash used in investing activities	(10,084)	(137)	(10,221)

13.	SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

The following is summarized unaudited quarterly financial data (in thousands, except per share data) for fiscal 2005 and 2004:

	Fiscal 2005
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total revenues	$33,757	$36,035	$36,514	$34,451
Operating income (loss)	$715	$1,220	$1,128	$(4,386)
Net income (loss)	$489	$909	$828	$(2,454)
Basic net income (loss) per share	$0.05	$0.10	$0.09	$(0.26)
Diluted net income (loss) per share	$0.05	$0.09	$0.09	$(0.26)

	Fiscal 2004
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total revenues	$33,537	$34,993	$36,174	$32,696
Operating income	$666	$1,702	$2,113	$283
Net income	$425	$1,047	$1,296	$272
Basic net income per share	$0.05	$0.11	$0.14	$0.03
Diluted net income per share	$0.05	$0.11	$0.14	$0.03

Operating income (loss) and net income (loss) per share is computed independently for each of the quarters presented and therefore may not sum to the annual amount for the year.

Included in general and administrative expenses for the fourth quarter of 2005 are certain expenses not related to the on going operations or are of a nature such that they had a significant impact on the quarter.  $2.6 million was recorded related to executive separation of $200,000 severance and $562,000 revaluation of stock options; legal fees and lobster lawsuit settlement costs of $553,000; other legal and professional fees of $631,000; executive search and relocation expenses of $404,000 and other miscellaneous expenses of $250,000.

The fourth quarter of 2005 also included charges for closing our only restaurant in Oregon. The store closure accrual was increased by $288,000 to represent the expected shortfall between rents and other costs owed versus amounts received from a proposed sub-lease for the remainder of our lease. In addition, loss on disposal of property was $520,000 due to the Company’s re-imaging program, assets disposed of with the store closure as well as abandoned projects including the elimination of margarita machines. All such charges are related to decisions made by the Company in the fourth quarter.