Form 10-Q
period 2006-03-26
RUBIOS RESTAURANTS INC
filed 2006-05-09
CIK 1082423

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 26, 2006

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of May 4, 2006 there were 9,507,873 shares of the Registrant's common stock, par value $0.001 per share, outstanding.

RUBIO’S RESTAURANTS, INC.

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
RUBIO’S RESTAURANTS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	March 26, 2006	December 25, 2005
ASSETS	(unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$12,736	$8,022
Short-term investments	—	3,049
Other receivables	2,361	2,869
Inventory	1,117	1,390
Prepaid expenses	560	500
Deferred income taxes	778	667
Total current assets	17,552	16,497

PROPERTY, net	30,949	30,601
GOODWILL	193	193
LONG-TERM INVESTMENTS	3,026	3,675
OTHER ASSETS	483	433
DEFERRED INCOME TAXES	7,545	7,192
TOTAL	$59,748	$58,591

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$1,671	$2,078
Accrued expenses and other liabilities	11,551	10,141
Store closure accrual	201	179
Total current liabilities	13,423	12,398

STORE CLOSURE ACCRUAL	614	656
DEFERRED INCOME	256	246
DEFERRED RENT AND OTHER LIABILITIES	4,053	4,306
DEFERRED FRANCHISE REVENUE	55	20
Total liabilities	18,401	17,626

COMMITMENTS AND CONTINGENCIES (NOTE 4)

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.001 par value, 5,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.001 par value, 35,000,000 shares authorized, 9,439,620 issued and outstanding in 2006, and 9,425,752 issued and outstanding in 2005	9	9
Paid-in capital	45,830	45,636
Accumulated other comprehensive income	—	4
Accumulated deficit	(4,492)	(4,684)
Total stockholders’ equity	41,347	40,965
TOTAL	$59,748	$58,591

See notes to consolidated financial statements-unaudited.

RUBIO’S RESTAURANTS, INC.
CONSOLIDATED STATEMENTS OF INCOME - UNAUDITED
(In thousands, except per share data)

	13 Weeks Ended
	March 26, 2006	March 27, 2005
REVENUES:
Restaurant sales	$35,027	$33,698
Franchise and licensing revenues	56	59
TOTAL REVENUES	35,083	33,757

COSTS AND EXPENSES:
Cost of sales	9,537	9,110
Restaurant labor	11,552	11,217
Restaurant occupancy and other	8,556	7,786
General and administrative expenses	3,319	2,942
Depreciation and amortization	1,860	1,935
Pre-opening expenses	33	49
Loss on disposal/sale of property	14	3
TOTAL COSTS AND EXPENSES	34,871	33,042

OPERATING INCOME	212	715

OTHER INCOME:
Interest and investment income	101	82

INCOME BEFORE INCOME TAXES	313	797
INCOME TAX EXPENSE	121	308
NET INCOME	$192	$489

NET INCOME PER SHARE:
Basic and Diluted	$0.02	$0.05

SHARES USED IN CALCULATING NET INCOME PER SHARE:
Basic	9,437	9,311

Diluted	9,634	9,679

See notes to consolidated financial statements-unaudited.

RUBIO’S RESTAURANTS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED
(In thousands)

	13 Weeks Ended
	March 26, 2006	March 27, 2005
OPERATING ACTIVITIES:
Net income	$192	$489
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,860	1,935
Share-based compensation expense	96	—
Tax benefit from share-based compensation	(3)	—
Loss on disposal/sale of property	14	3
Provision for deferred income taxes	(464)	(313)
Changes in assets and liabilities:
Other receivables	525	(389)
Inventory	273	(357)
Prepaid expenses	(60)	(14)
Other assets	(50)	10
Accounts payable	(407)	(534)
Accrued expenses and other liabilities	1,410	1,827
Store closure accrual	(20)	(48)
Deferred income	10	(71)
Deferred rent and other liabilities	(253)	(312)
Deferred franchise revenue	35	—
Net cash provided by operating activities	3,158	2,226

INVESTING ACTIVITIES:
Purchases of property	(1,038)	(713)
Purchases of leasehold improvements	(1,184)	(301)
Purchases of investments	(3,048)	(34)
Maturities of investments	6,742	3,500
Net cash provided by investing activities	1,472	2,452

FINANCING ACTIVITIES:
Proceeds from exercise of common stock options	81	195
Excess tax benefits from share-based compensation	3	—
Net cash provided by financing activities	84	195

INCREASE IN CASH AND CASH EQUIVALENTS	4,714	4,873
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	8,022	7,315
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$12,736	$12,188

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for income taxes	$—	$2

See notes to consolidated financial statements-unaudited.

RUBIO’S RESTAURANTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial information has been prepared by Rubio’s Restaurants, Inc. and its wholly-owned subsidiary, Rubio’s Restaurants of Nevada, Inc. (collectively, the “Company”) without audit and reflects all adjustments, consisting of normal and recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations for the interim periods. The consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles and in accordance with the regulations of the Securities and Exchange Commission (“SEC”). Accordingly, certain information and note disclosures normally included in complete financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules and regulations. These unaudited consolidated financial statements and related notes should be read in conjunction with the consolidated financial statements and related notes for the fiscal year ended December 25, 2005 included in the Company’s annual report on Form 10-K and the review of our more critical accounting policies identified under the caption “Critical Accounting Policies” in that report. Results for the interim periods presented in this report are not necessarily indicative of results which may be reported for any other interim period or for the entire fiscal year.

Reclassifications

Certain prior year amounts have been reclassified in the consolidated financial statements to conform to the current period presentation.

Share-Based Payment

As of December 26, 2005, the Company adopted SFAS No. 123(R), "Share-Based Payment," ("SFAS 123R") using the modified prospective transition method. Under this method, compensation expense is recognized for new grants beginning this fiscal year and any unvested grants prior to the adoption of SFAS 123R. The Company recognizes compensation expense on a straight-line basis over the employee's vesting period or to the employee's retirement eligible date, if earlier. In accordance with the modified prospective transition method, the consolidated financial statements for prior periods have not been restated.

In accordance with SFAS 123R, beginning in the first quarter of 2006, we have presented excess tax benefits for the exercise of share-based compensation awards as a financing activity in the consolidated statements of cash flows. Prior to the adoption of SFAS 123R, we presented the tax benefits for deductions resulting from the exercise of stock options as an operating cash flow activity. SFAS 123R also requires the Company to estimate forfeitures in calculating the expense relating to share-based compensation as opposed to recognizing forfeitures as an expense reduction as they occur. The adjustment to apply estimated forfeitures to previously recognized share-based compensation was considered immaterial and as such was not classified as a cumulative effect of a change in accounting principle.

As a result of adopting SFAS 123R, our income before income taxes and net income for the quarter ended March 26, 2006 were $96,000 and $59,000 lower, respectively, than if the share-based compensation was still accounted for under APB Opinion No. 25. The recognized tax benefit was $37,000. In addition, our basic and diluted income per share decreased by $0.01. The adoption of SFAS 123R, which requires the excess tax benefits to be reflected as financing cash flows instead of operating cash flows, had no material impact on the Company's consolidated statements of cash flows.

In November 2005, the FASB issued FSP No. 123(R)-3, "Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards." This pronouncement provides an alternative method of calculating the excess tax benefits available to absorb any tax deficiencies recognized subsequent to the adoption of SFAS 123R. The Company has until November 2006 to make a one-time election to adopt the transition method. The Company is currently evaluating FSP 123(R)-3; this one-time election will not affect operating income or net earnings.

The following is a list of stock option and purchase plans:

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

RUBIO’S RESTAURANTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

The stock issuable under the 1999 Plan shall be shares of authorized but unissued or reacquired common stock, including shares repurchased by the Company on the open market. A total of 3,058,145 shares of common stock have been authorized for issuance under the 1999 Plan, which includes the shares subject to outstanding options under the predecessor plans. The number of shares of common stock reserved for issuance under the 1999 Plan will automatically increase on the first trading day in January each year. The increase will be equal to 3% of the total number of shares of common stock outstanding as of the last trading day in December of the preceding year, not to exceed 450,000 shares in any given year. An additional 300,000 shares were authorized by shareholder approval in June 2002. In addition, no participant in the 1999 Plan may be granted stock options, separately exercisable stock appreciation rights and direct stock issuances for more than 500,000 shares of common stock in the aggregate per calendar year. Each option shall have a maximum term of ten years, or five years in the case of any 10% stockholder, and is subject to earlier termination in the event of the optionee’s termination of service. Options granted under the 1999 Plan generally become exercisable 20% after one year of service and then the remaining 80% monthly over the second through fifth years of service. At the end of 2003, the Company approved a one time grant under the 1999 Plan to certain employees that become exercisable over a two-year period of service at 50% per year. At the end of 2004, the Company approved a one time grant under the 1999 Plan to certain employees that become exercisable over a three-year period of service at 33-1/3% per year.

The 1999 Plan is divided into five separate components: (1) the discretionary option grant program, (2) the stock issuance program, (3) the salary investment option grant program, (4) the automatic option grant program, and (5) the director fee option grant program.

The discretionary option grant and stock issuance programs provide for the issuance of incentive and non-statutory options for eligible employees. The option exercise price per share is fixed by the 1999 Plan administrator in accordance with the following provisions: (1) the exercise price shall not be less than 100% of the fair market value per share of the common stock on the date of grant, and (2) if the person to whom the option is granted is a 10% stockholder, then the exercise price per share shall not be less than 110% of the fair market value per share of the common stock on the date of grant. Each option shall be exercisable at such time or times, during such period and for such number of shares as shall be determined by the 1999 Plan administrator as set forth in the related individual option agreements. The purchase price for stock issuances is determined by the 1999 Plan administrator and shall not be less than 100% of the fair market value of a share of common stock at the time of issuance.

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

RUBIO’S RESTAURANTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

ii) 1999 EMPLOYEE STOCK PURCHASE PLAN - On March 18, 1999 and March 24, 1999, the Board of Directors and stockholders, respectively, approved the 1999 Employee Stock Purchase Plan (“ESPP”). The ESPP became effective upon the execution of the underwriting agreement and pricing of the common stock with respect to the Company’s initial public offering. The ESPP allows eligible employees, as specified in the ESPP, to purchase shares of common stock in semi-annual intervals through payroll deductions under this plan. The accumulated payroll deductions will be applied to the purchase of shares on the employee’s behalf at a price per share equal to 85% of the lower of (1) the fair market value of the Company’s common stock at the date of entry into the current offering period or (2) the fair market value on the purchase date. An initial reserve of 200,000 shares of common stock has been authorized for issuance under the ESPP. The Board of Directors may alter, suspend or discontinue the ESPP. However, certain amendments to the ESPP may require stockholder approval. There has been no activity under the ESPP.

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

On September 1, 2005, the Compensation Committee of the Board of Directors of Rubio’s Restaurants, Inc. approved the acceleration of the unvested portion of certain stock options held by the executive officers of the Company and the Board of Directors took similar action with respect to all other employees of the Company. The options had exercise prices greater than $9.44, the closing price of the Company’s common stock as quoted on the Nasdaq National Market on August 31, 2005, and would have become exercisable from time to time over the next 52 months. As a result of the acceleration, all of these options became immediately exercisable. All other terms and conditions applicable to outstanding stock option grants remain in effect. The Committee’s decision to accelerate the vesting of the affected stock options was based upon the issuance of SFAS 123R, which requires the Company to record compensation cost as expense for the portion of outstanding unvested awards, based on the fair value of those awards on the date of grant. As a result of the acceleration, the Company reduced stock option expense it otherwise would have been required to recognize in its consolidated statements of income pursuant to SFAS 123R by approximately $1.7 million over the next four fiscal years.

The following table summarizes stock option activity for the thirteen weeks ended March 26, 2006:

	Options	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Term
Outstanding at beginning of period	1,797,502	$7.86
Granted	—	N/A
Forfeited	(27,917)	10.81
Exercised	(13,704)	5.97
Outstanding at end of period	1,755,881	$7.83	$4,298,850	7.30
Exercisable at end of period	1,415,640	$7.97	$3,367,506	7.13

The aggregate intrinsic value of options (the amount by which the market price of the stock on the date of exercise exceeded the market price of the stock on the date of grant) exercised during the thirteen weeks ended March 26, 2006 and March 27, 2005 was $41,000 and $206,000, respectively.

As of March 26, 2006, there was $407,000 of unrecognized compensation expense related to nonvested option awards that is expected to be recognized over a weighted average period of 1.67 years.

Prior to fiscal year 2006, stock awards were accounted for under Accounting Principles Board Opinion (“APB”) 25, Accounting for Stock Issued to Employees, using the intrinsic method, whereby compensation expense is recognized for the excess, if any, of the quoted market price of the Company’s stock at the date of grant over the exercise price. We applied the disclosure provisions of SFAS 123, as amended, as if the fair value based method had been applied in measuring compensation expense.

RUBIO’S RESTAURANTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

In the first quarter of 2005, had compensation expense been recognized for our share-based compensation plans by applying the fair value recognition provisions of SFAS 123, we would have recorded net income and earnings per share as follows for the thirteen weeks ended March 27, 2005:

Net income, as reported	$489
Deduct: share-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(448)

Pro forma net income	$41

Net income per share:
Basic and Diluted — as reported	$0.05
Basic and Diluted — pro forma	$0.00

For the pro forma disclosure, the estimated fair values of options were amortized on a straight line basis over their respective vesting periods of up to five years.

The pro forma compensation cost, which was determined using the weighted average fair values at the date of grant, for options granted during the 13 weeks ended March 27, 2005 was $7.19 per share. The fair value of each option granted was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions: expected dividend yield of zero; expected stock price volatility of 62%; risk-free interest rate of 4.0%; and expected lives of options of 5 years.

2.	CONSOLIDATED BALANCE SHEETS DETAIL

Consolidated Balance Sheets detail as of March 26, 2006 and December 25, 2005, respectively (in thousands) are as follows:

	March 26, 2006	December 25, 2005
OTHER RECEIVABLES:
Tenant improvement receivables	$35	$152
Beverage usage receivables	233	236
Interest receivable	1	8
Credit card	844	658
Income taxes	834	1,403
Other	414	412
Total	$2,361	$2,869

INVESTMENTS:
Certificates of deposit	$—	$3,049
Money market	3,026	3,675
	3,026	6,724
Less: Short-term investments	—	(3,049)
Long-term investments	$3,026	$3,675

PROPERTY - Net:
Building and leasehold improvements	$43,627	$42,432
Equipment and furniture	35,640	34,962
Construction in process and related costs	3,842	3,592
	83,109	80,986
Less: Accumulated depreciation and amortization	(52,160)	(50,385)
Total	$30,949	$30,601

ACCRUED EXPENSES AND OTHER LIABILITIES:
Compensation	$2,710	$1,442
Workers’ compensation	2,929	2,904
Sales taxes	1,061	964
Vacation pay	740	668
Advertising	749	82
Franchise repurchase	440	440
Gift certificates	587	907
Occupancy	902	920
Professional fees	518	662
Other	915	1,152
Total	$11,551	$10,141

RUBIO’S RESTAURANTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

3.	STORE CLOSURE ACCRUAL

The Company recorded a store closure expense of $275,000 during fiscal 2005. This charge was the net effect of a charge to store closure of $288,000, based primarily on the closure of the Portland, Oregon restaurant, combined with a reversal to store closure of $13,000.

The components of the store closure accrual for the 13 weeks ended March 27, 2005 and March 26, 2006 were as follows (in thousands):

	Accrual Balance at December 26, 2004	Store Closure Expense	Store Closure Reversal	Usage	Accrual Balance at March 27, 2005

Accrual for stores closed in 2001	$338	$—	$—	$(17)	$321
Accrual for stores closed in 2002	317	—	—	(31)	286
Total store closure accrual	655	$—	$—	$(48)	607
Less: current portion	(114)				(92)
Non-current	$541				$515

	Accrual Balance at December 25, 2005	Store Closure Expense	Store Closure Reversal	Usage	Accrual Balance at March 26, 2006

Accrual for stores closed in 2001	$272	$—	$—	$(15)	$257
Accrual for stores closed in 2002 and to be closed	275	—	—	17	292
Accrual for stores closed in 2005	288	—	—	(22)	266
Total store closure accrual	835	$—	$—	$(20)	815
Less: current portion	(179)				(201)
Non-current	$656				$614

During the 13 weeks ended March 26, 2006 and March 27, 2005, there were no new store closures.

RUBIO’S RESTAURANTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

4.	COMMITMENTS AND CONTINGENCIES

Litigation

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

A reconciliation of basic and diluted income per share in accordance with SFAS No. 128, “Earnings Per Share,” is as follows (in thousands, except per share data):

	13 Weeks Ended
	March 26, 2006	March 27, 2005
Numerator
Net income	$192	$489

Denominator
Basic:
Weighted average common shares outstanding	9,437	9,311
Diluted:
Effect of dilutive securities:
Common stock options	197	368
Total weighted average common and potential common shares outstanding	9,634	9,679

Net income per share:
Basic and Diluted	$0.02	$0.05

For the 13 weeks ended March 26, 2006 and March 27, 2005, common stock options of 571,537 and 339,612 respectively, were not included in the computation of diluted earnings per share as their impact would have been anti-dilutive.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We opened our first restaurant under the name “Rubio’s, Home of the Fish Taco” in 1983. As of April 28, 2006, we have grown to 156 restaurants, including 150 Company-operated and six franchise locations. We also license our concept for three non-traditional locations at Petco Park in San Diego, the San Diego International Airport and the Arrowhead Pond of Anaheim. We position our restaurants in the high-quality, fresh, distinctive and affordable fast-casual Mexican cuisine segment of the restaurant industry. Our business strategy is to become a leading brand in this industry segment.

Revenues in the first quarter of 2006 increased by 3.9% to $35.1 million. Comparable store sales increased 0.9%, driven primarily by a 3.0% higher check average due to the promotional events featured in the quarter versus last year’s first quarter. Our average unit volume increased to $960,000. The system wide re-imaging program that was initiated last year had us completing 17 more restaurant re-images bringing the total to 44 restaurants as of March 26, 2006. We also continued to invest in technology that will improve our speed of service.

On the cost and expense side of our economic model, we saw a slight increase in both cost of sales and restaurant occupancy and other as a percentage of restaurant sales, while experiencing a slight decrease in restaurant labor costs as percentage of restaurant sales. Increases in unit operating expenses, primarily in utilities, delivery fees and common area maintenance charges, contributed to a decline in our restaurant operating cash flow margins from 16.6% to 15.4%.

General and administrative costs have increased since the first quarter of last year as we continue to build for the future. There were no unusual expenses included in the first quarter of 2006 that would be considered one-time in nature.

We opened one new Company restaurant and one licensed location in the first quarter of 2006. We plan to open a total of 10 to 12 new restaurants in 2006, with an annual growth rate of 10% to 15% per year for the next three to five years.

Our balance sheet remains strong. Cash and cash equivalents and long-term investments at March 26, 2006 were $15.8 million and we have no outstanding debt. We believe we are positioned well for our future restaurant development plans and have the corporate infrastructure in place to continue to support existing and new restaurants in 2006 and future years.

Results of Operations

All comparisons in the following section refer to the 13-week period ended March 26, 2006 and the 13-week period ended March 27, 2005, unless otherwise indicated.

The following table sets forth our operating results, expressed as a percentage of total revenues, with respect to certain items included in our statements of income.

	13 Weeks Ended
	March 26, 2006	March 27, 2005
Total revenues	100.0%	100.0%
Costs and expenses:
Cost of sales (1)	27.2	27.0
Restaurant labor (1)	33.0	33.3
Restaurant occupancy and other (1)	24.4	23.1
General and administrative expenses	9.5	8.7
Depreciation and amortization	5.3	5.7
Pre-opening expenses	0.1	0.1
Operating income	0.6	2.1
Other income	0.3	0.2
Income before income taxes	0.9	2.4
Income tax expense	0.3	0.9
Net income	0.5%	1.4%

(1)	As a percentage of restaurant sales

The following table summarizes the number of restaurants:

	March 26, 2006	March 27, 2005
Company-operated	150	147
Franchised	5	5
Total	155	152

Revenues

Total revenues were $35.1 million in the first quarter of 2006 as compared to $33.8 million in the first quarter of 2005. The quarter-to-quarter increase in revenue of $1.3 million was primarily the result of two factors: first, our four new store openings in fiscal 2005 and one in the first quarter of 2006 contributed sales of $1.1 million; and second, increased comparable store sales of 0.9% contributed $0.3 million. This increase was slightly offset by a decrease of $0.1 million from the one store that closed in the fourth quarter of 2005. The first quarter comparable store sales increase was primarily due to an increase in average check size of 3.0%, offset by a decrease in transactions of 2.1%.

Costs and Expenses

Cost of sales as a percentage of restaurant sales increased to 27.2% in the first quarter of 2006, compared to 27.0% in the first quarter of 2005. Slightly higher seafood costs and the mix of our products sold and promotions featured contributed to the increase.

Restaurant labor as a percentage of sales decreased to 33.0% in the first quarter of 2006, compared to 33.3% in the first quarter of 2005. Slightly higher sales and lower workers’ compensation costs contributed to the percentage improvement.

Restaurant occupancy and other costs as a percentage of restaurant sales increased to 24.4% in the first quarter of 2006 compared to 23.1% in the first quarter 2005. The increase is primarily related to increased utilities, delivery fees, rents and common area maintenance charges.

General and administrative expenses increased to $3.3 million and 9.5% of revenues in the first quarter of 2006 compared to $2.9 million and 8.7% of revenues in the first quarter of 2005. The increase is due to additional head count added during 2005 and stock compensation expense of $96,000.

Depreciation and amortization was $1.9 million for the first quarters of both 2006 and 2005.

Pre-opening expenses decreased to $33,000 in the first quarter of 2006, compared to $49,000 in the first quarter of 2005. The first quarter in 2006 and 2005 had only one restaurant opening, however, the 2006 restaurant opened earlier in the quarter than the one in 2005 shifting more of the pre-opening costs into the end of the previous year.

Loss on disposal/sale of property increased to $14,000 in the first quarter of 2006, compared to $3,000 in the first quarter of 2005. The increase is due to the restaurant re-imaging program, which started in the last half of 2005.

Other income increased to $101,000 in 2006, compared to $82,000 in 2005. Interest income increased in 2006 as our interest-bearing cash and investments benefited from rising short-term interest rates.

The income tax provisions reflect the projected annual tax rates of 38.7% in 2006 and 38.6% in 2005. The final 2006 annual tax rate cannot be determined until the end of the fiscal year; therefore, the actual rate could differ from our current estimate.

Inflation

Components of our operations subject to inflation include food, beverage, lease, utility, labor and insurance costs. Substantial increases in costs and expenses, particularly food, supplies, labor, and operating expenses could have a significant impact on our operating results to the extent that such increases cannot be passed along to our guests. Our leases require us to pay taxes, maintenance, repairs, insurance and utilities, all of which are subject to inflationary increases. We believe inflation with respect to utility expense has had a material impact on our results of operations in the first quarters of 2006 and 2005.

Liquidity and Capital Resources

Since we became public in 1999, we have funded our capital requirements primarily through cash flows from operations. We generated $3.2 million in cash flows from operating activities for the 13 weeks ended March 26, 2006, and $2.2 million for the 13 weeks ended March 27, 2005.

Net cash provided by investing activities was $1.5 million for the 13 weeks ended March 26, 2006 compared to net cash provided of $2.5 million for the 13 weeks ended March 27, 2005. Net cash provided by investing activities for the 13 weeks ended March 26, 2006 included $2.2 million in capital expenditures and $3.7 million in net investment activities. Net cash provided in investing activities for the 13 weeks ended March 27, 2005 consisted of $1.0 million in capital expenditures and $3.5 million in net investment activities.

Net cash provided by financing activities was $84,000 for the 13 weeks ended March 26, 2006 compared to net cash provided of $195,000 for the 13 weeks ended March 27, 2005. Financing activities in both periods consisted primarily of proceeds from the exercise of common stock options.

In 2003, the Company obtained a letter of credit in the amount of $2.0 million related to the Company’s workers’ compensation insurance policy. The letter of credit is subject to automatic extension for one year from the expiration date and thereafter, unless notification is made prior to the expiration date. The letter of credit was extended in October 2004 and again in October 2005. In December 2004, this letter of credit was increased to $2.9 million. The Company was also required, under the terms of the letters of credit, to pledge collateral of $3.0 million in 2006, and $3.7 million in 2005.

We currently expect total capital expenditures in 2006 to be approximately $11 million to $13 million for restaurant openings, restaurant re-imaging, maintenance, and for corporate and information technology. We currently expect that future locations will generally cost between $500,000 and $550,000 per unit, excluding pre-opening expenses. Some units may exceed this range due to the area in which they are built and the specific requirements of the project. Pre-opening expenses are expected to average between $40,000 and $50,000 per restaurant, including approximately $20,000 to $30,000 in rent holiday expenses.

We believe that the anticipated cash flows from operations combined with our cash balance of $12.7 million as of March 26, 2006, will be sufficient to satisfy our working capital and capital expenditure requirements for the foreseeable future. Changes in our operating plans, changes in our expansion plans, lower than anticipated sales, increased expenses, potential acquisitions or other events may cause us to seek additional or alternative financing sooner than anticipated. Additional or alternative financing may not be available on acceptable terms, or at all. Failure to obtain additional or alternative financing as needed could have a material adverse effect on our business and results of operations.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). The preparation of these financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingencies at the date of the financial statements as well as the reported amounts of revenues and expenses during the reporting period.

Management evaluates these estimates and assumptions, which include those relating to impairment of assets, restructuring charges, contingencies and litigation, on an ongoing basis. Our estimates and assumptions have been prepared on the basis of the most current available information, and actual results could differ from these estimates under different assumptions and conditions.

We have several critical accounting policies, which were discussed in our 2005 Annual Report on Form 10-K, that are both important to the portrayal of our financial condition and results of operations and require management’s most difficult, subjective and complex judgments. Typically, the circumstances that make these judgments complex and difficult have to do with making estimates about the effect of matters that are inherently uncertain. Effective the first quarter of fiscal 2006, we adopted SFAS 123R which establishes accounting for share-based awards exchanged for employee services. Accordingly, share-based compensation cost is measured at grant date, based on the fair value of the award, over the requisite service period. We previously applied APB 25 and related Interpretations, as permitted by SFAS 123. Refer to “Note 1. Share-Based Payment” of our Notes to Consolidated Financial Statements for a detailed discussion.

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

Foreseeable risks and uncertainties are described in detail under the caption “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 25, 2005 and in other reports that we file with the Securities and Exchange Commission, and such risk factors are incorporated herein by reference. We assume no obligation and do not intend to update these forward-looking statements, except to the extent required by applicable law.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our market risk exposures are related to our cash and cash equivalents. We invest our excess cash in money markets. Changes in interest rates affect the interest income we earn on our investments and, therefore, impact our cash flows and results of operations. Due to the types of investment and debt instruments we hold, a 10% change in period-end interest rates or a hypothetical 100 basis point adverse move in interest rates would not have a significant negative effect on our results of operations.

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

Item 4. CONTROLS AND PROCEDURES

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 as of the end of the period covered by this report. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, also conducted an evaluation of our internal control over financial reporting to determine whether any changes occurred during the first quarter of fiscal 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based upon these evaluations, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, our disclosure controls and procedures were effective as of the end of the period covered by this report, and there were no changes in our internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

RUBIO'S RESTAURANT, INC.

Date: May 8, 2006	By:	/s/ John Fuller

John Fuller Chief Financial Officer (principal financial and accounting officer)