Form 10-Q
period 2006-06-25
RUBIOS RESTAURANTS INC
filed 2006-08-08
CIK 1082423

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the quarterly period ended June 25, 2006

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer, as defined in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

As of August 2, 2006 there were 9,559,807 shares of the Registrant's common stock, par value $0.001 per share, issued and outstanding.

RUBIO’S RESTAURANTS, INC.

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

RUBIO’S RESTAURANTS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	June 25, 2006	December 25, 2005
ASSETS	(unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$11,436	$8,022
Short-term investments	—	3,049
Other receivables	1,862	2,869
Inventory	1,085	1,390
Prepaid expenses	621	500
Deferred income taxes	567	667
Total current assets	15,571	16,497

PROPERTY, net	32,233	30,601
GOODWILL	193	193
LONG-TERM INVESTMENTS	3,052	3,675
OTHER ASSETS	490	433
DEFERRED INCOME TAXES	7,827	7,192

TOTAL	$59,366	$58,591

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$1,891	$2,078
Accrued expenses and other liabilities	9,562	9,701
Store closure accrual	159	179
Total current liabilities	11,612	11,958

STORE CLOSURE ACCRUAL	368	656
DEFERRED INCOME	234	246
DEFERRED RENT AND OTHER LIABILITIES	4,561	4,746
DEFERRED FRANCHISE REVENUE	20	20
Total liabilities	16,795	17,626

COMMITMENTS AND CONTINGENCIES (NOTE 5)

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.001 par value, 5,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.001 par value, 35,000,000 shares authorized, 9,537,458 issued and outstanding in 2006, and 9,425,752 issued and outstanding in 2005	10	9
Paid-in capital	46,614	45,636
Accumulated other comprehensive income	—	4
Accumulated deficit	(4,053)	(4,684)
Total stockholders’ equity	42,571	40,965

TOTAL	$59,366	$58,591

See notes to consolidated financial statements-unaudited.

RUBIO’S RESTAURANTS, INC.
CONSOLIDATED STATEMENTS OF INCOME - UNAUDITED
(In thousands, except per share data)

	13 Weeks Ended		26 Weeks Ended
	June 25, 2006	June 26, 2005	June 25, 2006	June 26, 2005
REVENUES:
Restaurant sales	$37,068	$35,964	$72,095	$69,663
Franchise and licensing revenues	84	71	140	129
TOTAL REVENUES	37,152	36,035	72,235	69,792

COSTS AND EXPENSES:
Cost of sales	10,363	9,597	19,900	18,707
Restaurant labor	11,867	11,527	23,420	22,744
Restaurant occupancy and other	8,869	8,540	17,424	16,326
General and administrative expenses	3,584	3,240	6,903	6,182
Depreciation and amortization	2,069	1,911	3,929	3,847
Pre-opening expenses	15	—	48	49
Store closure reversal	(247)	—	(247)	—
Loss on disposal/sale of property	60	—	74	3
TOTAL COSTS AND EXPENSES	36,580	34,815	71,451	67,858
OPERATING INCOME	572	1,220	784	1,934

OTHER INCOME:
Interest and investment income	130	113	231	196
INCOME BEFORE INCOME TAXES	702	1,333	1,015	2,130
INCOME TAX EXPENSE	(263)	(424)	(384)	(732)

NET INCOME	$439	$909	$631	$1,398

NET INCOME PER SHARE:
Basic	$0.05	$0.10	$0.07	$0.15

Diluted	$0.05	$0.09	$0.07	$0.14

SHARES USED IN CALCULATING NET INCOME PER SHARE:
Basic	9,508	9,372	9,472	9,342

Diluted	9,662	9,630	9,647	9,651

See notes to consolidated financial statements-unaudited.

RUBIO’S RESTAURANTS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED
(In thousands)

	26 Weeks Ended
	June 25, 2006	June 26, 2005
OPERATING ACTIVITIES:
Net income	$631	$1,398
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,929	3,847
Deferred compensation	—	3
Share-based compensation expense	193	—
Tax benefit from share-based compensation	(8)	—
Loss on disposal/sale of property	74	3
Provision for deferred income taxes	(535)	(806)
Changes in assets and liabilities:
Other receivables	1,104	(216)
Inventory	305	(309)
Prepaid expenses	(121)	(28)
Other assets	(57)	10
Accounts payable	(187)	424
Accrued expenses and other liabilities	(139)	53
Store closure accrual	(308)	(41)
Deferred income	(12)	(111)
Deferred rent and other liabilities	(185)	(461)
Net cash provided by operating activities	4,684	3,766

INVESTING ACTIVITIES:
Purchases of property	(1,470)	(1,274)
Purchases of leasehold improvements	(4,165)	(939)
Purchases of investments	(3,073)	(6,070)
Maturities of investments	6,741	3,500
Net cash used in investing activities	(1,967)	(4,783)

FINANCING ACTIVITIES:
Proceeds from exercise of common stock options	689	469
Excess tax benefits from share-based compensation	8	—
Net cash provided by financing activities	697	469

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	3,414	(548)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	8,022	7,315
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$11,436	$6,767

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid/(received) for income taxes	$(850)	$1,263

See notes to consolidated financial statements-unaudited.

RUBIO’S RESTAURANTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial information has been prepared by Rubio’s Restaurants, Inc. and its wholly-owned subsidiary, Rubio’s Restaurants of Nevada, Inc. (collectively, the “Company”) without audit and reflects all adjustments, consisting of normal and recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations for the interim periods. The consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles and in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, certain information and note disclosures normally included in complete financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules and regulations. These unaudited consolidated financial statements and related notes should be read in conjunction with the consolidated financial statements and related notes for the fiscal year ended December 25, 2005 included in the Company’s annual report on Form 10-K and the review of our more critical accounting policies identified under the caption “Critical Accounting Policies” in that report. Results for the interim periods presented in this report are not necessarily indicative of results which may be reported for any other interim period or for the entire fiscal year.

Reclassifications

Certain prior year amounts have been reclassified in the consolidated financial statements to conform to the current period presentation.

New Accounting Standards
In July 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with the FASB’s Statement No. 109, “Accounting for Income Taxes” (“FAS 109”). FIN 48 provides guidance on the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. We expect the adoption of this standard will not have a material impact on our financial position, results of operations or cash flows, however, we are still in the process of evaluating the potential impact, if any.

Share-Based Payment

As of December 26, 2005, the Company adopted SFAS No. 123(R), "Share-Based Payment," (“SFAS 123R”) using the modified prospective transition method. Under this method, compensation expense is recognized for new grants beginning in fiscal 2006 and any unvested grants prior to the adoption of SFAS 123R. The Company recognizes compensation expense on a straight-line basis over the employee's vesting period or to the employee's retirement eligible date, if earlier. In accordance with the modified prospective transition method, the consolidated financial statements for prior periods have not been restated.

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

As a result of adopting SFAS 123R, our income before income taxes and net income were $97,000 and $58,000 lower, respectively, in the 13 weeks ended June 25, 2006 and $193,000 and $116,000 lower, respectively, for the 26 weeks ended June 25, 2006, than if the share-based compensation was still accounted for under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB Opinion No. 25”). The recognized tax benefit was $39,000 and $77,000, respectively, for the 13 weeks and 26 weeks ended June 25, 2006. In addition, our basic and diluted income per share decreased by $0.01 and $0.01, respectively, for the 13 weeks and 26 weeks ended June 25, 2006. The adoption of SFAS 123R, which requires the excess tax benefits to be reflected as financing cash flows instead of operating cash flows, had no material impact on the Company's consolidated statements of cash flows.

RUBIO’S RESTAURANTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

In November 2005, the FASB issued FASB Staff Position No. 123(R)-3, "Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards" (“FSP 123(R)-3”). This pronouncement provides an alternative method of calculating the excess tax benefits available to absorb any tax deficiencies recognized subsequent to the adoption of SFAS 123R. The Company has until November 2006 to make a one-time election to adopt the transition method. The Company is currently evaluating FSP 123(R)-3; if adopted, this one-time election would not affect operating income or net earnings.

The following is a list of the Company’s stock option and stock purchase plans:

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

The stock issuable under the 1999 Plan consists of shares of authorized but unissued or reacquired common stock, including shares repurchased by the Company on the open market. A total of 3,058,145 shares of common stock are currently authorized for issuance under the 1999 Plan, which includes the shares subject to outstanding options under the predecessor plans. The number of shares of common stock reserved for issuance under the 1999 Plan will automatically increase on the first trading day in January each year. The increase will be equal to 3% of the total number of shares of common stock outstanding as of the last trading day in December of the preceding year, not to exceed 450,000 shares in any given year. In addition, no participant in the 1999 Plan may be granted stock options, separately exercisable stock appreciation rights and direct stock issuances for more than 500,000 shares of common stock in the aggregate per calendar year. Each option shall have a maximum term of ten years, or five years in the case of any 10% stockholder, and is subject to earlier termination in the event of the optionee’s termination of service. Options granted under the 1999 Plan generally become exercisable 20% after one year of service and then the remaining 80% monthly over the second through fifth years of service. At the end of 2003, the Company approved a one time grant under the 1999 Plan to certain employees of options that became exercisable over a two-year period of service at 50% per year. At the end of 2004, the Company approved a one time grant under the 1999 Plan to certain employees of options that become exercisable over a three-year period of service at 33-1/3% per year.

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

RUBIO’S RESTAURANTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

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

iii) 2006 Executive Incentive Plan - On July 27, 2006, the stockholders of the Company approved the Rubio’s Restaurants, Inc. 2006 Executive Incentive Plan (the “EIP”). The purpose of the EIP is to motivate executive officers and other members of senior management with the grant of long-term performance based stock awards.

The EIP is administered by the Compensation Committee of the Board, which will select participants for each award, usually in the form of restricted stock units, determine the amount of each award and the measurement periods for measuring participant performance, and establish for each measurement period (i) the performance goals, based on business criteria, and the target levels of performance for each participant, and (ii) a payout formula or matrix for calculating a participant’s award based on actual performance. Performance goals may be based on one or more of the following business criteria: return on equity, assets or invested capital; stockholder return, actual or relative to an appropriate index (including share price or market capitalization); actual or growth in revenues, operating income, or net income (with or without regard to amortization/impairment of goodwill); free cash flow generation, operational performance, including revenues per employee or per square foot, or comparable store sales; or individually designed goals and objectives that are consistent with the participant’s specific duties and responsibilities and that are designed to improve the financial performance of the Company or a specific division, region or subsidiary.

Following each measurement period, the Compensation Committee will determine the extent to which the performance goals for each participant were achieved. The Compensation Committee retains discretion to eliminate or reduce the actual award made to any participant below that otherwise called for under the applicable formula or matrix. Awards under the EIP are payable from the Company’s 1999 Stock Incentive Plan or in cash, at the option of the Company. No participant may receive an award of more than 300,000 shares under the EIP for any performance period.

To date, no awards have been granted under the EIP.
On September 1, 2005, the Compensation Committee of the Board of Directors of Rubio’s Restaurants, Inc. approved the acceleration of the unvested portion of certain stock options held by the executive officers of the Company, and the Board of Directors took similar action with respect to all other employees of the Company. The affected options had exercise prices greater than $9.44, the closing price of the Company’s common stock as quoted on the Nasdaq National Market on August 31, 2005, and would have become exercisable from time to time over the next 52 months. As a result of the acceleration, all of these options became immediately exercisable. All other terms and conditions applicable to outstanding stock option grants remain in effect. The Committee’s decision to accelerate the vesting of the affected stock options was based upon the issuance of SFAS 123R, which requires the Company to record compensation cost as expense for the portion of outstanding unvested awards, based on the fair value of those awards on the date of grant. As a result of the acceleration, the Company reduced stock option expense it otherwise would have been required to recognize in its consolidated statements of income pursuant to SFAS 123R by approximately $1.7 million over the next four fiscal years.

RUBIO’S RESTAURANTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

The following table summarizes stock option activity for the 26 weeks ended June 25, 2006:

	Options	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Term
Outstanding at beginning of period	1,797,502	$7.86
Granted	5,588	9.26
Forfeited	(142,487)	7.94
Exercised	(111,706)	6.14
Outstanding at end of period	1,548,897	$7.98	$2,124,925	7.10
Exercisable at end of period	1,319,095	$8.04	$1,869,611	6.88

In 2006 and 2005, the aggregate intrinsic value of stock options (the amount by which the market price of the stock on the date of exercise exceeded the market price of the stock on the date of grant) exercised was $306,000 and $217,000, respectively, in the second quarter and $348,000 and $294,000, respectively, year-to-date.

As of June 25, 2006, there was $351,825 of unrecognized compensation expense related to nonvested option awards that is expected to be recognized over a weighted average period of 1.59 years.
Prior to fiscal year 2006, stock awards were accounted for under APB Opinion No. 25 using the intrinsic method, whereby compensation expense is recognized for the excess, if any, of the quoted market price of the Company’s common stock at the date of grant over the exercise price. We applied the disclosure provisions of SFAS 123, as amended, as if the fair value based method had been applied in measuring compensation expense.

The following table summarizes the impact on the Company’s net income had compensation cost been determined based upon the fair value at the grant date for awards under the stock option plans consistent with the methodology prescribed under SFAS No. 123 (in thousands, except per share data):

	13 Weeks Ended June 26, 2005	26 Weeks Ended June 26, 2005

Net income as reported	$909	$1,398
Deduct: Stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	242	688
Pro forma net income	$667	$710

Net income per share:
Basic - as reported	$0.10	$0.15
Diluted - as reported	$0.09	$0.14
Basic - pro forma	$0.07	$0.08
Diluted - pro forma	$0.07	$0.07

For the pro forma disclosure, the estimated fair values of options were amortized on a straight line basis over their respective vesting periods of up to five years.

The pro forma compensation cost, which was determined using the weighted average fair values at the date of grant, for options granted during the 13 weeks and 26 weeks ended June 26, 2005 was $5.32 and $5.74 per share, respectively. The fair value of each option granted was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	13 Weeks Ended		26 Weeks Ended
	June 25, 2006	June 26, 2005	June 25, 2006	June 26, 2005

Expected dividend yield	None	None	None	None
Expected stock price volatility	55%	61%	55%	61%
Risk-free interest rate	5.0%	3.6%	5.0%	3.6%
Expected lives of options	5.9 years	5 years	5.9 years	5 years

RUBIO’S RESTAURANTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

2. CONSOLIDATED BALANCE SHEETS DETAIL

Consolidated Balance Sheets detail as of June 25, 2006 and December 25, 2005, respectively (in thousands) are as follows:

	June 25, 2006	December 25, 2005
OTHER RECEIVABLES:
Tenant improvement receivables	$124	$152
Beverage usage receivables	256	236
Interest receivable	21	8
Credit card	852	658
Income taxes	—	1,403
Other	609	412
Total	$1,862	$2,869

INVESTMENTS:
Certificates of deposit	$—	$3,049
Money market	3,052	3,675
	3,052	6,724
Less: Short-term investments	—	(3,049)
Long-term investments	$3,052	$3,675

PROPERTY - Net:
Building and leasehold improvements	$45,745	$42,432
Equipment and furniture	38,573	34,962
Construction in process and related costs	1,911	3,592
	86,229	80,986
Less: Accumulated depreciation and amortization	(53,996)	(50,385)
Total	$32,233	$30,601

ACCRUED EXPENSES AND OTHER LIABILITIES:
Compensation	$2,031	$1,442
Workers’ compensation	2,860	2,904
Sales taxes	1,153	964
Vacation pay	793	668
Advertising	510	82
Gift certificates	560	907
Occupancy	855	920
Professional fees	144	662
Other	656	1,152
Total	$9,562	$9,701

3. STORE CLOSURE ACCRUAL

The Company recorded a store closure expense of $275,000 during fiscal 2005. This charge was the net effect of a charge to store closure of $288,000, based primarily on the closure of the Portland, Oregon restaurant, combined with a reversal to store closure of $13,000. In the second quarter of 2006, a store closure reversal of $247,000 was recorded, $223,000 of which was due to the Company entering into a new sublease agreement at our Portland, Oregon location. An additional reversal of $24,000 was recorded in the second quarter of 2006.

RUBIO’S RESTAURANTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

The components of the store closure accrual for the 26 weeks ended June 26, 2005 and June 25, 2006 were as follows (in thousands):

	Accrual Balance at December 26, 2004	Store Closure Expense	Store Closure Reversal	Usage	Accrual Balance at June 26, 2005

Accrual for stores closed in 2001	$338	$—	$—	$(38)	$300
Accrual for stores closed in 2002	317	—	—	(3)	314
Total store closure accrual	655	$—	$—	$(41)	614
Less: current portion	(114)				(127)
Non-current	$541				$487

	Accrual Balance at December 25, 2005	Store Closure Expense	Store Closure Reversal	Usage	Accrual Balance at June 25, 2006

Accrual for stores closed in 2001	$272	$—	$(24)	$(26)	$222
Accrual for stores closed in 2002 and to be closed	275	—	—	9	284
Accrual for stores closed in 2005	288	—	(223)	(44)	21
Total store closure accrual	835	$—	$(247)	$(61)	527
Less: current portion	(179)				(159)
Non-current	$656				$368

During the 13 weeks and 26 weeks ended June 25, 2006, there was one store closure that occurred near the lease expiration date and, as a result, did not require a charge. There were no store closures during the 13 weeks and 26 weeks ended June 26, 2005.

4. ACQUISITION

On June 19, 2006, the Company acquired the assets of four previously franchised locations for an estimated total cost of $584,000. The acquisition was accounted for under the purchase method of accounting, and the results of each of the unit’s operations have been included in the consolidated financial statements since that date. The purchase price was allocated to the assets acquired based upon their estimated fair values consisting of $364,000 related to leasehold improvements and $220,000 related to furniture and equipment. No goodwill was recognized in conjunction with the acquisition. The Company is in the process of completing its valuation of the acquired assets; thus, the allocation of the purchase price is subject to adjustment.

5. COMMITMENTS AND CONTINGENCIES

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

RUBIO’S RESTAURANTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

The Company believes these cases are without merit and intends to vigorously defend against the related claims. These cases have been consolidated and discovery is proceeding. On November 9, 2005, the Court certified a class of assistant managers and on March 22, 2006 the court certified a class of general managers. Plaintiffs have stipulated to the decertification of a meal and rest break class and that class has been decertified. The Company is presently unable to predict the probable outcome of this matter or the amounts of any potential damages at issue. An unfavorable outcome in this matter or a significant settlement could have a material impact on the Company’s financial position and results of operations.

6. NET INCOME PER SHARE

A reconciliation of basic and diluted income per share in accordance with SFAS No. 128, “Earnings Per Share,” is as follows (in thousands, except per share data):

	13 Weeks Ended		26 Weeks Ended
	June 25, 2006	June 26, 2005	June 25, 2006	June 26, 2005
Numerator
Net income	$439	$909	$631	$1,398

Denominator
Basic:
Weighted average common shares outstanding	9,508	9,372	9,472	9,342
Diluted:
Effect of dilutive securities:
Common stock options	154	258	175	309
Total weighted average common and potential common shares outstanding	9,662	9,630	9,647	9,651

Net income per share:
Basic	$0.05	$0.10	$0.07	$0.15
Diluted	$0.05	$0.09	$0.07	$0.14

For the 13 and 26 weeks ended June 25, 2006, common stock options of 687,425 and 649,652, respectively, were not included in the computation of diluted earnings per share as their impact would have been anti-dilutive. For the 13 and 26 weeks ended June 26, 2005, common stock options of 509,009 and 334,192, respectively, were not included in the computation of diluted earnings per share as their impact would have been anti-dilutive.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We opened our first restaurant under the name “Rubio’s, Home of the Fish Taco” in 1983. As of June 25, 2006, we have grown to 158 restaurants, including 153 Company-operated and two franchise locations. We also license our concept for three non-traditional locations at Petco Park in San Diego, San Diego International Airport and Arrowhead Pond of Anaheim. We position our restaurants in the high-quality, fresh, distinctive and affordable fast-casual Mexican cuisine segment of the restaurant industry. Our business strategy is to become a leading brand in this industry segment.

Revenues in the second quarter of 2006 increased by 3.1% to $37.2 million. Year-to-date revenues in 2006 increased by 3.5% to $72.2 million. Comparable store sales in the second quarter increased by 0.3%, driven primarily by a 1.1% increase in transactions, which was offset by a 0.8% decrease in average check. On a year-to-date basis, we recorded a comparable store sales increase of 0.6%. Our average unit volume increased to $964,000. As a result of our system wide re-imaging program that was initiated last year, we completed 15 more restaurant re-images in the second quarter and 32 year-to-date, bringing the total to 59 restaurants as of June 25, 2006. We also continued to invest in technology to improve our speed of service, as well as other items to improve the overall guest experience.

On the cost and expense side of our economic model, in both the second quarter and on a year-to-date basis, we saw increases in both cost of sales, and restaurant occupancy and other costs as a percentage of restaurant sales. Restaurant labor costs as a percentage of restaurant sales were approximately the same as compared to the prior year for the both the second quarter and on a year-to-date basis.

Increases in unit operating expenses, primarily in utilities and common area maintenance charges, contributed to a decline in our restaurant operating cash flow margins from 17.5% in the second quarter of 2005 to 16.1% in the second quarter of 2006 and from 17.1% in 2005 to 15.7% in 2006, on a year-to-date basis. We continue to review our menu pricing structure to ensure these additional costs are considered.

General and administrative costs have increased since 2005 through the first 26 weeks of 2006, as we continued to build for the future. We have added the necessary head count to support our new development. Also, legal expenses related to our pending litigation continue to remain high. As a percentage of revenues, general and administrative costs of 9.6% in the second quarter of 2006 were the same as the first quarter in 2006. Outside of the high legal costs, there were no unusual expenses included in the second quarter of 2006 or year-to-date that would be considered one-time in nature.

We opened one new Company-operated restaurant and one licensed location in the first quarter of 2006. In the second quarter of 2006, we opened one franchised location in Las Vegas, Nevada. We plan to open a total of 8 to 10 new restaurants in 2006, with an annual growth rate of 10% to 15% per year for the next three to five years.

Our balance sheet remains strong. Cash and cash equivalents and long-term investments at June 25, 2006 were $14.5 million and we have no outstanding debt. We believe we are positioned well for our future restaurant development plans and have the corporate infrastructure in place to continue to support existing and new restaurants in 2006 and future years.

Results of Operations

All comparisons under this heading between 2006 and 2005 refer to the 13-week (“quarter”) and 26-week (“year-to-date”) periods ended June 25, 2006 and June 26, 2005, respectively, unless otherwise indicated.

The following table sets forth our operating results, expressed as a percentage of total revenues, with respect to certain items included in our statements of income.

	13 Weeks Ended		26 Weeks Ended
	June 25, 2006	June 26, 2005	June 25, 2006	June 26, 2005
Total revenues	100.0%	100.0%	100.0%	100.0%
Costs and expenses:
Cost of sales (1)	28.0	26.7	27.6	26.9
Restaurant labor (1)	32.0	32.1	32.5	32.6
Restaurant occupancy and other (1)	23.9	23.7	24.2	23.4
General and administrative expenses	9.6	9.0	9.6	8.9
Depreciation and amortization	5.6	5.3	5.4	5.5
Pre-opening expenses	--	--	0.1	0.1
Store closure reversal	0.7	--	0.3	--
Loss on disposal/sale of property	0.2	--	0.1	--
Operating income	1.5	3.4	1.1	2.8
Other income	0.3	0.3	0.3	0.3
Income before income taxes	1.9	3.7	1.4	3.1
Income tax expense	0.7	1.2	0.5	1.0
Net income	1.2	2.5	0.9	2.0

(1) As a percentage of restaurant sales

The following table summarizes the number of restaurants:

	June 25, 2006	June 26, 2005
Company-operated	153	147
Franchised	2	5
Total	155	152

Revenues

Total revenues were $37.2 million in the second quarter of 2006 as compared to $36.0 million in the second quarter of 2005. Year-to-date revenues increased to $72.2 million in 2006, compared to $69.8 million in 2005. The second quarter-to-second quarter increase in revenue of $1.1 million was primarily the result of two factors: first, three stores that opened in fiscal 2005 and one in the first quarter of 2006 contributed sales of $1.1 million; and second, increased comparable store sales of 0.3% contributed $0.1 million. On a year-to-date basis, the $2.4 million increase in revenue was primarily the result of the same two factors: first, four stores opened in 2005 and one in 2006 contributed $2.2 million; and second, increased comparable store sales of 0.6% contributed $0.4 million. This increase was slightly offset by a decrease of $0.2 million from the one store that closed in the fourth quarter of 2005. The second quarter comparable store sales increase was primarily due to an increase in transactions of 1.1%, offset by a decrease in average check size of 0.8%,while the year-to-date comparable store sales increase was primarily due to an increase in average check size of 1.1%, offset by a decrease in transactions of 0.5%.

Costs and Expenses

Cost of sales for the second quarter increased to 28.0% as compared to 26.7% for the same period last year. Year-to-date costs of sales were 27.6% of restaurant sales as compared to 26.9% for the same period last year. The quarterly increase in cost of sales as a percentage of restaurant sales was, in part, due to branding initiatives that impacted some premium products, such as increased fish portions and enhanced flavors. In addition, discounting of some premium products and an introduction of a new lower-priced, limited-time offer product contributed to the percentage increase, especially when compared to higher priced promotions from a year ago. These factors were slightly offset by lower commodity costs, primarily in beef and cheese. On a year-to-date basis, the same factors were prevalent.

Restaurant labor for the second quarter slightly improved to 32.0% of restaurant sales as compared with 32.1% in 2005. Year-to-date restaurant labor decreased to 32.5% as compared to 32.6% in 2005. Slightly higher sales and lower workers’ compensation costs were the primary factors contributing to these improvements.

Restaurant occupancy and other costs as a percentage of restaurant sales for the second quarter and year-to-date increased to 23.9% and 24.2%, in 2006, as compared with 23.7% and 23.4%, respectively, in 2005. The quarter-to-quarter and year-to-date increases are primarily related to increased utilities and common area maintenance charges.

General and administrative expenses increased to $3.6 million and 9.6% of revenues in the second quarter of 2006 compared to $3.2 million and 9.0% of revenues in the second quarter of 2005. Year-to-date general and administrative expenses increased to $6.9 million and 9.6% of revenues in 2006 compared to $6.2 million and 8.9% of revenues 2005. The increase is due to additional head count added during 2005, increased legal fees, and stock compensation expense of $97,000 in the second quarter and $193,000 year-to-date.

Depreciation and amortization increased to $2.1 million and $4.0 million for the second quarter of 2006 and year-to-date 2006, respectively, as compared with $1.9 million and $3.8 million for the same period in 2005. The increase is due to the new restaurants built in 2005 as well as the re-image program.

Pre-opening expenses were $15,000 in the second quarter of 2006, while there were none for the same period last year. We currently have three restaurants under construction which have rent holidays during the build-out period, whereas last year at the same time, we did not have any restaurants under construction with rent holidays during the build-out period. On a year-to-date basis, pre-opening expenses decreased slightly to $48,000 in 2006 from $49,000 in 2005.

A store closure reversal of $247,000 was recorded in the second quarter of 2006. The signing of a new sublease agreement at our Portland, Oregon location, which was closed in 2005, made up $223,000 of the total reversal.

Loss on disposal/sale of property was $60,000 in the second quarter of 2006 and $74,000 for year-to-date 2006, compared with zero and $3,000 in 2005, respectively, for the same time period. The increase is due to the restaurant re-imaging program, which we began in the last half of 2005.

Other income increased to $130,000 for the second quarter and $231,000 year-to-date in 2006, as compared to $113,000 and $196,000 in 2005, respectively, for the same time period. Interest income increased in 2006 as our interest-bearing cash and investments benefited from rising short-term interest rates.

The income tax provisions reflect the projected annual tax rates of 37.8% in 2006 and 38.6% in 2005. In the first half of 2005, we reduced our fiscal 2005 projected annual tax rate due to $91,000 of California Enterprise Zone credits related to prior years. These Enterprise Zone credits were recorded in the second quarter of 2005, which reduced our 2005 tax rate through our second quarter to 34.4%. The final 2006 annual tax rate cannot be determined until the end of the fiscal year; therefore, the actual rate could differ from our current estimate.

Inflation
Components of our operations subject to inflation include food, beverage, lease, utility, labor and insurance costs. Substantial increases in costs and expenses, particularly food, supplies, labor, and operating expenses could have a significant impact on our operating results to the extent that such increases cannot be passed along to our guests. Our leases require us to pay taxes, maintenance, repairs, insurance and utilities, all of which are subject to inflationary increases. We believe that increased utility expenses as a result of inflation have had a material impact on our results of operations in 2006 and 2005.

Liquidity and Capital Resources

Since we became public in 1999, we have funded our capital requirements primarily through cash flows from operations. We generated $4.7 million in cash flows from operating activities for the 26 weeks ended June 25, 2006, and $3.8 million for the 26 weeks ended June 26, 2005.

Net cash used for investing activities was $2.0 million for the 26 weeks ended June 25, 2006 compared to net cash used of $4.8 million for the 26 weeks ended June 26, 2005. Net cash used for investing activities for the 26 weeks ended June 25, 2006 included $5.6 million in capital expenditures and ($3.6) million in net investment activities. Net cash used for investing activities for the 26 weeks ended June 26, 2005 consisted of $2.2 million in capital expenditures and $2.6 million in net investment activities.

Net cash provided by financing activities was $697,000 for the 26 weeks ended June 25, 2006 compared to net cash provided of $469,000 for the 26 weeks ended June 26, 2005. Financing activities in both periods consisted primarily of proceeds from the exercise of stock options.

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

We currently expect total capital expenditures in 2006 to be approximately $12 million to $14 million for restaurant openings, restaurant re-imaging, maintenance, and corporate and information technology. We currently expect that future locations will generally cost between $500,000 and $550,000 per unit, excluding pre-opening expenses. Some units may exceed this range due to the area in which they are built and the specific requirements of the project. Pre-opening expenses are expected to average between $40,000 and $50,000 per restaurant, including approximately $20,000 to $30,000 in rent holiday expenses. Restaurant re-imaging typically costs between $50,000 and $70,000 per unit.

We believe that the anticipated cash flows from operations combined with our cash and cash equivalents balance of $11.4 million as of June 25, 2006, will be sufficient to satisfy our working capital and capital expenditure requirements for the foreseeable future. Changes in our operating plans, changes in our expansion plans, lower than anticipated sales, increased expenses, potential acquisitions or other events may cause us to seek additional or alternative financing sooner than anticipated. Additional or alternative financing may not be available on acceptable terms, or at all. Failure to obtain additional or alternative financing as needed could have a material adverse effect on our business and results of operations.

Critical Accounting Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our unaudited consolidated financial statements, which are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and the rules and regulations of the SEC. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingencies at the date of the financial statements as well as the reported amounts of revenues and expenses during the reporting period.

Management evaluates these estimates and assumptions, which include those relating to impairment of assets, restructuring charges, contingencies and litigation, on an ongoing basis. Our estimates and assumptions have been prepared on the basis of the most current available information, and actual results could differ from these estimates under different assumptions and conditions.

We have several critical accounting policies, which were discussed in our 2005 Annual Report on Form 10-K, that are both important to the portrayal of our financial condition and results of operations and require management’s most difficult, subjective and complex judgments. Typically, the circumstances that make these judgments complex and difficult have to do with making estimates about the effect of matters that are inherently uncertain. Effective the first quarter of fiscal 2006, we adopted SFAS 123R which establishes accounting for share-based awards exchanged for employee services. Accordingly, share-based compensation cost is measured at the grant date, based on the fair value of the award, over the requisite service period. We previously applied APB Opinion No. 25 and related interpretations, as permitted by SFAS 123. Refer to “Note 1. Share-Based Payment” of our Notes to Consolidated Financial Statements for a detailed discussion.

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

Item 4. CONTROLS AND PROCEDURES

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, also conducted an evaluation of our internal control over financial reporting to determine whether any changes occurred during the second quarter of fiscal 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based upon these evaluations, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, our disclosure controls and procedures were effective as of the end of the period covered by this report, and there were no changes in our internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

See Note 5 to our interim consolidated financial statements appearing elsewhere in this report.

Item 1A: RISK FACTORS

The risk factors relating to the registrant’s business are described in detail in the registrant’s Annual Report on Form 10-K for the fiscal year ended December 25, 2005 and in other reports filed with the SEC and are incorporated herein by reference. There have been no material changes in such risk factors.

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

Dated: August 7, 2006	RUBIO'S RESTAURANTS, INC.

/s/ John Fuller
John Fuller
Chief Financial Officer (principal financial and accounting officer)