Form 10-Q
period 2006-09-24
RUBIOS RESTAURANTS INC
filed 2006-11-06
CIK 1082423

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the quarterly period ended September 24, 2006

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

As of November 1, 2006 there were 9,774,906 shares of the Registrant's common stock, par value $0.001 per share, issued and outstanding.

RUBIO’S RESTAURANTS, INC.

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

RUBIO’S RESTAURANTS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	September 24, 2006	December 25, 2005
ASSETS	(unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$11,517	$8,022
Short-term investments	—	3,049
Other receivables	2,397	2,869
Inventory	910	1,390
Prepaid expenses	892	500
Deferred income taxes	476	667
Total current assets	16,192	16,497

PROPERTY, net	33,973	30,601
GOODWILL	193	193
LONG-TERM INVESTMENTS	3,009	3,675
OTHER ASSETS	557	433
DEFERRED INCOME TAXES	8,131	7,192

TOTAL	$62,055	$58,591

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$1,781	$2,078
Accrued expenses and other liabilities	10,142	9,701
Store closure accrual	134	179
Total current liabilities	12,057	11,958

STORE CLOSURE ACCRUAL	332	656
DEFERRED INCOME	212	246
DEFERRED RENT AND OTHER LIABILITIES	4,650	4,746
DEFERRED FRANCHISE REVENUE	20	20
Total liabilities	17,271	17,626

COMMITMENTS AND CONTINGENCIES (NOTE 5)

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.001 par value, 5,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.001 par value, 35,000,000 shares authorized, 9,774,331 issued and outstanding in 2006, and 9,425,752 issued
and outstanding in 2005	10	9
Paid-in capital	48,227	45,636
Accumulated other comprehensive income	—	4
Accumulated deficit	(3,453)	(4,684)
Total stockholders’ equity	44,784	40,965

TOTAL	$62,055	$58,591

See notes to consolidated financial statements-unaudited.

RUBIO’S RESTAURANTS, INC.
CONSOLIDATED STATEMENTS OF INCOME - UNAUDITED
(In thousands, except per share data)

	13 Weeks Ended		39 Weeks Ended
	September 24, 2006	September 25, 2005	September 24, 2006	September 25, 2005
REVENUES:
Restaurant sales	$38,694	$36,444	$110,788	$106,107
Franchise and licensing revenues	60	70	200	199
TOTAL REVENUES	38,754	36,514	110,988	106,306

COSTS AND EXPENSES:
Cost of sales	10,747	9,922	30,648	28,629
Restaurant labor	11,839	11,480	35,258	34,223
Restaurant occupancy and other	9,287	8,825	26,709	25,152
General and administrative expenses	3,716	3,200	10,620	9,382
Depreciation and amortization	2,028	1,882	5,957	5,727
Pre-opening expenses	188	34	236	83
Store closure reversal	--	--	(247)	--
Loss on disposal/sale of property	114	43	189	47
TOTAL COSTS AND EXPENSES	37,919	35,386	109,370	103,243

OPERATING INCOME	835	1,128	1,618	3,063

OTHER INCOME:
Interest and investment income	111	99	343	294

INCOME BEFORE INCOME TAXES	946	1,227	1,961	3,357
INCOME TAX EXPENSE	(346)	(399)	(730)	(1,130)

NET INCOME	$600	$828	$1,231	$2,227

NET INCOME PER SHARE:
Basic	$0.06	$0.09	$0.13	$0.24

Diluted	$0.06	$0.09	$0.13	$0.23

SHARES USED IN CALCULATING NET INCOME PER SHARE:
Basic	9,627	9,405	9,524	9,363

Diluted	9,627	9,650	9,579	9,651

See notes to consolidated financial statements-unaudited.

RUBIO’S RESTAURANTS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED
(In thousands)

	39 Weeks Ended
	September 24, 2006	September 25, 2005
OPERATING ACTIVITIES:
Net income	$1,231	$2,227
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,957	5,727
Share-based compensation expense	338	—
Tax benefit from share-based compensation	(8)	—
Loss on disposal/sale of property	189	47
Provision for deferred income taxes	(748)	(1,001)
Changes in assets and liabilities:
Other receivables	540	(321)
Inventory	480	(306)
Prepaid expenses	(392)	(49)
Other assets	(124)	10
Accounts payable	(297)	(680)
Accrued expenses and other liabilities	441	(557)
Store closure accrual	(369)	(70)
Deferred income	(34)	(155)
Deferred rent and other liabilities	(96)	(377)
Net cash provided by operating activities	7,108	4,495

INVESTING ACTIVITIES:
Purchases of property	(5,991)	(2,324)
Purchases of leasehold improvements	(3,527)	(1,369)
Purchases of investments	(3,098)	(6,119)
Maturities of investments	6,809	4,490
Net cash used in investing activities	(5,807)	(5,322)

FINANCING ACTIVITIES:
Proceeds from exercise of common stock options	2,186	852
Excess tax benefits from share-based compensation	8	—
Net cash provided by financing activities	2,194	852

INCREASE IN CASH AND CASH EQUIVALENTS	3,495	25
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	8,022	7,315
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$11,517	$7,340

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for income taxes	$185	$2,033

See notes to consolidated financial statements-unaudited.

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements have been prepared by Rubio’s Restaurants, Inc. and its wholly-owned subsidiary, Rubio’s Restaurants of Nevada, Inc. (collectively, the “Company”) without audit and reflect all adjustments, consisting of normal and recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations for the interim periods. The consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, certain information and note disclosures normally included in complete financial statements prepared in accordance with U.S. generally accepted accounting principles GAAP have been condensed or omitted pursuant to such SEC rules and regulations. These unaudited consolidated financial statements and related notes should be read in conjunction with the consolidated financial statements and related notes for the fiscal year ended December 25, 2005 included in the Company’s annual report on Form 10-K and the review of our more critical accounting policies identified under the caption “Critical Accounting Policies” in that report. Results for the interim periods presented in this report are not necessarily indicative of results which may be reported for any other interim period or for the entire fiscal year.

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

In June 2006, the FASB ratified the consensuses of Emerging Issues Task Force (“EITF”) Issue No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation)” (“EITF 06-3”). EITF 06-3 indicates that the income statement presentation on either a gross basis or a net basis of the taxes within the scope of the Issue is an accounting policy decision. The Company’s accounting policy is to present the taxes within the scope of EITF 06-3 on a net basis. The guidance is effective for interim and annual periods beginning after December 15, 2006.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measures" ("SFAS 157"). SFAS 157 defines fair value, establishes a framework for measuring fair value and enhances disclosures about fair value measures required under other accounting pronouncements, but does not change existing guidance as to whether or not an instrument is carried at fair value. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, the year beginning December 30, 2007 for the Company. We expect the adoption of this standard will not have a material impact on our financial position, results of operations or cash flows, however, we are still in the process of evaluating the potential impact, if any.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements" ("SAB 108"), which provides interpretive guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 is effective as of the end of our 2006 fiscal year, allowing a one-time transitional cumulative effect adjustment to beginning retained earnings as of December 26, 2005 for errors that were not previously deemed material, but are material under the guidance in SAB 108. We expect the adoption of this standard will not have a material impact on our financial position, results of operations or cash flows; however, we are still in the process of evaluating the potential impact, if any.

Share-Based Payment

As of December 26, 2005, the Company adopted SFAS No. 123(R), "Share-Based Payment," (“SFAS 123R”) using the modified prospective transition method. Under this method, compensation expense is recognized for new grants beginning in fiscal 2006 and any unvested grants prior to the adoption of SFAS 123R. The Company recognizes compensation expense on a straight-line basis over the employee's vesting period or to the date of the employee's eligibility for retirement, if earlier. In accordance with the modified prospective transition method, the consolidated financial statements for prior periods have not been restated.

In accordance with SFAS 123R, beginning in the first quarter of 2006, we have presented excess tax benefits from the exercise of stock options as a financing activity in the consolidated statements of cash flows. Prior to the adoption of SFAS 123R, we presented the tax benefits for deductions resulting from the exercise of stock options as an operating cash flow activity. The adoption of SFAS 123R had no material impact on the Company's consolidated statements of cash flows. SFAS 123R also requires the Company to estimate forfeitures in calculating the expense relating to share-based compensation as opposed to recognizing forfeitures as an expense reduction as they occur. The adjustment to apply estimated forfeitures to previously recognized share-based compensation was considered immaterial and as such was not classified as a cumulative effect of a change in accounting principle.

As a result of adopting SFAS 123R, our income before income taxes and net income were $142,000 and $85,000 lower, respectively, in the 13 weeks ended September 24, 2006 and $335,000 and $202,000 lower, respectively, for the 39 weeks ended September 24, 2006, than if the share-based compensation was still accounted for under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB Opinion No. 25”). The recognized tax benefit was $57,000 and $133,000 for the 13 weeks and 39 weeks ended September 24, 2006, respectively. In addition, our basic and diluted income per share decreased by $0.01 and $0.02, respectively, for the 13 weeks and 39 weeks ended September 24, 2006.

In November 2005, the FASB issued FASB Staff Position No. 123(R)-3, "Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards" (“FSP 123(R)-3”). This pronouncement provides an alternative method of calculating the excess tax benefits available to absorb any tax deficiencies recognized subsequent to the adoption of SFAS 123R. The Company has until November 2006 to make a one-time election to adopt the transition method. The Company is currently evaluating FSP 123(R)-3; if adopted, this one-time election would not materially affect operating income or net earnings.

The following is a list of the Company’s stock option and stock purchase plans:

i) 1999 STOCK INCENTIVE PLAN - On March 18, 1999 and March 24, 1999, the Board of Directors and the stockholders, respectively, of the Company approved the 1999 Stock Incentive Plan (the “1999 Plan”). All outstanding options under the 1995 Stock Option/Stock Issuance Plan and the 1998 Stock Option/Stock Issuance Plan (collectively, the “predecessor plans”) were incorporated into the 1999 Plan. No further grants will be made under the predecessor plans. The 1999 Plan is administered by the Company’s Compensation Committee with respect to the officers and directors of the Company and by the Company’s Board of Directors with respect to other eligible employees and consultants of the Company (the Compensation Committee or the Board of Directors, as applicable, the “1999 Plan Administrator”).

The stock issuable under the 1999 Plan consists of shares of authorized but unissued or reacquired common stock, including shares repurchased by the Company on the open market. A total of 3,058,145 shares of common stock are currently authorized for issuance under the 1999 Plan, which includes the shares subject to outstanding options under the predecessor plans. The number of shares of common stock reserved for issuance under the 1999 Plan will automatically increase on the first trading day in January each year. The increase will be equal to 3% of the total number of shares of common stock outstanding as of the last trading day in December of the preceding year, not to exceed 450,000 shares in any given year. In addition, no participant in the 1999 Plan may be granted stock options, separately exercisable stock appreciation rights and direct stock issuances for more than 500,000 shares of common stock in the aggregate per calendar year. Each option has a maximum term of ten years, or five years in the case of any greater than 10% stockholder, and is subject to earlier termination in the event of the optionee’s termination of service.

The 1999 Plan is divided into five separate components: (1) the discretionary option grant program, (2) the stock issuance program, (3) the salary investment option grant program, (4) the automatic option grant program, and (5) the director fee option grant program. The salary investment option grant program has never been implemented, and the automatic option grant program and the director fee option grant program have been discontinued.

The discretionary option grant and stock issuance programs provide for the issuance of incentive and non-statutory options for eligible employees and service providers, and stock issuances and share right awards, including restricted stock units, for cash or in consideration for services rendered. The option exercise price per share is fixed by the 1999 Plan Administrator in accordance with the following provisions: (1) the exercise price shall not be less than 100% of the fair market value per share of the common stock on the date of grant, and (2) if the person to whom the option is granted is a greater than 10% stockholder, then the exercise price per share shall not be less than 110% of the fair market value per share of the common stock on the date of grant. Each option shall be exercisable at such time or times, during such period and for such number of shares as shall be determined by the 1999 Plan Administrator as set forth in the related individual option agreements. Generally, options granted under the 1999 Plan have become exercisable at a rate of 20% after one year of service, with the balance becoming exercisable monthly over the next four years. Since 2003, the Company has granted options to eligible employees that became exercisable over various shorter periods of time. Stock issuances and share right awards, including restricted stock units, may be issued for past services rendered to the Company without any cash payment. In addition, the 1999 Plan Administrator can determine a purchase price to be paid in cash or check that will not be less than the fair market value of the common stock on the issuance date.

The salary investment option grant program, if implemented, would be available to executive officers and other highly compensated eligible employees. However, in October 2004, Congress enacted Internal Revenue Code Section 409A, which imposes difficult conditions on participants under the salary investment option grant program. For this reason, it is unlikely the Company will implement the salary investment option grant program.

The automatic option grant program was available to non-employee board members through 2005. Eligible individuals would automatically receive an option grant for 15,000 shares on the date of their initial election to the board provided that they had not been previously employed by the Company. In addition, at the date of each annual meeting of stockholders, each non-employee board member would automatically be granted an option to purchase 5,000 shares of common stock, provided that the individual had served on the board for at least six months. All grants under the automatic option grant program vested immediately upon issuance. The exercise price per share was equal to 100% of the fair market value of the common stock on the date of grant.

The board may amend or modify the 1999 Plan at any time, subject to any required stockholder approval. The 1999 Plan will terminate on the earliest of (1) March 17, 2009, (2) the date on which all shares available for issuance under the 1999 Plan have been issued as fully-vested shares or (3) the termination of all outstanding options in connection with certain ownership changes.

ii) 1999 EMPLOYEE STOCK PURCHASE PLAN - On March 18, 1999 and March 24, 1999, the Board of Directors and stockholders, respectively, approved the 1999 Employee Stock Purchase Plan (“ESPP”), which became effective upon the completion of the Company’s initial public offering. The ESPP allows eligible employees, as specified in the ESPP, to purchase shares of common stock in semi-annual intervals through payroll deductions under this plan. The accumulated payroll deductions will be applied to the purchase of shares on the employee’s behalf at a price per share equal to 85% of the lower of (1) the fair market value of the Company’s common stock at the date of entry into the current offering period or (2) the fair market value on the purchase date. An initial reserve of 200,000 shares of common stock has been authorized for issuance under the ESPP. The Board of Directors may alter, suspend or discontinue the ESPP. However, certain amendments to the ESPP may require stockholder approval. There has been no activity under the ESPP.

iii) NON-EMPLOYEE DEFERRED COMPENSATION PLAN - The Company adopted a non-employee deferred compensation plan on March 6, 2003. Under this plan, non-employee directors could defer fees into either a cash account or into discounted options under the Company’s 1999 Stock Incentive Plan. Any deferrals into cash are credited to a cash account that will accrue earnings at an annual rate of 2% above the prime lending rate. At the time of election, a participant must choose the dates on which the cash benefit will be distributed. In October 2004, Congress enacted Internal Revenue Code Section 409A governing deferred compensation. The Company operates the deferred compensation plan in accordance with Section 409A. Because Section 409A restricts the use of discounted stock options, the Company will evaluate the extent to which that portion of the deferred compensation plan will be implemented in the future.

iv) 2006 EXECUTIVE INCENTIVE PLAN - On July 27, 2006, the stockholders of the Company approved the Rubio’s Restaurants, Inc. 2006 Executive Incentive Plan (the “EIP”). The purpose of the EIP is to motivate executive officers and other members of senior management with the grant of long-term performance based stock or cash awards.

The EIP is administered by the Compensation Committee of the Board, which will select participants eligible to receive awards, usually in the form of restricted stock units, determine the amount of each award and the measurement periods for evaluating participant performance, and establish for each measurement period (i) the performance goals, based on business criteria, and the target levels of performance for each participant, and (ii) a payout formula or matrix for calculating a participant’s award based on actual performance. Performance goals may be based on one or more of the following business criteria: return on equity, assets or invested capital; stockholder return, actual or relative to an appropriate index (including share price or market capitalization); actual or growth in revenues, orders, operating income, or net income (with or without regard to amortization/impairment of goodwill); free cash flow generation, operational performance, including asset turns, revenues per employee or per square foot, or comparable store sales; or individually designed goals and objectives that are consistent with the participant’s specific duties and responsibilities and that are designed to improve the financial performance of the Company or a specific division, region or subsidiary.

At the end of each measurement period, the Compensation Committee will determine the extent to which the performance goals for each participant were achieved. Stock awards and restricted stock units under the EIP are payable from the Company’s 1999 Plan or any stock option, equity incentive or similar plan that may be adopted by the Company in the future, or in cash, at the option of the Company. No participant may receive an award of more than 300,000 shares under the EIP in any one fiscal or calendar year. To date, there has been no activity under the EIP.

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

Stock Options - The following table summarizes stock option activity for the 39 weeks ended September 24, 2006:

	Options	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Term
Outstanding at beginning of period	1,797,502	$7.86
Granted	306,363	8.22
Forfeited	(268,254)	8.87
Exercised	(348,579)	6.27

Outstanding at end of period	1,487,032	$8.13	$1,708,957	7.49

Exercisable at end of period	983,887	$8.19	$1,393,228	6.61

In 2006 and 2005, the aggregate intrinsic value of stock options (the amount by which the market price of the stock on the date of exercise exceeded the market price of the stock on the date of grant) exercised was $410,000 and $124,000 respectively, in the third quarter and $758,000 and $418,000, respectively, year-to-date.

As of September 24, 2006, there was $1,121,408 of unrecognized compensation expense related to nonvested option awards that is expected to be recognized over a weighted average period of 2.5 years.

Restricted Stock Units - The following table summarizes stock option activity in the Company’s restricted stock units during the 39 weeks ended September 24, 2006:

Restricted Stock Units (# of shares)
Outstanding at beginning of period	—
Awards granted	27,000
Awards forfeited	—
Shares vested	—

Nonvested shares at end of period	27,000

Weighted Average Grant Date Fair Value	$7.30

As of September 24, 2006, there was $140,394 of unrecognized compensation expense related to nonvested restricted stock unit awards that is expected to be recognized over a weighted average period of 0.8 years.

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

The following table summarizes the impact on the Company’s net income had compensation cost been determined based upon the fair value at the grant date for awards under the stock option plans consistent with the methodology prescribed under SFAS No. 123 (in thousands, except per share data):

	13 Weeks Ended September 25, 2005	39 Weeks Ended September 25, 2005

Net income as reported	$828	$2,227
Deduct: Stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	691	1,974
Pro forma net income	$137	$253

Net income per share:
Basic - as reported	$0.09	$0.24
Diluted - as reported	$0.09	$0.23
Basic - pro forma	$0.01	$0.03
Diluted - pro forma	$0.01	$0.03

For the pro forma disclosure, the estimated fair values of options were amortized on a straight line basis over their respective vesting periods of up to five years.

The pro forma compensation cost, which was determined using the weighted average fair values at the date of grant, for options granted during the 13 weeks and 39 weeks ended September 25, 2005 was $2.46 and $4.14 per share, respectively. The fair value of each option granted was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	13 Weeks Ended		39 Weeks Ended
	September 24, 2006	September 25, 2005	September 24, 2006	September 25, 2005
Expected dividend yield	None	None	None	None
Expected stock price volatility	55%	61%	55%	61%
Risk-free interest rate	4.8%	3.7 - 4.3%	4.8 - 5.0%	3.7 - 4.3%
Expected lives of options	6.5 years	5 years	5.9 - 6.5 years	5 years

2.    CONSOLIDATED BALANCE SHEETS DETAIL

Consolidated Balance Sheets detail as of September 24, 2006 and December 25, 2005, respectively (in thousands) are as follows:

	September 24, 2006	December 25, 2005
OTHER RECEIVABLES:
Tenant improvement receivables	$397	$152
Beverage usage receivables	294	236
Interest receivable	26	8
Credit card	885	658
Income taxes	206	1,403
Other	589	412
Total	$2,397	$2,869

INVESTMENTS:
Certificates of deposit	$—	$3,049
Money market	3,009	3,675
	3,009	6,724
Less: Short-term investments	—	(3,049)
Long-term investments	$3,009	$3,675

PROPERTY - Net:
Building and leasehold improvements	$48,216	$42,432
Equipment and furniture	38,084	34,962
Construction in process and related costs	2,417	3,592
	88,717	80,986
Less: Accumulated depreciation and amortization	(54,744)	(50,385)
Total	$33,973	$30,601

ACCRUED EXPENSES AND OTHER LIABILITIES:
Compensation	$2,459	$1,442
Workers’ compensation	2,725	2,904
Sales taxes	1,137	964
Vacation pay	745	668
Advertising	655	82
Gift certificates	528	907
Occupancy	974	920
Professional fees	124	662
Other	795	1,152
Total	$10,142	$9,701

3.    STORE CLOSURE ACCRUAL

In the second quarter of 2006, a store closure reversal of $247,000 was recorded, $223,000 of which was due to the Company entering into a new sublease agreement at its Portland, Oregon location. An additional reversal of $24,000 was recorded in the second quarter of 2006.

The components of the store closure accrual for the 39 weeks ended September 25, 2005 and September 24, 2006 were as follows (in thousands):

	Accrual Balance at December 26, 2004	Store Closure Expense	Store Closure Reversal	Usage	Accrual Balance at September 25, 2005

Accrual for stores closed in 2001	$338	$—	$—	$(50)	$288
Accrual for stores closed in 2002	317	—	—	(20)	297
Total store closure accrual	655	$—	$—	$(70)	585
Less: current portion	(114)				(125)
Non-current	$541				$460

	Accrual Balance at December 25, 2005	Store Closure Expense	Store Closure Reversal	Usage	Accrual Balance at September 24, 2006

Accrual for stores closed in 2001	$272	$—	$(24)	$(40)	$208
Accrual for stores closed in 2002 and to be closed	275	—	—	1	276
Accrual for stores closed in 2005	288	—	(223)	(83)	(18)
Total store closure accrual	835	$—	$(247)	$(122)	466
Less: current portion	(179)				(134)
Non-current	$656				$332

During the 13 weeks ended September 24, 2006 there were no store closures. During the 39 weeks ended September 24, 2006, there was one store closure that occurred near the lease expiration date and, as a result, did not require a charge. There were no store closures during the 13 weeks and 39 weeks ended September 25, 2005.

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

5.    COMMITMENTS AND CONTINGENCIES

Litigation

On June 28, 2001, a class action complaint was filed against the Company in Orange County, California Superior Court by a former employee, who worked in the position of general manager. A second similar class action complaint was filed in Orange County, California Superior Court on December 21, 2001, on behalf of another former employee who worked in the positions of general manager and assistant manager. The Company classifies both positions as exempt under applicable California labor laws and regulations. The former employees each purport to represent a class of former and current employees who are allegedly similarly situated. The two cases were consolidated. These cases currently involve the issue of whether employees and former employees in the general and assistant manager positions who worked in California restaurants during specified time periods were misclassified as exempt and deprived of overtime pay. The consolidated complaint also asserts claims for alleged missed meal and rest breaks. In addition to unpaid overtime, these cases seek to recover waiting time penalties, interest, attorneys’ fees and other types of relief on behalf of the current and former employees in the purported class.

The Company believes these cases are without merit and intends to vigorously defend against these claims. These cases have been consolidated and discovery is proceeding. On November 9, 2005, the Court certified a class of assistant managers and on March 22, 2006 the court certified a class of general managers. Plaintiffs have stipulated to the decertification of a meal and rest break class and that class has been decertified. A trial date has been set for May 14, 2007. The Company is presently unable to predict the probable outcome of this matter or the amounts of any potential damages at issue. An unfavorable outcome in this matter or a significant settlement could have a material adverse impact on the Company’s financial position and results of operations.

6.    NET INCOME PER SHARE

A reconciliation of basic and diluted income per share in accordance with SFAS No. 128, “Earnings Per Share,” is as follows (in thousands, except per share data):

	13 Weeks Ended		39 Weeks Ended
	September 24, 2006	September 25, 2005	September 24, 2006	September 25, 2005
Numerator
Net income	$600	$828	$1,231	$2,227

Denominator
Basic:
Weighted average common shares outstanding	9,627	9,405	9,524	9,363
Diluted:
Effect of dilutive securities:
Common stock options and restricted stock	—	245	55	288
Total weighted average common and potential
common shares outstanding	9,627	9,650	9,579	9,651

Net income per share:
Basic	$0.06	$0.09	$0.13	$0.24
Diluted	$0.06	$0.09	$0.13	$0.23

For the 13 and 39 weeks ended September 24, 2006, common stock options of 1,216,526 and 939,612, respectively, were not included in the computation of diluted earnings per share as their impact would have been anti-dilutive. For the 13 and 39 weeks ended September 25, 2005, common stock options of 561,186 and 491,151, respectively, were not included in the computation of diluted earnings per share as their impact would have been anti-dilutive.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We opened our first restaurant under the name “Rubio’s, Home of the Fish Taco” in 1983. As of September 24, 2006, we have grown to 161 restaurants, including 156 Company-operated and two franchise locations. We also license our concept for three non-traditional locations at Petco Park in San Diego, San Diego International Airport and the Honda Center in Anaheim. We position our restaurants in the high-quality, fresh, distinctive and affordable fast-casual Mexican cuisine segment of the restaurant industry. Our business strategy is to become a leading brand in this industry segment.

Revenues in the third quarter of 2006 increased by 6.1% to $38.8 million. Year-to-date revenues in 2006 increased by 4.4% to $111.0 million. Comparable store sales in the third quarter increased by 1.8%, driven primarily by a 3.0% increase in average check amount, which was offset by a 1.2% decrease in the number of transactions. On a year-to-date basis, we recorded a comparable store sales increase of 1.0%. Our average unit volume increased to $966,000. Our system wide re-imaging program that was initiated last year saw us completing 33 more restaurant re-images in the third quarter and 65 year-to-date, bringing the total to 92 re-imaged restaurants as of September 24, 2006. We also continued to invest in technology in the kitchen to improve order throughput, as well as other items to improve the overall guest experience.

On the cost and expense side of our economic model, in both the third quarter and on a year-to-date basis, we saw an increase in cost of sales as compared to the prior year. Restaurant labor costs as a percentage of restaurant sales declined compared to the prior year for both the third quarter and year-to-date, due primarily to a favorable reduction in our workers’ compensation reserves as a result of reduced claims. Restaurant occupancy and other costs as a percentage of restaurant sales remained relatively the same in the third quarter, while increasing on a year-to-date basis compared to the prior year, due primarily to increases in utility costs.

General and administrative costs have increased since 2005 through the first 39 weeks of 2006, as we continued to build for the future. We have added personnel to support our new development and re-imaging program. Also, legal expenses related to our pending litigation continue to remain high, and the implementation of SFAS 123R increased general and administrative costs in the quarter and on a year-to-date basis.

We opened three new Company-operated restaurants in the third quarter of 2006. Year-to-date, we opened four new Company-operated restaurants, one licensed location, one franchised restaurant in Las Vegas, Nevada, and also acquired four previously franchised restaurants in Las Vegas. We plan to open an additional five new restaurants in 2006, and expect an annual growth rate of 10% to 15% per year for the next three to five years.

Results of Operations

All comparisons under this heading between 2006 and 2005 refer to the 13-week (“quarter”) and 39-week (“year-to-date”) periods ended September 24, 2006 and September 25, 2005, respectively, unless otherwise indicated.

The following table sets forth our operating results, expressed as a percentage of total revenues, with respect to certain items included in our statements of income.

	13 Weeks Ended		39 Weeks Ended
	September 24, 2006	September 25, 2005	September 24, 2006	September 25, 2005

Total revenues	100.0%	100.0%	100.0%	100.0%
Costs and expenses:
Cost of sales (1)	27.8	27.2	27.7	27.0
Restaurant labor (1)	30.6	31.5	31.8	32.3
Restaurant occupancy and other (1)	24.0	24.2	24.1	23.7
General and administrative expenses	9.6	8.8	9.6	8.8
Depreciation and amortization	5.2	5.2	5.4	5.4
Pre-opening expenses	0.5	0.1	0.2	0.1
Store closure reversal	--	--	0.2	--
Loss on disposal/sale of property	0.3	0.1	0.2	--
Operating income	2.2	3.1	1.5	2.9
Other income	0.3	0.3	0.3	0.3
Income before income taxes	2.4	3.4	1.8	3.2
Income tax expense	0.9	1.1	0.7	1.1
Net income	1.5	2.3	1.1	2.1

(1) As a percentage of restaurant sales

The following table summarizes the number of restaurants:

	September 24, 2006	September 25, 2005
Company-operated	156	147
Franchised	2	5
Total	158	152

Revenues

Total revenues were $38.8 million in the third quarter of 2006 as compared to $36.5 million in the third quarter of 2005. Year-to-date revenues increased to $111.0 million in 2006, compared to $106.3 million in 2005. The third quarter-to-third quarter increase in revenue of $2.3 million was primarily the result of two factors: first, three restaurants that opened in the fourth quarter of fiscal 2005 and eight (including four Las Vegas restaurants acquired late in the second quarter of 2006) in 2006 contributed sales of $2.0 million; and second, increased comparable store sales of 1.8% contributed $0.7 million. This increase was slightly offset by a decrease of $0.4 million from two restaurants that closed in the fourth quarter of 2005 and the second quarter of 2006. Also, the Company did not renew its operating agreement with the Del Mar racetrack. On a year-to-date basis, the $4.7 million increase in revenue was primarily the result of the same two factors: first, four restaurants opened in 2005 and eight in 2006 contributed $4.2 million; and second, increased comparable store sales of 1.0% contributed $1.1 million. This increase was slightly offset by a decrease of $0.6 million from the store closures and non-operation of the racetrack as mentioned above. The third quarter comparable store sales increase was primarily due to an increase in average check amount of 3.0%, offset by a decrease in the number of transactions of 1.2%, while the year-to-date comparable store sales increase was primarily due to an increase in average check amount of 1.7%, offset by a decrease in the number of transactions of 0.7%. The decrease in the amount of transactions was due primarily to more discounted promotions in 2005 as compared to 2006.

Costs and Expenses

Cost of sales for the third quarter increased to 27.8% as compared to 27.2% for the same period last year. Year-to-date costs of sales were 27.7% of restaurant sales as compared to 27.0% for the same period last year. The quarterly increase in cost of sales as a percentage of restaurant sales was primarily due to upward pressures in seafood costs. On a year to date basis, branding initiatives, such as increased fish portions and enhanced flavors impacted the cost of some premium products. In addition, discounting of some premium products and an introduction of a new lower-priced, limited-time offer product contributed to the percentage increase. These factors were slightly offset by lower commodity costs, primarily in beef and cheese.

Restaurant labor for the third quarter was 30.6% of restaurant sales as compared to 31.5% for the same period last year. Year-to-date restaurant labor decreased to 31.8% as compared to 32.3% in 2005. Slightly higher sales and a favorable reduction in our workers’ compensation reserves due to reduced claims were the primary factors contributing to these improvements. The Company has continued to focus on reducing the number and severity of workers’ compensation claims for the last three years and this resulted in a reserve reduction of approximately $365,000 this quarter.

Restaurant occupancy and other costs as a percentage of restaurant sales for the third quarter and year-to-date were 24.0% and 24.1%, respectively, in 2006, as compared with 24.2% and 23.7%, respectively, in the corresponding periods in 2005. Restaurant occupancy and other expenses have stabilized on a comparative basis as last year’s third quarter is when the energy crisis dramatically increased utilities and other related expenses. The year-to-date increases are primarily related to increased utilities and common area maintenance charges.

General and administrative expenses increased to $3.7 million and 9.6% of revenues in the third quarter of 2006 compared to $3.2 million and 8.8% of revenues in the third quarter of 2005. Year-to-date general and administrative expenses increased to $10.6 million and 9.6% of revenues in 2006 compared to $9.4 million and 8.8% of revenues 2005. The increase is primarily due to additional head count added during 2005, increased legal fees, and stock-based compensation expense of $142,000 in the third quarter and $335,000 year-to-date.

Depreciation and amortization increased to $2.0 million and $6.0 million for the third quarter of 2006 and year-to-date, respectively, in 2006, as compared to $1.9 million and $5.7 million, respectively, for the corresponding periods in 2005. The increase is due to the addition of new restaurants as well as the re-image program.

Pre-opening expenses were $188,000 in the third quarter of 2006, as compared to $34,000 for the same period last year. We opened three restaurants during the third quarter and currently have two restaurants under construction which have rent holidays during the build-out period. One new restaurant and one replacement restaurant had been opened by this time last year. On a year-to-date basis, pre-opening expenses increased to $236,000 in 2006 from $83,000 in 2005.

There was no store closure expense during the third quarters of 2006 or 2005. On a year-to-date basis, there was a store closure reversal of $247,000 in 2006 compared to no activity in 2005. The reversal of $247,000 was recorded in the second quarter of 2006. The signing of a new sublease agreement at our Portland, Oregon location, which was closed in 2005, made up $223,000 of the total reversal.

Loss on disposal/sale of property was $114,000 and $189,000 in the third quarter and year-to-date, respectively, in 2006, compared to $43,000 and $47,000, respectively, for the corresponding periods in 2005. The increase is due primarily to the restaurant re-imaging program, which we began in the last half of 2005.

Other income increased to $111,000 for the third quarter and $343,000 year-to-date in 2006, as compared to $99,000 and $294,000 in 2005, respectively, for the same time period. Interest income increased in 2006 as our interest-bearing cash and investments benefited from rising short-term interest rates.

The income tax provisions reflect the projected annual tax rates of 37.2% in 2006 and 38.6% in 2005. In the first half of 2005, we reduced our fiscal 2005 projected annual tax rate due to $91,000 of net tax California Enterprise Zone credits related to prior years. These Enterprise Zone credits were recorded in the second quarter of 2005, which reduced our 2005 tax rate through our third quarter to 33.7%. The final 2006 annual tax rate cannot be determined until the end of the fiscal year; therefore, the actual rate could differ from our current estimate.

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

Liquidity and Capital Resources

Since our initial public offering in 1999, we have funded our capital requirements primarily through cash flows from operations. We generated $7.1 million in cash flows from operating activities for the 39 weeks ended September 24, 2006, and $4.5 million for the 39 weeks ended September 25, 2005.

Net cash used for investing activities was $5.8 million for the 39 weeks ended September 24, 2006 compared to net cash used of $5.3 million for the 39 weeks ended September 25, 2005. Net cash used for investing activities for the 39 weeks ended September 24, 2006 included $9.5 million in capital expenditures and ($3.7) million in net investment activities. Net cash used for investing activities for the 39 weeks ended September 25, 2005 consisted of $3.7 million in capital expenditures and $1.6 million in net investment activities.

Net cash provided by financing activities was $2.2 million for the 39 weeks ended September 24, 2006 compared to net cash provided of $852,000 for the 39 weeks ended September 25, 2005. Financing activities in both periods consisted primarily of proceeds from the exercise of stock options.

In 2003, the Company obtained a letter of credit in the amount of $2.0 million related to the Company’s workers’ compensation insurance policy. The letter of credit is subject to automatic extension for one year from the expiration date and thereafter, unless notification is made prior to the expiration date. The letter of credit was extended in October 2004, October 2005, and again in October 2006. In December 2004, this letter of credit was increased to $2.9 million. The Company was also required, under the terms of the letters of credit, to pledge collateral of $3.0 million in 2006, and $3.7 million in 2005.

We currently expect total capital expenditures in 2006 to be approximately $12 million to $14 million for restaurant openings, restaurant re-imaging, maintenance, and corporate and information technology. We currently expect that future locations will generally cost between $500,000 and $550,000 per unit, excluding pre-opening expenses. Some units may exceed this range due to the area in which they are built and the specific requirements of the project. Pre-opening expenses are expected to average between $55,000 and $65,000 per restaurant, including approximately $20,000 to $30,000 in rent “holiday” expenses. Restaurant re-imaging typically costs between $50,000 and $70,000 per unit.

We believe that the anticipated cash flow from operations combined with our cash and cash equivalents balance of $11.5 million as of September 24, 2006, will be sufficient to satisfy our working capital and capital expenditure requirements for at least the next 12 months. Changes in our operating plans, changes in our expansion plans, lower than anticipated sales, increased expenses, potential acquisitions or other events may cause us to seek additional or alternative financing sooner than anticipated. Additional or alternative financing may not be available on acceptable terms, or at all. Failure to obtain additional or alternative financing as needed could have a material adverse effect on our business and results of operations.

Critical Accounting Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our unaudited consolidated financial statements, which are prepared in accordance with GAAP and the rules and regulations of the SEC. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingencies at the date of the financial statements as well as the reported amounts of revenues and expenses during the reporting period.

Management evaluates these estimates and assumptions, which include those relating to impairment of assets, restructuring charges, contingencies and litigation, on an ongoing basis. Our estimates and assumptions have been prepared on the basis of the most current available information, and actual results could differ from these estimates under different assumptions and conditions.

We have several critical accounting policies, which were discussed in our 2005 Annual Report on Form 10-K, that are both important to the portrayal of our financial condition and results of operations and require management’s most difficult, subjective and complex judgments. Typically, the circumstances that make these judgments complex and difficult have to do with making estimates about the effect of matters that are inherently uncertain. Effective the first quarter of fiscal 2006, we adopted SFAS 123R which establishes accounting for share-based awards issued in consideration for employee services. Accordingly, share-based compensation cost is measured at the grant date, based on the fair value of the award, over the requisite service period. We previously applied APB Opinion No. 25 and related interpretations, as permitted by SFAS 123. Refer to “Note 1. Share-Based Payment” of our Notes to Consolidated Financial Statements for a detailed discussion.

Cautionary Statements Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains projections, estimates and other forward-looking statements that involve a number of risks and uncertainties, including without limitation, statements regarding our effective tax rate, expectations regarding any liability that may result from claims and actions filed against us, estimated and future costs, expenses, same-store sales and other revenues, our growth strategy, our anticipated capital expenditures relating to new restaurants and refurbishment of existing facilities, our future financial performance, sources of liquidity, uses of cash and sufficiency of our cash flows, and the other risks and uncertainties described under Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 25, 2005. Forward-looking statements are generally identifiable by the use of the words “anticipate,” “assume,” “believe,” “estimate,” “seek,” “expect,” “intend,” “plan,” “project,” “may,” “will,” “would,” and similar expressions. Forward-looking statements are based on management’s current plans, assumptions and judgment as of the date of the filing of this Quarterly Report on Form 10-Q and are subject to known and unknown risks and uncertainties, which may cause actual results to differ materially from expectations. We do not intend to update these forward-looking statements, other than to the extent required by applicable law.

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

Item 4. CONTROLS AND PROCEDURES

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, also conducted an evaluation of our internal control over financial reporting to determine whether any changes occurred during the third quarter of fiscal 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based upon these evaluations, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, our disclosure controls and procedures were effective as of the end of the period covered by this report, and there were no changes in our internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Not applicable

Item 3: DEFAULTS UPON SENIOR SECURITIES

Not applicable

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The following matters were submitted to a vote of the Company’s stockholders at the annual meeting of stockholders held on July 27, 2006:

(1)
Election of two directors of the Company to hold office until the 2009 annual meeting of the stockholders or until their respective successors are duly elected and qualified. The following nominees were elected by the following votes:

Nominee	Votes For	Votes Withheld

Kyle Anderson	8,882,441	62,218
Ralph Rubio	8,889,736	54,923

(2)	Ratification of the selection of KPMG LLP as the Company’s independent registered public accounting firm for the year ending December 31, 2006, as follows:

Votes For	Votes Against	Votes Withheld

8,888,909	51,758	3,992

(3)	Adoption of the Rubio's Restaurants, Inc. 2006 Executive Incentive Plan, as follows:

Votes For	Votes Against	Votes Withheld

5,874,474	93,354	158,820

Item 5. OTHER INFORMATION

Not applicable

Item 6. EXHIBITS

Set forth below is a list of the exhibits included as part of this quarterly report.

Exhibit No.	Description
10.64	Letter Agreement between Daniel E. Pittard and the Company, dated August 21, 2006 (1).
10.65	Form of Restricted Stock Unit Agreement under the Rubio’s Restaurants, Inc. 1999 Stock Incentive Plan.
10.66	Rubio’s Restaurants, Inc. Severance Pay Plan.
10.67	Rubio’s Restaurants, Inc. 2006 Executive Incentive Plan (2).
10.68	Form of Restricted Stock Unit Agreement under the Rubio’s Restaurants, Inc. 2006 Executive Incentive Plan
31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Previously filed and incorporated by reference from registrant's current report on Form 8-K/A dated August 29, 2006.
(2)	Previously filed and incorporated by reference from registrant's Definitive Proxy Statement filed on June 23, 2006.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 6, 2006	RUBIO'S RESTAURANTS, INC.

/s/ John Fuller
John Fuller
Chief Financial Officer
(principal financial and accounting officer)