Form 10-K
period 2006-12-31
RUBIOS RESTAURANTS INC
filed 2007-04-02
CIK 1082423

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2006
COMMISSION FILE NUMBER: 000-26125

RUBIO’S RESTAURANTS, INC.
(Exact Name of Registrant as Specified in Its Charter)

DELAWARE	33-0100303
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

1902 WRIGHT PLACE, SUITE 300, CARLSBAD, CALIFORNIA 92008
(Address of Principal Executive Offices)

(760) 929-8226
(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, par value $0.001 per share	The NASDAQ Stock Market

Securities registered pursuant to Section 12(g) of the Act: None

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

The aggregate market value of the voting stock held by non-affiliates of the registrant based upon the closing sale price of the registrant’s common stock on June 25, 2006 as reported on the Nasdaq Global Market was approximately $59 million. This amount excludes 2,583,895 shares of the registrant’s common stock held by the executive officers, directors and each person who beneficially owns 10% or more of the registrant’s outstanding common stock. Exclusion of such shares should not be construed to indicate that any such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant or that such person is controlled by or under common control with the registrant.

As of March 21, 2007, there were 9,793,491 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of our definitive proxy statement for the 2007 annual meeting of stockholders are incorporated by reference into PART III of this annual report on Form 10-K. Our 2007 annual meeting of stockholders is scheduled to be held on July 26, 2007. We intend to file our definitive proxy statement with the Securities and Exchange Commission not later than 120 days after the conclusion of our fiscal year ended December 31, 2006. In addition, certain exhibits filed with our prior registration statements and Forms 10-K, 8-K, S-8 and 10-Q are incorporated by reference in PART IV of this annual report.

RUBIO’S RESTAURANTS, INC.

FORWARD-LOOKING STATEMENTS

This annual report on Form 10-K and the documents we incorporate by reference contain projections, estimates and other forward-looking statements within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are principally contained in the section captioned “Business” under Item 1 below and the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under Item 7 below. In some cases, you can identify forward-looking statements by terms such as may, will, should, expect, plan, intend, forecast, anticipate, believe, estimate, predict, potential, continue or the negative of these terms or other comparable terminology. These forward-looking statements involve a number of risks and uncertainties, including but not limited to, those factors discussed under “Risk Factors” under Item 1A below and including, among others, increased product costs, labor expense and other restaurant costs, the success of our promotions and marketing strategies, our ability to recruit and retain qualified personnel, adverse effects of weather, adequacy of reserves related to store closures or stores to be sold, asset write-downs, implementation costs related to our marketing and concept positioning initiatives, our ability to manage ongoing and unanticipated costs, such as costs to comply with the Sarbanes-Oxley Act and other regulatory initiatives and litigation costs, our ability to implement a franchise strategy, our ability to open additional or maintain existing restaurants in the coming periods, and the effects of ever-increasing competition. As a result of these risks and uncertainties, our actual results or performance may differ materially from any future results or performance expressed or implied by the forward-looking statements. These forward-looking statements represent beliefs and assumptions only as of the date of this annual report. We undertake no obligation to release publicly the results of any revisions or updates to these forward-looking statements to reflect events or circumstances arising after the date of this annual report.

PART I.

Item 1. BUSINESS

As of March 21, 2007, we owned and operated 162 fast-casual Mexican restaurants, three licensed locations, and one franchised restaurant that offer high-quality, fresh and distinctive Mexican cuisine, at attractive prices; including chargrilled chicken, steak and fresh seafood items such as burritos, tacos and quesadillas inspired by the Baja, California region of Mexico. We were incorporated in California in 1985 and re-incorporated in Delaware in October 1997. We have a wholly-owned subsidiary, Rubio’s Restaurants of Nevada, Inc., which was incorporated in Nevada in 1997. Our restaurants are located in California, Arizona, Nevada, Colorado and Utah. As of March 21, 2007, we had approximately 3,300 employees.

RUBIO’S FRESH MEXICAN GRILL® CONCEPT

The Rubio’s Fresh Mexican Grill® concept evolved from the original “Rubio’s, Home of the Fish Taco®” concept, which our co-founder Ralph Rubio first developed following his college spring break trips to the Baja peninsula of Mexico in the mid-1970s. Ralph and his father, Raphael, opened the first Rubio’s® restaurant nearly 25 years ago in the Mission Bay area of San Diego, California and introduced fish tacos to America. Building on the initial success of the concept, we expanded our menu and upgraded our restaurant layout over the years to appeal to a broader customer base, including a concept name change to Rubio’s Baja Grill® in 1997 to reflect these improvements. In 2002, Rubio’s further evolved, completing a transformation from Rubio’s original fish taco concept to Rubio’s Fresh Mexican Grill. The Rubio’s concept now features grilled chicken, steak and seafood items as well as our original, Baja-style World Famous Fish TacosSM. We believe Rubio’s Fresh Mexican Grill is well positioned as an innovator in the fast-casual Mexican grill segment. The critical elements of our market positioning are as follows:

•
FRESHLY PREPARED HIGH QUALITY FOOD WITH BOLD, DISTINCTIVE TASTES AND FLAVORS. We differentiate ourselves from competitive restaurants by offering high-quality, flavorful, and made-to-order products using Baja-inspired recipes at attractive prices. Our menu strategy is predicated on developing unique, distinctive and flavorful products that generate strong guest loyalty. Rubio’s excels with seafood, and our signature items include our World Famous Fish Tacos, Baja Grill® Burritos with chargrilled chicken or steak and our authentic Street Tacos. Rubio’s also offers a number of burritos, tacos, and quesadillas prepared in a variety of ways featuring grilled, marinated chicken, steak, pork, shrimp and Mahi Mahi. In addition, we serve freshly-prepared salads and bowls. Our menu also includes HealthMex® offerings which are lower in fat and calories, and Kid’s Meals designed especially for children. Our guacamole, chips, beans and rice are prepared fresh daily in our restaurants. Guests may enhance and customize their meals at our complimentary salsa bar which features a variety of freshly- prepared salsas. Our menu is served at lunch and dinner, as well as breakfast in a limited number of our restaurants.

•
CASUAL, FUN DINING EXPERIENCE. Our restaurants are designed to create a fun and casual ambiance by capturing the relaxed, comfortable and colorful atmosphere inspired by the Baja, California region of Mexico. Our design elements include colorful Mexican tiles, saltwater aquariums with tropical fish, Baja beach photos and tropical prints, surfboards on the walls and authentic palm-thatched patio umbrellas, or palapas, in most locations. We believe our restaurants have broad appeal to a wide range of guests.

•
EXCELLENT DINING VALUE. Our restaurants offer high-quality food typically associated with sit-down, casual dining restaurants, but generally at prices substantially lower than those found at casual dining restaurants. In addition to attractive prices, we offer the convenience and service platform of a traditional fast-casual or quick-service format. We provide guests a clean and comfortable environment in which to enjoy their meals on site. We also offer guests the convenience of take-out service for both individual meals and large party orders. We believe the strong value we deliver to our guests is critical to generating guest satisfaction, repeat business, and continued loyalty.

OUR BUSINESS STRATEGIES

Our business objective is to become a leading fast-casual Mexican restaurant brand. To achieve this objective, we are pursuing the following strategies:

•
CREATE A DISTINCTIVE CONCEPT AND BRAND. Our restaurants provide guests with a fun and casual dining experience which we believe helps to promote frequent visits and strong guest loyalty. Our key initiatives are designed to deliver a great guest experience, enhance the performance of our existing restaurants, and strengthen our brand identity. These initiatives include developing proprietary menu offerings with bold, intense flavors, upgrading the ambiance of our restaurants, and delivering best-in-class service standards. We strive to promote awareness and generate trial through regional and local media campaigns and neighborhood brand-building efforts.

•
ACHIEVE FAVORABLE RESTAURANT-LEVEL ECONOMICS. We believe we are able to achieve favorable operating results in our core markets due to the appeal of our concept, careful site selection, cost-effective development, consistent application of our management and training programs, and a focus on continuously improving of our economic model. We utilize centralized and local restaurant information and accounting systems, which allow our management to monitor and control labor, food and other direct operating expenses on a real-time basis and provide them with timely access to financial and operating data. We believe we achieve a lower-than-average product cost compared to our competitors, due to our lower cost and high product mix seafood items versus a less diverse menu made up of higher cost items such as chicken and steak. As we expand and optimize our menu, we continue to focus on creating highly desirable, high-margin items. We also believe that our culture and emphasis on training leads to lower employee turnover rates, and higher productivity, compared to industry averages.

•
FOCUS ON BUILDING SALES AT EXISTING RESTAURANTS. We regularly conduct and evaluate marketing research to analyze our markets, customer base, product mix, and competition in order to remain relevant in the eyes of our consumers. Rubio’s marketing mix includes a combination of regional radio, in-store merchandising, public relations, neighborhood marketing, e-marketing, and print media tactics. We periodically implement new products and promotions to increase traffic in our restaurants.

•
ENSURE A HIGH-QUALITY GUEST EXPERIENCE. We strive to provide a consistent, high-quality guest experience in order to generate frequent visits and customer loyalty. We focus on creating a fun, team-like culture for our restaurant employees which we believe fosters a friendly and inviting atmosphere for our guests. Through extensive training, experienced restaurant-level management, and rigorous operational controls, we seek to ensure prompt, friendly and efficient service for our guests. We utilize an interactive voice response (IVR) and web-based guest feedback program to continually monitor our performance against guest expectations. We also seek out and respond to direct comments and questions from guests who utilize our toll-free guest comment line and “contact us” page on our website.

•
EXECUTE FOCUSED REGIONAL EXPANSION STRATEGY. We believe that our restaurant concept has significant opportunities for expansion in both our existing and neighboring markets. An expansion strategy focused primarily on company-owned unit growth will allow us to grow our brand and maintain the quality of food and service expected by our customers. Our current expansion plan calls for a multi-year development strategy, including the opening of 16 to 20 new restaurants in 2007 and an annual growth rate of 10% to 15% for the next three to five years. We generally target high-traffic, high-visibility end-cap locations in urban and suburban markets with medium to high family income levels.

 UNIT ECONOMICS

For purposes of analyzing our store operating results, and to eliminate the effects of start-up, training, and other costs associated with new store openings, we measure comparable store results on only those units that have been open for at least 15 months. During fiscal 2006, we had 145 units that were open for over 15 months. These units generated average sales of $998,000 per unit, average operating income of $118,000, or 11.8% of sales, and average operating cash flows of $169,000, or 16.9% of sales. Comparable store sales increased 2.0% in fiscal 2006 following an increase of 1.2% in fiscal 2005 and an increase of 4.3% in fiscal 2004.

As of December 31, 2006, we had 130 units in California, our largest state market. During fiscal 2006, 119 of these units were open for over 15 months. These units generated average sales of $1,036,000 per unit, average operating income of $125,000, or 12.1% of sales, and average operating cash flows of $179,000, or 17.3% of sales.

As of December 31, 2006, we had 32 units outside of California. During fiscal 2006, 26 of these units were open for over 15 months. These units generated average sales of $826,000 per unit, average operating income of $85,000, or 10.3% of sales, and average restaurant operating cash flows of $121,000 or 14.6% of sales.

These results are not necessarily indicative of our future results or the results we may obtain in other units currently open, or those we may open in the future.

EXISTING LOCATIONS

The following table sets forth information about our existing and proposed units as of March 21, 2007. We also license our concept to other restaurant operators for three non-traditional locations in the San Diego and Los Angeles areas of California at Petco Park Stadium, the San Diego International Airport food court and the Honda Center in Anaheim, California. The majority of our units are in high-traffic retail centers and are not stand-alone units.

Company-Owned and Operated Locations	Opened	Under Construction	Signed Leases
Los Angeles Area	70	—	2
San Diego Area	43	—	1
Phoenix/Tucson Area	23	—	3
Denver Area	3	—	—
San Francisco Area	9	—	—
Sacramento Area	8	—	2
Las Vegas Area	4	—	—
Salt Lake City Area	2	—	—
Total Company-Owned Locations	162	—	8

Franchise and Licensed Locations
Los Angeles Area	1	—	—
San Diego Area	2	—	—
Las Vegas Area	1	—	1
Total Franchised and Licensed Locations	4	—	1

We currently lease all of our restaurant locations with the exception of one owned building. We plan to continue to lease substantially all of our future restaurant locations in order to minimize the cash investment associated with each unit.

Historically, our restaurants have ranged from 1,800 to 3,300 square feet, excluding our smaller, food court locations. We expect the size of our future sites to range from 2,300 to 2,800 square feet. We intend to continue to develop restaurants that will require, on average, a total cash investment of approximately $525,000 to $575,000, excluding estimated pre-opening expenses of approximately $55,000 to $65,000 per unit, which includes approximately $20,000 to $30,000 of non-cash rent expense during the build-out period.

EXPANSION AND SITE SELECTION

We currently plan to open 16 to 20 company-owned units in fiscal 2007 in our existing geographic markets. Our three to five year expansion plan calls for an annual unit growth rate of 10% to 15%. We opened our first unit outside of California in Phoenix, Arizona in April 1997. We currently operate a total of 32 units outside of California, including 23 in Arizona, 3 in Colorado, 4 in Nevada, and 2 in Utah.

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

In connection with our strategy to expand into selected markets, we initiated a franchising program in late 2000. This franchising strategy requires us to devote management and financial resources to build the operational infrastructure needed to support the franchise of our restaurants. As of March 21, 2007, we have one signed franchise development agreement. This agreement represents a commitment to open five units in five years. The franchisee under this agreement opened its first unit in April 2006 and is scheduled to open its second restaurant in July 2007.

MENU

Our made-to-order menu features made-to-order burritos, soft-shell tacos, and quesadillas and salads made with marinated, chargrilled chicken breast and steak, as well as seafood representative of the Baja, California region of Mexico, such as chargrilled Mahi Mahi, sautéed shrimp and our signature Baja-style fish taco. The menu features many of Rubio’s favorites bundled as meal combo deals with rice, beans, chips and a drink. The goal of our menu is to maintain our heritage of offering distinctive fish and seafood items, while also including offerings of chicken, pork, and beef items. Side items including our guacamole, chips, beans and rice and are all made fresh daily in our restaurants. Each of our restaurants also provide self-serve salsa bars where guests may choose from four different salsas made fresh every day in every restaurant. Our prices range from about $1.30 for Baja-style Street Tacos to $7.99 for Three Taco Mix & Match Combos, which includes three tacos, fresh chips, beans and a soft drink. Most restaurants also offer a selection of imported Mexican and domestic beers.

Our HealthMex menu items, designed to have less than 20% calories from fat and offered in most of our restaurants, include tacos, burritos served on whole-wheat tortillas, and salads, all made with chargrilled chicken or Mahi Mahi.

Our Kid’s Meals combine a choice of chicken taquitos, chicken bites, a World Famous Fish Taco, a cheese quesadilla or a bean & cheese burrito, along with a side dish of beans, rice, or chips, and a small drink, churro and a toy surprise.

From time to time, we introduce limited-time-only products and promotions to provide added variety and encourage guest frequency.

DECOR AND ATMOSPHERE

We believe that the decor and atmosphere of our restaurants are critical factors in our guests’ overall dining experience. In 2005, we began a multi-year re-image program for our existing restaurants so that our interiors and exteriors display distinctive designs that match our high-quality, fresh food. During 2006, we re-imaged 75 of our restaurants and plan to re-image approximately 6 to 10 more in 2007, which will complete our re-imaging program. The Company re-imaged 27 restaurants in 2005.

MARKETING

Our marketing mix includes a combination of regional radio advertising, in-store merchandising, public relations, neighborhood marketing, e-marketing, and print media tactics. We use radio advertising as a marketing tool to increase brand awareness, attract new guests, and encourage existing guests to visit more frequently. Our advertising is designed to increase sales and transactions by conveying our brand positioning and creating awareness of new or limited-time products or promotions.

Local store marketing, public relations, and e-marketing are used to increase community awareness and generate traffic on a local level. A variety of programs are available for our restaurant general managers to target various business-building opportunities within the local community and trade area surrounding each restaurant. We believe word-of-mouth advertising is also a key component in attracting and retaining guests.

As part of our expansion strategy, we select markets which we believe will support multiple units and the efficient use of broadcast advertising. We sometimes utilize local public relations initiatives to help establish brand awareness for new restaurants as we build toward media efficiency. In fiscal 2006, we spent approximately $5.3 million on marketing. We expect our marketing expenditures to increase as we add new restaurants and focus on building awareness to drive new guests to our units and increase repeat visits by existing customers.

OPERATIONS

UNIT MANAGEMENT AND EMPLOYEES

We currently have approximately 3,300 employees. Our typical restaurant employs one general manager, one to two assistant managers and 18 to 22 hourly employees, approximately 40% of which are full-time employees and approximately 60% of which are part-time employees. The general manager is responsible for the day-to-day operations of the restaurant, including food quality, service, staffing and product ordering. We seek to train and develop from within, or hire experienced general managers and staff and to motivate and retain them by providing opportunities for increased responsibilities and advancement, as well as performance-based cash incentives. These performance incentives are tied to sales and profitability. We also have granted general managers options to purchase shares of our common stock when hired or promoted. All hourly employees in our restaurants are eligible for self funded health benefits immediately upon hire. All full-time restaurant management are eligible for health benefits the first day of the month following their hire date. Full time corporate employees are eligible for health benefits on their hire date. Employees over 21 years of age who have worked for us for more than one year are eligible to participate in our 401(k) plan.

We currently employ 17 district managers, each of whom reports to one of three regional directors. These district managers oversee restaurant management in all phases of operation, as well as assist in opening new units. These district managers are eligible to participate in our cash bonus plan, and the three regional directors are eligible to participate in our cash bonus and stock incentive plans.

TRAINING

We strive to maintain quality and consistency in each of our units through the careful training and supervision of personnel and the establishment of, and adherence to, high standards of personnel performance, food and beverage preparation, guest service, and maintenance of facilities. We have implemented a training program that is designed to teach new managers the technical and supervisory skills necessary to direct the operations of our restaurants in a professional and profitable manner. Each manager must successfully complete a five-week training course, which includes hands-on experience in both the kitchen and dining areas of our restaurants. They are also required to study our operations manuals and to view videotapes relating to food and beverage handling (particularly food safety and sanitation), preparation and service. In addition, we maintain a continuing education program to provide our unit managers with ongoing training and support. We strive to maintain a team-oriented atmosphere and attempt to instill enthusiasm and dedication in our employees. We regularly solicit employee suggestions concerning how we can improve our operations in order to be responsive to both them and our guests.

QUALITY CONTROLS

Our emphasis on superior guest service is complemented by our quality control programs. We utilize an interactive voice response (IVR) and web-based guest feedback program to continually monitor our performance against guest expectations. We also seek out and respond to direct comments and questions from guests who utilize our toll-free guest comment line and the “contact us” page on our website. District managers are directly responsible for ensuring that guest comments are addressed appropriately to achieve a high level of guest satisfaction. Our Director of Food and Beverage is responsible for ensuring product consistency and quality among our restaurants.

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

PURCHASING

We strive to obtain consistent high-quality ingredients at competitive prices from reliable sources. To attain operating efficiencies and to provide fresh ingredients for our food products while obtaining the lowest possible ingredient prices for the required quality, employees at the corporate office control the purchase of food items from a variety of national, regional and local suppliers at negotiated prices. Most food, produce and other products are shipped from a central distributor directly to the units two to three times per week. We do not maintain a central food product warehouse or commissary. We do, however, maintain some products in third party warehouses for certain seafood items. Except for our contract with our central distributor, our contract with Coca-Cola North America FoodService, and several contracts ranging from six to 12 months for fish, chicken and some beef, we do not have any long-term contracts with our food suppliers. In the past, we have not experienced delays in receiving our food and beverage inventories, restaurant supplies or equipment.

COMPETITION

The restaurant industry is intensely competitive. There are many different segments within the restaurant industry that are distinguished by types of service, food types and price/value relationships. We position our restaurants in the high-quality, attractively priced, fast-casual Mexican food segment of the industry. In this segment, our direct competitors include, among others, Baja Fresh, La Salsa, Chipotle and Qdoba. We also compete indirectly with full-service Mexican restaurants including Chevy’s, On The Border, Chi Chi’s and El Torito and fast food restaurants, particularly those focused on Mexican food such as El Pollo Loco, Taco Bell and Del Taco. Competition in this industry segment is based primarily upon food quality, price, restaurant ambiance, service and location. Although we believe we compete favorably with respect to each of these factors, many of our direct and indirect competitors are well-established national, regional or local chains and have substantially greater financial, marketing, personnel and other resources. We also compete with many other retail establishments for site locations.

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

Our filings are also available through the SEC website, www.sec.gov, and at the SEC Public Reference Room at 100 F Street, NE Washington DC 20549. For more information about the SEC Public Reference Room, you can call the SEC at 1-800-SEC-0330.

MANAGEMENT

OUR EXECUTIVE OFFICERS

As of March 21, 2007 our executive officers are as follows:

NAME	AGE	POSITION WITH THE COMPANY
Dan Pittard	57	President and Chief Executive Officer
John Fuller	44	Chief Financial Officer
Lawrence Rusinko	46	Vice President of Marketing
Carl Arena	53	Vice President of Development
Gerry Leneweaver	60	Vice President of People Services

DAN PITTARD has been President and Chief Executive Officer and a member of our Board of Directors since August 2006. Mr. Pittard’s diverse background brings unique qualifications for leadership at Rubio’s. He has served in key executive positions at companies including McKinsey & Company, PepsiCo, Inc. and Amoco Corp. (now part of BP p.l.c.). Mr. Pittard served a wide range of clients as a partner at McKinsey & Company from 1980 to 1992, including consumer companies for whom he helped develop profitable growth strategies and build new organizational capabilities. During his tenure at PepsiCo, Inc. from 1992 to 1995, he held several senior executive positions including Senior Vice President, Operations for PepsiCo Foods International, and Senior Vice President and General Manager, New Ventures for Frito-Lay. In this latter position, he worked with Taco Bell Corp. to create retail products and introduce them into supermarkets. At Amoco Corp. from 1995 to 1998, he served as Group Vice President. As Group Vice President he had responsibility for several businesses with over $8 billion in revenues, including Amoco Corp.’s retail business that had 8,000 locations. During his tenure, he entered into a strategic alliance with McDonald’s Corporation to build joint locations. From 1998 to 1999, Mr. Pittard served as Senior Vice President, Strategy and Business Development for Gateway, Inc. In 1999, Mr. Pittard formed Pittard Investments LLC, and in 2004, he formed Pittard Partners LLC. Through these entities, Mr. Pittard has invested in and consulted for private companies. He served on the Board of Novatel Wireless, a publicly-traded company, from 2002-2004. Mr. Pittard graduated from the Georgia Institute of Technology with a B.S. degree in Industrial Management and received an M.B.A. from the Harvard Graduate School of Business Administration.

JOHN FULLER has been Chief Financial Officer since June 2003. Prior to joining Rubio’s in 2003, Mr. Fuller served as Corporate Controller of Del Taco from March 2002 until June 2003. Prior to that, Mr. Fuller served as Senior Vice President/CFO for Edwards Theaters from October 1998 until October 2001 and as Vice President/Controller of CKE Restaurants, Inc. from September 1994 until October 1998. Mr. Fuller is a certified public accountant and spent nine years with KPMG LLP in their Orange County audit department. Mr. Fuller holds a Bachelor of Arts degree in Economics from the University of California, Los Angeles.

LAWRENCE RUSINKO has been Vice President of Marketing since October 2005.  Prior to joining Rubio’s in 2005, Mr. Rusinko served as Senior Vice President of Marketing at Friendly’s, a family dining and ice cream concept, from July 2003 until May 2005. Prior to that, Mr. Rusinko served for over 8 years at Panera Bread as Director of Marketing from May 1995 until March 1997 and as Vice President of Marketing from April 1997 until July 2003, and spent 6 ½ years in various marketing positions of progressive responsibility at Taco Bell.  Mr. Rusinko holds a Bachelor of Science degree in Industrial Engineering from Northwestern University and an MBA from the J.L. Kellogg Graduate School of Management at Northwestern University.

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

GERRY LENEWEAVER has been Vice President of People Services since June 2005.  Prior to joining Rubio’s, Mr. Leneweaver led his own human resources consulting firm, AGL Associates, in Boston, most recently from February 2004 to May 2005.  Prior to that, Mr. Leneweaver served as Senior Vice President of Human Resources at American Hospitality Concepts, Inc (The Ground Round, Inc.) from May 1999 to February 2004.  He has also been in senior management roles at TGI Friday’s, Inc., The Limited, Inc., Atari, Inc., and PepsiCo, Inc. (Pizza Hut and Frito-Lay).  He holds a Bachelor of Science degree in Industrial Relations from LaSalle University in Philadelphia.

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

We and other companies in the food service industry face a variety of risks that may impact our business and results of operations. Our expected sales levels and earnings rely heavily on the acceptability and quality of the products we serve. If any variances are experienced with respect to the recognition of our brand, the acceptance of our promotions in the market, the effectiveness of our advertising campaigns or the ability to manage our ongoing operations, including the ability to absorb unexpected costs, we could fall short of our revenue and earnings expectations. Factors that could have a significant impact on earnings include:

•	labor costs for our hourly and management personnel, including increases in federal or state minimum wage requirements;
•	the cost, availability and quality of foods and beverages, particularly chicken, beef, fish, cheese and produce;
•	costs related to our leases;
•	impact of weather on revenues and costs of food;
•	timing of new restaurant openings and related expenses;
•	the cost of store closings;
•	the amount of sales contributed by new and existing restaurants;
•	our ability to achieve and sustain profitability on a quarterly or annual basis;
•	the ability of our marketing initiatives and operating improvement initiatives to increase sales;
•	negative publicity relating to food quality, illness, obesity, injury or other health concerns related to certain foods;
•	changes in consumer preferences, traffic patterns and demographics;
•	the type, number and location of existing or new competitors in the fast-casual restaurant industry;
•	insurance and utility costs; and
•	general economic conditions.

OUR CURRENT PLANS TO INCREASE OUR BRAND RECOGNITION COULD HAVE A MATERIAL ADVERSE IMPACT ON THE COMPANY.

We are working on a number of projects designed to improve the strength of our brand and increase sales. These projects include a restaurant re-image program for existing restaurants, and new menu items.

The implementation of these projects has capital costs and expenses associated with it. The recent re-imaging cost ranges from $65,000 to $75,000 per location. There is a risk that if these changes do not result in further increased sales, either through increased transactions or higher average check or both, there could be a material adverse impact on our company’s earnings. Also, the capital requirements of these projects could have an adverse material impact on our cash balances and long-term liquidity.

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

IF WE ARE NOT ABLE TO SUCCESSFULLY PURSUE OUR EXPANSION STRATEGY, OUR BUSINESS AND RESULTS OF OPERATIONS MAY BE ADVERSELY IMPACTED.

We currently plan to open 16 to 20 company-owned restaurants in 2007. None of the planned 2007 openings are outside California or Arizona. In addition, our three to five year expansion plan target is an annual growth rate of 10% to 15%. Our ability to successfully achieve our expansion strategy will depend on a variety of factors, many of which are beyond our control.

These factors include, among others:

•	our ability to operate our restaurants profitably;
•	our ability to respond effectively to the intense competition in the restaurant industry generally, and in the fast-casual restaurant industry segment;
•	our ability to locate suitable high-quality restaurant sites or negotiate acceptable lease terms;
•	our ability to obtain required local, state and federal governmental approvals and permits related to construction of the sites, and the sale of food and alcoholic beverages;
•	our dependence on contractors to construct new restaurants in a timely manner;
•	our ability to attract, train and retain qualified and experienced restaurant personnel and management; and
•	our need for additional capital and our ability to obtain such capital on favorable terms or at all.

If we are not able to successfully address these factors, we may not be able to expand at the rate contemplated and may have to adjust our expansion strategy, and our business and results of operations may be adversely impacted.

WE MAY NOT BE SUCCESSFUL IN FULLY IMPLEMENTING AND EXECUTING A FRANCHISE PROGRAM.

We started a franchise program by entering into agreements with three franchisee groups between 2001 and 2002. In April 2003, our relationship with one of the franchisee groups was terminated when the group defaulted on its franchise agreement and closed its franchised location. We re-opened this unit as a company-owned restaurant in May 2003, but subsequently closed it in December 2005. In September 2003, we agreed to acquire a franchisee’s location and then in December 2006 acquired their other restaurant and development territory. In addition, in June 2006, we acquired all 4 units owned by the third original franchise group. Currently we have one franchisee that has a five year, five unit development agreement for which they have opened their first unit in 2006 and plan to open their second unit in July 2007. Restaurant companies typically rely on franchise revenues as a significant source of revenues and potential for growth. The opening and success of our franchised restaurants depend on a number of factors, including availability of suitable sites, our ability to obtain acceptable lease or purchase terms for new locations, permitting and government regulatory compliance and our ability to meet construction schedules. The franchisees may not have all of the business abilities or access to financial resources necessary to open our restaurants or to successfully develop or operate our restaurants in their franchise areas in a manner consistent with our standards. Our inability to successfully execute our franchising program could adversely affect our business and results of operations.

IF THE AMOUNTS THAT WE HAVE ACCRUED IN CONNECTION WITH THE CLOSURE OF SELECTED STORES ARE INADEQUATE OR WE CLOSE MORE STORES THAN ANTICIPATED, WE MAY EXPERIENCE ADVERSE EFFECTS ON OUR EARNINGS EXPECTATIONS.

Our accruals for expenses related to store closures are estimates. Estimates are inherently uncertain, and actual results may deviate, perhaps substantially, from our estimates as a result of the many risks and uncertainties affecting our business, including, but not limited to, those set forth in these risk factors. The amounts we have recorded for store closures are based on our current assessments of the conditions of these locations. The market for, and physical condition of, these locations may change in the future and materially affect our future earnings. We review these accruals on a quarterly basis and may make adjustments that have a material positive or negative impact on our future earnings.

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

THE RESTAURANT INDUSTRY IS INTENSELY COMPETITIVE AND WE MAY NOT HAVE THE RESOURCES TO COMPETE ADEQUATELY.

The restaurant industry is intensely competitive. There are many different segments within the restaurant industry that are distinguished by types of service, food types and price/value relationships. We position our restaurants in the high-quality, fast casual Mexican restaurant segment of the industry. In this segment, our direct competitors include, among others, Baja Fresh, La Salsa, Chipotle and Qdoba. We also compete indirectly with full-service Mexican restaurants including Chevy’s, On The Border, Chi Chi’s and El Torito and fast food restaurants, particularly those focused on Mexican food such as El Pollo Loco, Taco Bell and Del Taco. Competition in our industry segment is based primarily upon food quality, price, restaurant ambiance, service and location. Many of our direct and indirect competitors are well-established national, regional or local chains and have substantially greater financial, marketing, personnel and other resources than we do. We also compete with many other retail establishments for site locations. If we are unable to compete effectively in our industry segment, our business and operations will be adversely affected.

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

VARIOUS GOVERNMENT REGULATIONS MAY IMPACT OUR BUSINESS.

The restaurant industry is subject to licensing and regulation by state and local health, sanitation, safety, fire and other authorities, including licensing requirements and regulations related to the preparation and sale of food and the sale of alcoholic beverages, as well as laws governing our relationships with employees. See “Labor and Employment Laws and Regulations May Impact our Business” below. The inability to obtain or maintain such licenses or to comply with applicable regulations could adversely affect our results of operations. We are also subject to federal regulation and certain state laws, governing the offer and sale of franchises. Many state franchise laws impose substantive requirements on franchise agreements, including limitations on non-competition provisions and on provisions concerning the termination or non-renewal of a franchise. The failure to obtain or retain licenses or approvals to sell franchises could adversely affect us and our franchisees. Changes in, and the cost of compliance with, government regulations could also have a material adverse effect on our operations.

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

Furthermore, our independent registered public accounting firm may be required to attest to whether our assessment of the effectiveness of our internal control over financial reporting is fairly stated in all material respects, and separately report on whether it believes we maintained effective internal control over financial reporting. We have in the past discovered, and may in the future discover, areas of internal controls that need improvement. We may be required to obtain the auditor attestment as early as the annual report on Form 10-K for our fiscal year ending December 30, 2007.

LABOR AND EMPLOYMENT LAWS AND REGULATIONS, PARTICULARLY STATE MINIMUM WAGE LAWS, MAY IMPACT OUR BUSINESS.

A substantial number of our employees are subject to various federal and state minimum wage requirements. Many of our employees work in restaurants located in California and receive salaries equal to or slightly greater than the California minimum wage. California’s current hourly minimum wage is $7.50. Any increase in the hourly minimum wage in California or other states or jurisdictions where we do business may increase the cost of labor and reduce our profitability.

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

As of March 21, 2007, all but five of our existing restaurants are located in the western region of the United States. Accordingly, we are susceptible to fluctuations in our business caused by adverse economic or other conditions in this region, including natural disasters, terrorist activities or similar events. Our significant investment in, and long-term commitment to, each of our units limits our ability to respond quickly or effectively to changes in local competitive conditions or other changes that could affect our operations. In addition, some of our competitors have many more units than we do. Consequently, adverse economic or other conditions in a region, a decline in the profitability of several existing units or the introduction of several unsuccessful new units in a geographic area, could have a more significant effect on our results of operations than would be the case for a company with a larger number of restaurants or with more geographically dispersed restaurants.

WE MAY NOT RECEIVE FINAL COURT APPROVAL FOR THE PROPOSED SETTLEMENT OF THE CONSOLIDATED CLASS ACTION LAWSUITS FILED AGAINST US RELATED TO CALIFORNIA EXEMPT EMPLOYEE LAWS, AND IF WE ARE REQUIRED TO CONTINUE LITIGATION, OUR BUSINESS MAY BE HARMED.

During 2001, two similar class action lawsuits were filed against us. These lawsuits were consolidated into one action. The consolidated action involves the issue of whether current and former employees in the general manager and assistant manager positions who worked in our California restaurants during specified time periods were misclassified as exempt and deprived of overtime pay. The consolidated complaint also asserts claims for alleged missed meal and rest breaks. In addition to unpaid overtime, these cases seek to recover waiting time penalties, interest, attorneys’ fees and other types of relief on behalf of the current and former employees that these former employees purport to represent. On March 19, 2007, we entered into a settlement agreement with the class action representatives to settle the consolidated action. Although we deny the allegations underlying the consolidated action, we have agreed to the proposed settlement to avoid significant legal fees, other expenses and management time that would have to be devoted to pursue a victory in litigation. The settlement, which is subject to final documentation and court approval, provides for a settlement payment of $7.5 million in the aggregate (including attorneys’ fees and costs, fees for administering the settlement and any employer taxes). Under the settlement agreement, the parties have agreed to cooperate to obtain court approval of the settlement. The court granted preliminary approval of the settlement on March 23, 2007, and the parties expect the court will make its final decision in mid-2007. The settlement agreement will become effective and binding on the parties only if approved by the court. We can not assure you that the court will approve the settlement on the terms set forth in the settlement agreement, or at all. If the court does not approve the settlement, we intend to continue to vigorously defend against the consolidated action. Regardless of merit or eventual outcome, this consolidation action may result in the expenditure of a significant amount of cash on legal fees, expenses, payment of settlements or damages. Further, this action may divert our management team’s time and attention from our business and operations.

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

WE MAY INCUR SIGNIFICANT REAL ESTATE RELATED COSTS AND LIABILITIES WHICH COULD ADVERSELY AFFECT OUR FINANCIAL CONDITION.

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

SALES BY OUR EXISTING STOCKHOLDERS OF A LARGE NUMBER OF SHARES OF OUR COMMON STOCK COULD CAUSE OUR STOCK PRICE TO DECLINE.

The Company has a limited number of institutional stockholders, each of whom holds more than 5% of the Company’s outstanding stock. The market price of our common stock could decline as a result of sales by one of these stockholders of a large number of shares of our common stock in the market or the perception that such sales could occur. These sales also might make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate.

THE INTERESTS OF OUR CONTROLLING STOCKHOLDERS MAY CONFLICT WITH YOUR INTERESTS.

As of March 21, 2007, our executive officers, directors and entities affiliated with them, in the aggregate, beneficially own approximately 30.5% of our outstanding common stock. These stockholders may be able to influence the outcome of matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may also have the effect of delaying or preventing a change in control of our Company and could also depress our stock price.

Item 1B. UNRESOLVED STAFF COMMENTS

None.

Item 2. PROPERTIES

Our corporate headquarters, consisting of approximately 16,500 square feet, are located in Carlsbad, California. The principal executive offices of our wholly-owned subsidiary, Rubio’s Restaurants of Nevada, Inc. are also located in Carlsbad, California. We occupy our headquarters under a lease that was extended until March 31, 2011, with options to extend the lease for an additional eight years. We lease each of our restaurant facilities with the exception of one unit in El Cajon, California where we own the building but lease the land. The majority of our leases are for 10-year terms and include options to extend the terms. The majority of the leases also include both fixed rate and percentage-of-sales rent provisions.

Item 3. LEGAL PROCEEDINGS

During 2001, two similar class action lawsuits were filed against us. The lawsuits were eventually consolidated into one action. The consolidated action involves the issue of whether current and former employees in the general manager and assistant manager positions who worked in our California restaurants during specified time periods were misclassified as exempt and deprived of overtime pay. The consolidated complaint also asserts claims for alleged missed meal and rest breaks. In addition to unpaid overtime, these cases seek to recover waiting time penalties, interest, attorneys’ fees and other types of relief on behalf of the current and former employees that these former employees purport to represent.

On March 19, 2007, we entered into a settlement agreement with the class action representatives to settle the consolidated action. Although we deny the allegations underlying the consolidated action, we have agreed to the proposed settlement to avoid significant legal fees, other expenses and management time that would have to be devoted to pursue a victory in litigation. The settlement, which received preliminary court approval on March 23, 2007, however, is subject to final documentation and court approval, provides for a settlement payment of $7.5 million in the aggregate (including attorneys’ fees and costs, fees for administering the settlement and any employer taxes). Under the settlement agreement, the parties have agreed to cooperate to obtain court approval of the settlement. The parties expect that the court will hold a preliminary hearing on the approval of the settlement in late March 2007, and the parties expect the court will make its final decision in mid-2007. The settlement agreement will become effective and binding on the parties only if approved by the court. We can not assure you that the court will approve the settlement on the terms set forth in the settlement agreement, or at all. If the court does not approve the settlement, we intend to continue to vigorously defend against the consolidated action.

We are not aware of any other litigation that we believe could have a material adverse effect on our financial position, results of operations or business.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of our stockholders during the quarter ended December 31, 2006.

PART II

Item 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information for Common Stock

Our common stock is listed on the NASDAQ Global Market under the symbol “RUBO.” Our common stock began trading on May 21, 1999. The closing sales price of our common stock as reported on Nasdaq on March 21, 2007 was $10.00. As of March 21, 2007, there were approximately 4,235 beneficial holders of our common stock, including 324 holders of record.

The following table sets forth, for the periods indicated, the high and low sales prices for our common stock for each quarter of our two most recent fiscal years, as regularly reported on NASDAQ. Such quotations represent inter-dealer prices without retail markup, markdown or commission and may not necessarily represent actual transactions.

	High	Low
2005:
First Quarter	$12.48	$9.66
Second Quarter	$10.40	$8.15
Third Quarter	$10.59	$8.51
Fourth Quarter	$9.59	$8.12
2006:
First Quarter	$8.28	10.22
Second Quarter	$7.08	8.75
Third Quarter	$8.50	9.69
Fourth Quarter	$8.80	10.50

Dividend Policy

Since our initial public offering in May 1999, we have not declared or paid any cash dividends on our common stock. We currently intend to retain all earnings for the operation and expansion of our business and do not intend to pay any cash dividends in the foreseeable future.

Stock Performance Graph

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Rubio's Restaurants, Inc., The S & P 500 Index
And The S & P Restaurants Index

$400
$350
$300
$250
$200
$150
$100
$50
$0
12/01
12/02
12/03
12/04
12/05
12/06
Rubio's Restaurants, Inc.
S & P 500
S & P Restaurants

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities

There were no repurchases during the fourth quarter of 2006.

Item 6. SELECTED CONSOLIDATED FINANCIAL DATA

Our fiscal year is 52 or 53 weeks, ending the last Sunday in December. Fiscal 2006 includes 53 weeks. Fiscal 2005, 2004, 2003, and 2002 include 52 weeks.

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

	Fiscal Years
	2006	2005	2004	2003	2002
	(in thousands, except per share data)
CONSOLIDATED STATEMENTS OF OPERATIONS DATA:
Restaurant sales	$151,995	$140,496	$137,197	$124,786	$119,310
Franchise and licensing revenues	273	261	203	204	253
Total revenues	152,268	140,757	137,400	124,990	119,563
Costs and expenses:
Cost of sales	42,079	37,997	37,426	36,052	32,580
Restaurant labor	48,472	45,801	44,791	42,355	38,844
Restaurant occupancy and other	35,987	33,732	31,438	30,471	27,976
General and administrative expenses	23,429	15,844	11,412	10,315	9,625
Depreciation and amortization	8,215	7,764	7,322	6,993	6,525
Pre-opening expenses	537	147	218	488	277
Asset impairment and store closure expense (reversal)	(405)	275	(10)	2,071	(811)
Loss on disposal/sale of property	281	520	39	233	248
Total costs and expenses	158,595	142,080	132,636	128,978	115,264
Operating income (loss)	(6,327)	(1,323)	4,764	(3,988)	4,299
Other income (expense), net	482	444	154	(6)	(14)
Income (loss) before income taxes	(5,845)	(879)	4,918	(3,994)	4,285
Income tax (expense) benefit	2,384	651	(1,878)	1,569	(1,706)
Net income (loss)	$(3,461)	$(228)	$3,040	$(2,425)	$2,579

Net income (loss) per share
Basic	$(0.36)	$(0.02)	$0.33	$(0.27)	$0.29
Diluted	(0.36)	(0.02)	0.32	(0.27)	0.28
Shares used in calculating net income (loss) per share
Basic	9,592	9,378	9,135	9,093	9,017
Diluted	9,592	9,378	9,388	9,093	9,137

SELECTED OPERATING DATA:
Percentage change in comparable store sales (1)	2.0%	1.2%	4.3%	1.8%	1.6%
Percentage change in number of transactions (2)	(1.0%)	0.2%	4.0%	(3.1%)	(0.2%)
Percentage change in price per transaction (3)	3.0%	1.0%	0.3%	5.1%	1.8%

	Fiscal Years
	2006	2005	2004	2003	2002
CONSOLIDATED BALANCE SHEET DATA:
Cash and cash equivalents	$9,946	$8,022	$7,315	$6,483	$8,578
Total assets	67,505	58,591	57,188	52,306	51,506
Long-term debt, including current portion	—	—	—	—	1,000
Total stockholders’ equity	40,502	40,965	39,740	35,150	37,319

(1)
Comparable store sales are computed on a daily basis, and then aggregated to determine comparable store sales on a quarterly or annual basis. A restaurant is included in this computation after it has been open for 15 months. As a result, a restaurant may be included in this computation for only a portion of a given quarter or year.

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

OVERVIEW

We opened our first restaurant under the name “Rubio’s, Home of the Fish Taco” in 1983. As of March 21, 2007, we have grown to 166 restaurants, including 162 Company-operated, three licensed locations and one franchised location. We position our restaurants in the high-quality, fresh and distinctive fast-casual Mexican cuisine segment of the restaurant industry. Our business strategy is to become a leading brand in this industry segment.

During 2006, we continued to focus on ways to improve our economic model. We believe that shifting our focus to great taste rather than price and increasing the price of our combo meals were two key drivers for our sales growth during the fourth quarter. In addition, we priced our promotional events at higher points and provided our guests with more food and sides than before. We also invested in research to better understand our guests’ needs and how we compare to our competition. We have commenced a number of additional initiatives with the goal to improve to go orders and catering from a guest convenience view point as well as multiple in-restaurant programs to improve overall service and satisfaction.

Our 2006 average unit volume, which includes stores open for at least 12 months, increased from $957,000 to $980,000 due to an increase in comparable store sales of 2.0% and the closure of one underperforming unit. We opened nine new restaurants in 2006 and plan to open 16 to 20 new restaurants in 2007, with an annual growth rate of 10% to 15% per year for the next three to five years. All of the new openings in 2006 have the new décor that was developed during 2005 and was the basis for our system wide re-image program. The majority of these restaurants are outperforming their district peers for average weekly sales.

On the cost and expense side of our economic model, we are experiencing increases in cost of sales. The demand for seafood is ahead of the short-term supply driving up this cost. In addition, we have increased serving sizes to improve the value proposition. The recent changes in strategy have allowed us to experience higher sales which in turn is allowing us to better leverage some of our fixed costs in labor and occupancy.

General and administrative costs increased significantly in 2006 primarily due to the settlement of our class action lawsuit. We have added head count to allow us to execute our development plans as well as to better support our restaurants through hiring, developing and training our new team members. As we continue to add new restaurants, and combined with the elimination of significant litigation defense costs (approximately $1.0 million in 2006 and 2005), we will be able to leverage our general and administrative costs at a better rate than we have historically.

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

SHARE-BASED COMPENSATION - The Company accounts for share-based compensation in accordance with SFAS 123R. Under the provisions of SFAS 123R, share-based compensation cost is estimated at the grant date based on the award’s fair-value as calculated by an option pricing model and is recognized as expense on a straight-line basis over the requisite service period. The option pricing models require various highly judgmental assumptions including volatility, forfeiture rates, and expected option life. If any of the assumptions used in the model change significantly, share-based compensation expense may differ materially in the future from that recorded in the current period.

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

We make decisions to close stores based on their cash flows and anticipated future profitability. We record losses associated with the closure of a restaurant at the time the unit is closed. These store closure charges primarily represent a liability for the future lease obligations after the closure dates, net of estimated sublease income, if any. The amount of our store closure liability, and related store closure charges, may decrease if we are successful in either terminating a lease early or obtaining a more favorable sublease, and may increase if any of our sublessee’s default on their leases.

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

PROPERTY - Property is stated at cost. A variety of costs are incurred in the leasing and construction of restaurant facilities. The costs of buildings under development include specifically identifiable costs. The capitalized costs include development costs, construction costs, salaries and related costs, and other costs incurred during the acquisition or construction stage. Salaries and related costs capitalized totaled $81,000, $51,000, and $61,000 for fiscal years 2006, 2005, and 2004, respectively. Depreciation and amortization of buildings, leasehold improvements, and equipment are computed using the straight-line method over the shorter of the estimated useful lives of the assets or the initial lease term for certain leased properties (buildings and improvements range from 1 to 20 years, and equipment 3 to 7 years). For leases with renewal periods at the Company’s option, the Company generally uses the original lease term, excluding renewal option periods to determine useful lives; if failure to exercise a renewal option imposes an economic penalty to the Company, management may determine at the inception of the lease that renewal is reasonably assured and include the renewal option period in the determination of appropriate estimated useful lives. The Company’s policy requires lease term consistency when calculating the depreciation period, in classifying the lease, and in computing straight-line rent expense.

SELF-INSURANCE LIABILITIES - We are self-insured for a portion of our workers’ compensation insurance program. Maximum self-insured retention, including defense costs per occurrence was $350,000 during each of our claim years ended October 31, 2006, 2005, and 2004. We account for insurance liabilities based on independent actuarial estimates of the amount of loss incurred. These estimates rely on actuarial observations of industry-wide and Rubio’s specific historical claim loss development. Our actual loss development may be better or worse than the development estimated by the actuary. In that event, we will modify the accrual, and our operating expenses will increase or decrease accordingly. Consistent with trends the restaurant industry has experienced in recent years, particularly in California where claim loss trends are among the highest in the country, workers’ compensation liability premiums continue to increase.

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

RESULTS OF OPERATIONS

All comparisons under this heading between fiscal 2006, 2005, and 2004 refer to the 53-week period ended December 31, 2006 and the 52-week periods ended December 25, 2005, and December 26, 2004.

The following table sets forth our operating results, expressed as a percentage of total revenues, with respect to certain items included in our consolidated statements of operations.

	Fiscal Year Ended
	December 31, 2006	December 25, 2005	December 26, 2004
Total revenues	100.0%	100.0%	100.0%
Costs and expenses:
Cost of sales (1)	27.7	27.0	27.3
Restaurant labor (1)	31.9	32.6	32.6
Restaurant occupancy and other (1)	23.7	24.0	22.9
General and administrative expenses	15.4	11.3	8.3
Depreciation and amortization	5.4	5.5	5.3
Pre-opening expenses	0.4	0.1	0.2
Asset impairment and store closure expense (reversal)	(0.3)	0.2	0.0
Loss on disposal/sale of property	0.2	0.4	0.0
Operating income (loss)	(4.2)	(0.9)	3.5
Other income (expense), net	0.3	0.3	0.1
Income (loss) before income taxes	(3.8)	(0.6)	3.6
Income tax (expense) benefit	1.6	0.5	(1.4)
Net income (loss)	(2.3)%	(0.2)%	2.2%

(1)	As a percentage of restaurant sales

The following table summarizes the number of restaurants:

	December 31, 2006	December 25, 2005	December 26, 2004
Company-operated	162	149	146
Franchised and Licensed Locations	4	8	8
Total	166	157	154

Revenues

Total revenues were $152.3 million, $140.8 million, and $137.4 million in fiscal 2006, 2005 and 2004, respectively. The increase in revenues in fiscal 2006 as compared with fiscal 2005 resulted from several factors: first, we opened nine new stores in fiscal 2006 which contributed sales of $2.7 million; second, stores opened before fiscal 2006 but not yet in our comparable store base contributed sales of $2.7 million; third, we acquired five franchise locations during fiscal 2006 which contributed $1.5 million; and fourth, comparable store sales contributed $5.4 million. Of the $5.4 million increase attributable to comparable store sales, $2.9 million was due to the one extra week in fiscal 2006 as compared to fiscal 2005. This increase was offset by a decrease of $0.8 million in sales from one store that closed in the fourth quarter of fiscal 2005 and two stores that closed during the third quarter of fiscal year 2006. Units enter the comparable store base after 15 full months of operation. The increase in comparable store sales in fiscal 2006 from fiscal 2005 was primarily due to a 3.0% increase in the average check amount, which was offset by a 1% decrease in the number of transactions. Comparable store sales increased 2.0% in comparison to prior year. The Company’s average unit volume was $980,000 compared to $957,000 in fiscal 2005 and $942,000 in fiscal 2004. The increase in revenues in fiscal 2005 as compared with fiscal 2004 was primarily due to sales of $1.2 million from our four store openings, $1.1 million from stores opened before fiscal 2005 but not yet in our comparable store base and an increase in comparable store sales of $1.7 million. This increase was offset by a decrease of $0.6 million in sales from the one store that closed in the fourth quarter of fiscal 2004. The increase in comparable stores sales in fiscal 2005 from fiscal 2004 was primarily due to a 1% increase in the average check amount, along with a 0.2% increase in the number of transactions.

Costs and Expenses

Cost of sales increased to $42.1 million in fiscal 2006, from $38.0 million in fiscal 2005 and $37.4 million in fiscal 2004, due primarily to an increase in the number of company-operated restaurants and one additional week in the 2006 fiscal year. As a percentage of restaurant sales, cost of sales increased to 27.7% in fiscal 2006, as compared with 27.0% in fiscal 2005 and 27.3% in 2004. The percentage increase in fiscal 2006 as compared with fiscal 2005 is a direct result of higher seafood costs and transitioning our stores from pre-cut fish purchases to a pre-battered fish product during early 2006. Branding initiatives such as increased fish portions and enhanced flavors have also impacted the cost of some of the premium products. These cost increases were partially offset by lower produce costs, primarily avocados. Fiscal 2005 percentage improvements were driven by operational efficiencies and a decrease in the cost of chicken.

Restaurant labor costs increased to $48.5 million in fiscal 2006 from $45.8 million in fiscal 2005 and $44.8 million in fiscal 2004. As a percentage of restaurant sales, these costs decreased to 31.9% in fiscal 2006 compared to 32.6% in fiscal 2005 and fiscal 2004. This decrease is primarily the result of our ability to leverage our costs with the increase in revenues, lower workers’ compensation expenses, and less labor required due to the switch to the pre-battered fish product.

Restaurant occupancy and other costs increased to $36.0 million in fiscal 2006, from $33.7 million in fiscal 2005 and $31.4 million in fiscal 2004. As a percentage of restaurant sales, these costs decreased to 23.7% in fiscal 2006 from 24.0% in fiscal 2005 and increased from 22.9% in fiscal 2004. This decrease in fiscal 2006 from 2005 is primarily the result of our ability to leverage our costs with the increase in revenues and the decision to focus advertising spend in the Los Angeles market during the fourth quarter to a local marketing approach versus more expensive radio spots. The increase in fiscal 2005 from fiscal 2004 is primarily the result of increased advertising, higher credit card usage costs, delivery fees due to higher usage as a percentage of restaurant sales, utilities, non-recurring expenses in common area maintenance and property taxes.

General and administrative expenses increased to $23.4 million in fiscal 2006, from $15.8 million in fiscal 2005 and $11.4 million in fiscal 2004. As a percentage of revenue, these costs were 15.4% in fiscal 2006, 11.3% in fiscal 2005 and 8.3% in fiscal 2004. The primary driver of this increase was the accrual of approximately $8.0 million for the settlement of the class action wage and hour lawsuit and related costs. In addition, we also expensed approximately $1.0 million in legal fees related to this class action lawsuit. We have added personnel to support our development and re-imaging program and marketing efforts. Lastly, the 2006 adoption of SFAS 123R for stock based compensation accounted for $600,000 of the increase. Fiscal 2005‘s increase in operating expenses were a result of large operating expenses outside of our normal restaurant operations support. Legal and professional fees for previous years consolidated financial statement restatements, Sarbanes Oxley Section 404 compliance efforts and on going litigation defense amounted to $1.1 million for the first three quarters of the fiscal year. In the fourth quarter of 2005, an additional $2.6 million was recorded related to executive separation of $200,000 severance and $562,000 revaluation of stock options; legal fees and lobster lawsuit settlement costs of $553,000; other legal and professional fees of $631,000; executive search and relocation expenses of $404,000 and other miscellaneous expenses of $250,000.

Depreciation and amortization increased to $8.2 million in fiscal 2006, from $7.8 million in fiscal 2005 and $7.3 million in fiscal 2004. This increase was primarily due to the additional depreciation on the new restaurants added in 2006 and 2005 as well as with the restaurant re-imaging program. Fiscal 2006 also has one additional week as compared to fiscal 2005 and fiscal 2004.

Pre-opening expenses increased to $537,000 in fiscal 2006, from $147,000 in fiscal 2005 and $218,000 in fiscal 2004. During fiscal 2006, we opened nine restaurants compared to five during fiscal 2005 and six during fiscal 2004. Pre-opening costs in 2006 also increased from prior years as we now open our restaurants with a very specific local marketing plan that costs approximately $15,000 per location. Costs were lower in fiscal 2005 due in part to the fact that one of the restaurants opened in fiscal 2005 was a replacement unit, and, as such, training costs were minimal.

Asset impairment and store closure expense (reversal) was comprised of a $405,000 reversal in fiscal 2006, as compared to a $275,000 charge in fiscal 2005, and compared with a net reversal of $10,000, during fiscal 2004. In the second quarter of 2006, a store closure reversal of $247,000 was recorded, $223,000 of which was due to the Company entering into a new sublease agreement at its Portland, Oregon location. An additional reversal of $24,000 was recorded in the second quarter of 2006. During the fourth quarter of 2006, the Company reversed $158,000 of the store closure accrual due to a sub-tenant occupying its space longer than anticipated at the signing of the sub-lease. The $275,000 charge during fiscal 2005 was the net effect of a charge to impairment of $288,000, for the closure of the Portland, Oregon restaurant, combined with a reversal to store closure of $13,000 based on the recalculation of the closed store accrual for a Phoenix, Arizona restaurant. The $10,000 reversal in fiscal 2004 was the net effect of a $46,000 increase to reflect additional expenses incurred to final a suitable sublessee, combined with a $56,000 reversal to reflect additional sublease income received.

Other income increased to $482,000 in fiscal 2006, compared to $444,000 in fiscal 2005 and $154,000 in fiscal 2004. Although our total cash and cash equivalents, short-term investments and long-term investments have decreased in each of the past three years, the interest and investment income has increased year over year due to rising interest rates. Fiscal 2006 also has one additional week of interest and investment income as compared to fiscal 2005 and fiscal 2004.

The provision for income taxes for fiscal 2006, 2005, and 2004 is based on the approximate annual effective tax rate applied to the respective period’s pretax book income or loss. Our fiscal 2006 annual income tax benefit rate of 40.8% consisted of our statutory blended federal and state income tax rate applied against our pretax book loss and increased by the benefit of federal and California targeted employment tax credits that were claimed. During fiscal 2005, we reduced our fiscal 2005 projected annual rate due to our tax planning initiatives. The 74.1% tax benefit applied to fiscal 2005 comprises the federal and state statutory rate benefit, increased by additional benefit for 2005 federal and California targeted employment tax credits, tax-exempt interest and for prior year California targeted employment tax credits and Alternative Minimum Tax credits benefited during 2005.  The 38.2% tax rate applied to fiscal 2004 consisted of the federal and state statutory rates adjusted for benefits associated with federal employment tax credits and tax-exempt interest.

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

INFLATION

Components of our operations subject to inflation include food, beverage, lease, utility, labor and insurance costs. Substantial increases in costs and expenses, particularly food, supplies, labor, and operating expenses could have a significant impact on our operating results to the extent that such increases cannot be passed along to our guests. Our leases require us to pay taxes, maintenance, repairs, insurance and utilities, all of which are subject to inflationary increases. We believe inflation with respect to insurance and utility expenses has had a material impact on our results of operations in 2006, 2005 and 2004.

LIQUIDITY AND CAPITAL RESOURCES

Since we became public in 1999, we have funded our capital requirements through bank debt and cash flows from operations. We generated $10.9 million in cash flows from operating activities in fiscal 2006, $5.1 million in fiscal 2005, and $11.7 million in fiscal 2004.

Net cash used in investing activities was $11.5 million in fiscal 2006, compared to $5.3 million in fiscal 2005 and $12.0 million in fiscal 2004. Net cash used in investing activities in fiscal 2006 included $14.0 million in capital expenditures, $1.1 used to reacquire franchised locations, and $3.1 million in purchases of investments, offset by $18,000 in proceeds received from the sale of property and $6.8 million in proceeds received from the maturities of investments. The increase in capital expenditures in 2006 as compared to 2005 and 2004 was primarily due to the previously mentioned increase in new store openings, as well as our re-imaging program. During

2006, we re-imaged 75 of our restaurants, as compared to 27 in 2005 and none in 2004. Net cash used in investing activities in fiscal 2005 included $7.3 million in capital expenditures and $5.2 million in purchases of investments, partially offset by $7.2 million in proceeds received from the maturities of investments. Net cash used in investing activities in fiscal 2004 included $6.6 million in capital expenditures and $9.7 million in purchases of investments, partially offset by $4.3 million in proceeds received from the maturities of investments.

Net cash provided by financing activities was $2.5 million in fiscal 2006 compared to $893,000 and $1.1 million in fiscal 2005 and 2004, respectively. Net cash provided by financing activities during fiscal 2006 consisted of proceeds received from exercises of common stock options of $2.4 million and excess tax benefits from shared-based compensation of $121,000million. Net cash provided by financing activities in fiscal 2005 and 2004 consisted of proceeds received from exercises of common stock options.

In 2003, the Company obtained a letter of credit in the amount of $2.0 million related to the Company’s workers’ compensation insurance policy. The letter of credit is subject to automatic one year extensions from the expiration date and thereafter, unless notification is made prior to the expiration date. In December 2004, this letter of credit was increased to $2.9 million. The letter of credit was extended in October 2004, October 2005, and again in October 2006. The Company was also required, under the terms of the letters of credit, to pledge collateral of $3.0 million in 2006, and $3.7 million in 2005.

We currently expect total capital expenditures in 2007 to be approximately $13 million to $15 million for restaurant openings, restaurant re-imaging, maintenance, and for corporate and information technology. We currently expect that future locations will generally cost between $525,000 and $575,000 per unit, excluding pre-opening expenses. Some units may exceed this range due to the area in which they are built and the specific requirements of the project. Pre-opening expenses are expected to average between $55,000 and $65,000 per restaurant, which includes approximately $20,000 to $30,000 of non-cash rent expense during the build-out period.

We believe that the anticipated cash flows from operations combined with our cash and cash equivalents of $9.9 million as of December 31, 2006 will be sufficient to satisfy our working capital needs, capital expenditure requirements and class action settlement obligations for the foreseeable future. Changes in our operating plans, changes in our expansion plans, lower than anticipated sales, increased expenses, potential acquisitions or other events may cause us to seek additional or alternative financing sooner than anticipated. Additional or alternative financing may not be available on acceptable terms, or at all. Failure to obtain additional or alternative financing as needed could have a material adverse effect on our business and results of operations.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

The following represents a comprehensive list of our contractual obligations and commitments as of December 31, 2006:

	Payments Due by Period (in thousands)
	Total	Less than 1 year	1 - 3 years	3 - 5 years	After 5 years
Company-operated retail locations and other operating leases	$61,928	$13,509	$23,855	$13,887	$10,677
Settlement of class action lawsuit	7,500	2,500	2,500	2,500	—
	$69,428	$16,009	$26,355	$16,387	$10,677

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with the FASB’s Statement No. 109, “Accounting for Income Taxes” (“FAS 109”). FIN 48 provides guidance on the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. We expect the adoption of this standard will not have a material impact on our financial position, results of operations or cash flows, however, we are still in the process of evaluating the potential impact, if any.

In June 2006, the FASB ratified the consensuses of Emerging Issues Task Force (“EITF”) Issue No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation)” (“EITF 06-3”). EITF 06-3 indicates that the statement of operations presentation on either a gross basis or a net basis of the taxes within the scope of the Issue is an accounting policy decision. Our accounting policy is to present the taxes within the scope of EITF 06-3 on a net basis. The guidance is effective for interim and annual periods beginning after December 15, 2006.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measures" ("SFAS 157"). SFAS 157 defines fair value, establishes a framework for measuring fair value and enhances disclosures about fair value measures required under other accounting pronouncements, but does not change existing guidance as to whether or not an instrument is carried at fair value. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, the year beginning December 30, 2007 for the Company. The adoption of this standard will not have a material impact on our consolidated financial statements.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our market risk exposures are related to our cash, cash equivalents and investments. We invest our excess cash in highly liquid short-term investments primarily with maturities of less than one year. The portfolio consists primarily of certificates of deposit and money market accounts. As of December 31, 2006, we had no investments with maturities in excess of one year. These investments are not held for trading or other speculative purposes. Changes in interest rates affect the investment income we earn on our investments and, therefore, impact our cash flows and results of operations. Due to the types of our investments and debt instruments, a 10% change in period-end interest rates or a hypothetical 100 basis point adverse change in interest rates would not have a significant negative effect on our financial results.

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

Item 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our consolidated financial statements as of December 31, 2006 and December 25, 2005, and for each of the three fiscal years in the period ended December 31, 2006 and the report of our independent registered public accountant thereon are included elsewhere in this report. Supplementary unaudited quarterly financial data for fiscal 2006 and 2005 are included in this report on page F-22.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable

Item 9A. CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures:

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting:

During the quarter ending December 31, 2006, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. OTHER INFORMATION

Not applicable

Item 10. DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item relating to our directors and our corporate governance is incorporated herein by reference to our definitive proxy statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2007 annual meeting of stockholders. The information required by this Item relating to our executive officers is included in Item 1, “Our Executive Officers.”

Item 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to our definitive proxy statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2007 annual meeting of stockholders.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference to our definitive proxy statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2007 annual meeting of stockholders.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference to our definitive proxy statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2007 annual meeting of stockholders.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference to our definitive proxy statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2007 annual meeting of stockholders.

PART IV

Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Documents filed as part of the report:

(1)	Financial Statements. See index to financial statements on page F-1 for a list of the financial statements being filed herein.

(2)	Financial Statement Schedules. All schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or other notes thereto.

(3)	Exhibits. See Exhibits below for all Exhibits being filed or incorporated by reference herein.

Number	Description
3.1(11)	Third Amended and Restated Certificate of Incorporation.
3.2(1)	Restated Bylaws (Exhibit 3.4).
3.4(4)	Certificate of Amendment of the Bylaws (Exhibit 3.4).
4.1(1)	Specimen common stock certificate (Exhibit 4.1).
10.1(1)	Amended and Restated Investors’ Rights Agreement, dated November 19, 1997 (Exhibit 10.7).
10.2(1)	Amendment No. 1 to the Amended and Restated Investors’ Rights Agreement, dated December 31, 1997 (Exhibit 10.8).
10.3(1)	Amendment No. 2 to the Amended and Restated Investor’s Rights Agreement, dated May 1998 (Exhibit 10.9).
10.4 (11)	Investors’ Rights Agreement Standstill and Extension Agreement between us and Rosewood Capital, L.P. dated March 12, 2004 (Exhibit 10.4).
10.5 (10)	Investors’ Rights Agreement Standstill and Extension Agreement between us and Ralph Rubio, dated April 29, 2004 (Exhibit 10.1).
10.6 (12)	Investors’ Rights Agreement Standstill and Extension Agreement between us and Rosewood Capital, L.P. dated July 28, 2005 (Exhibit 10.1).
10.7 (12)	Investors’ Rights Agreement Standstill and Extension Agreement between us and Ralph Rubio, dated July 28, 2005 (Exhibit 10.2).
10.8(1)	Lease Agreement between us and Macro Plaza Enterprises, dated October 27, 1997 (Exhibit 10.15).
10.9(1)	First Amendment to Lease Agreement between us and Cornerstone Corporate Centre, LLC, dated October 16, 1998 (Exhibit 10.16).
10.15(1)	Rental Agreement between us and Premier Food Services, Inc., dated July 10, 1998 (Exhibit 10.23).
10.16(1)	Letter Agreement between us and Volume Service America, dated March 29, 1999 (Exhibit 10.24).
10.17(1)(2)	Form of Indemnification Agreement between us and each of our directors (Exhibit 10.25).
10.18(1)(2)	Form of Indemnification Agreement between us and each of our officers (Exhibit 10.26).
10.38(1)(2)	Employee Stock Purchase Plan (Exhibit 10.46).
10.39(1)(2)	Letter Agreement between us and Host International, Inc., dated May 18, 1999 (Exhibit 10.47).
10.40(3)	Agreement between us and Alliant Food Services, Inc., dated January 21, 2000.
10.42(5)	Form of Franchise Agreement as of March 15, 2001.
10.46(6)(2)	Letter Agreement between Sheri Miksa and the Company dated September 9, 2002.
10.47(7)	Amendment dated June 21, 2002, to the Agreement between the Company and Coca Cola USA Fountain dated March 6, 1998.
10.51(9)(2)	Rubio’s Restaurants, Inc. Deferred Compensation Plan for Non-Employee Directors (Exhibit 10.51).
10.52(8)	Letter Agreement between John Fuller and the Company, dated May 23, 2003.
10.53(9)(2)	Letter Agreement between Tim Hackbardt and the Company, dated October 31, 2003 (Exhibit 10.53).
10.54(9)(2)	1999 Stock Incentive Plan, as amended through March 6, 2003 (Exhibit 10.54).
10.56(11)(2)	1999 Stock Incentive Plan Form of Stock Option Agreement.
10.57(11)(2)	1999 Stock Incentive Plan Form of Addendum to Stock Option Agreement.
10.60(11)(2)	1999 Stock Incentive Plan Form of Stock Issuance Agreement.
10.61(13)(2)	Letter Agreement between Carl Arena and the Company, dated December 8, 2004 (Exhibit 10.1).

10.62(13)(2)	Letter Agreement between Gerry Leneweaver and the Company, dated June 1, 2005 (Exhibit 10.2).
10.63(14)(2)	Letter Agreement between Lawrence Rusinko and the Company, dated October 7, 2005 (Exhibit 10.1).
10.64(2)	Letter Agreement between Daniel E. Pittard and the Company, dated August 21, 2006 (as corrected).
10.65(15)	Form of Restricted Stock Unit Agreement under the Rubio’s Restaurants, Inc. 1999 Stock Incentive Plan.
10.66(15)	Rubio’s Restaurants, Inc. Severance Pay Plan.
10.67(16)(2)	Rubio’s Restaurants, Inc. 2006 Executive Incentive Plan.
10.68(15)	Form of Restricted Stock Unit Agreement under the Rubio’s Restaurants, Inc. 2006 Executive Incentive Plan.
21.1(1)	Subsidiary List.
23.1	Consent of Independent Registered Public Accounting Firm, KPMG LLP.
24.1	Powers of Attorney (Included under the caption “Signatures”).
31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the above noted exhibit to our registration statement on Form S-1 (333-75087) filed with the SEC on March 26, 1999, as amended.
(2)	Management contract or compensation plan.
(3)	Incorporated by reference to Exhibit 10.1 to our quarterly report on Form 10-Q filed with the SEC on May 9, 2000.
(4)	Incorporated by reference to our annual report on Form 10-K filed with the SEC on April 2, 2001.
(5)	Incorporated by reference to our annual report on Form 10-K filed with the SEC on April 1, 2002.
(6)	Incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed with the SEC on September 10, 2002.
(7)	Incorporated by reference to Exhibit 10.1 to our quarterly report on Form 10-Q filed with the SEC on August 14, 2002.
(8)	Incorporated by reference to Exhibit 10.1 to our quarterly report on Form 10-Q filed with the SEC on November 12, 2003.
(9)	Incorporated by reference to our annual report on Form 10-K filed with the SEC on March 24, 2004 and amended on April 6, 2005.
(10)	Incorporated by reference to our quarterly report on Form 10-Q filed with the SEC on May 11, 2004.
(11)	Incorporated by reference to our annual report on Form 10-K filed with the SEC on April 8, 2005.
(12)	Incorporated by reference to our current report on Form 8-K filed with the SEC on August 1, 2005.
(13)	Incorporated by reference to our quarterly report on Form 10-Q filed with the SEC on August 5, 2005.
(14)	Incorporated by reference to our current report on Form 8-K filed with the SEC on October 14, 2005.
(15)	Incorporated by reference to our quarterly report on Form 10-Q filed with the SEC on November 6, 2006.
(16)	Previously filed and incorporated by reference from registrant's Definitive Proxy Statement filed on June 23, 2006.

(b)	Exhibits

The exhibits required by this item are listed under Item 15(a)(3).

(c)	Financial Statement Schedules

The financial statement schedules required by this Item are listed under Item 15(a)(2).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RUBIO'S RESTAURANTS, INC.

Dated: March 30, 2007	By:	/s/ DAN PITTARD

Name: Dan Pittard Title: President and Chief Executive Officer

POWER OF ATTORNEY

Know all persons by these present, that each person whose signature appears below constitutes and appoints Dan Pittard or John Fuller, his attorney-in-fact, with power of substitution in any and all capacities, to sign any amendments to this annual report on Form 10-K, and to file the same with exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that the attorney-in-fact or his or her substitute or substitutes may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Dan Pittard	President and Chief	March 30, 2007
Dan Pittard	Executive Officer (Principal Executive Officer)

/s/ John Fuller	Chief Financial Officer	March 30, 2007
John Fuller	(Principal Financial and Accounting Officer)

/s/ Ralph Rubio	Chairman of the Board of Directors	March 30, 2007
Ralph Rubio

/s/ Kyle A. Anderson	Director	March 30, 2007
Kyle A. Anderson

/s/ Craig S. Andrews	Director	March 30, 2007
Craig S. Andrews

/s/ William R. Bensyl	Director	March 30, 2007
William R. Bensyl

/s/ Jack W. Goodall	Director	March 30, 2007
Jack W. Goodall

/s/ Loren C. Pannier	Director	March 30, 2007
Loren C. Pannier

/s/ Timothy J. Ryan	Director	March 30, 2007
Timothy J. Ryan

RUBIO’S RESTAURANTS, INC.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Rubio’s Restaurants, Inc.:

We have audited the accompanying consolidated balance sheets of Rubio’s Restaurants, Inc. and subsidiary (the Company) as of December 31, 2006 and December 25, 2005, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss) and cash flows for each of the years in the three-year period ended December 31, 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Rubio’s Restaurants, Inc. and subsidiary as of December 31, 2006 and December 25, 2005, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, in fiscal year 2006.

     /s/ KPMG LLP

San Diego, California
March 30, 2007

RUBIO’S RESTAURANTS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
	December 31, 2006	December 25, 2005
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$9,946	$8,022
Short-term investments	—	3,049
Other receivables	1,928	2,869
Inventory	1,380	1,390
Prepaid expenses	835	500
Deferred income taxes	1,752	667
Total current assets	15,841	16,497

PROPERTY, net	36,909	30,601
GOODWILL	519	193
LONG-TERM INVESTMENTS	3,048	3,675
OTHER ASSETS	537	433
DEFERRED INCOME TAXES	10,651	7,192
TOTAL	$67,505	$58,591

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$2,283	$2,078
Accrued expenses and other liabilities	14,937	9,701
Store closure accrual	84	179
Total current liabilities	17,304	12,398

STORE CLOSURE ACCRUAL	197	656
DEFERRED INCOME	200	246
DEFERRED RENT AND OTHER LIABILITIES	9,267	4,746
DEFERRED FRANCHISE REVENUE	35	20
Total liabilities	27,003	17,626

COMMITMENTS AND CONTINGENCIES (NOTE 6)

STOCKHOLDERS’ EQUITY:
Preferred stock, $.001 par value, 5,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $.001 par value, 35,000,000 shares authorized, 9,793,491 shares issued and outstanding in 2006 and 9,425,752 shares issued and outstanding in 2005	10	9
Paid-in capital	48,637	45,636
Accumulated other comprehensive income	—	4
Accumulated deficit	(8,145)	(4,684)
Total stockholders’ equity	40,502	40,965
TOTAL	$67,505	$58,591

See notes to consolidated financial statements.

RUBIO’S RESTAURANTS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Years Ended
	December 31, 2006	December 25, 2005	December 26, 2004
REVENUES:
Restaurant sales	$151,995	$140,496	$137,197
Franchise and licensing revenues	273	261	203
TOTAL REVENUES	152,268	140,757	137,400
COSTS AND EXPENSES:
Cost of sales	42,079	37,997	37,426
Restaurant labor	48,472	45,801	44,791
Restaurant occupancy and other	35,987	33,732	31,438
General and administrative expenses	23,429	15,844	11,412
Depreciation and amortization	8,215	7,764	7,322
Pre-opening expenses	537	147	218
Asset impairment and store closure expense (reversal)	(405)	275	(10)
Loss on disposal/sale of property	281	520	39
TOTAL COSTS AND EXPENSES	158,595	142,080	132,636

OPERATING INCOME (LOSS)	(6,327)	(1,323)	4,764

OTHER INCOME:
Interest and investment income	482	444	154

INCOME (LOSS) BEFORE INCOME TAXES	(5,845)	(879)	4,918
INCOME TAX (EXPENSE) BENEFIT	2,384	651	(1,878)

NET INCOME (LOSS)	$(3,461)	$(228)	$3,040

NET INCOME (LOSS) PER SHARE:
Basic	$(0.36)	$(0.02)	$0.33

Diluted	$(0.36)	$(0.02)	$0.32

SHARES USED IN CALCULATING NET INCOME (LOSS) PER SHARE:
Basic	9,592	9,378	9,135

Diluted	9,592	9,378	9,388

See notes to consolidated financial statements.

RUBIO’S RESTAURANTS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)
For the Years Ended December 31, 2006, December 25, 2005 and December 26, 2004
(In thousands, except share data)

	Common Stock			Accumulated Other		Total	Total
	Shares	Amount	Paid-in- Capital	Comprehensive Income (Loss)	Accumulated Deficit	Stockholders’ Equity	Comprehensive Income (Loss)
Balance, December 28, 2003	9,105,445	$9	$42,640	$(3)	$(7,496)	$35,150	$
Exercise of common stock options, including related tax benefit	201,004		1,526			1,526
Compensation expense - common
stock options			6			6
Net Income					3,040	3,040	3,040
Other comprehensive income:
Net unrealized gain on available-for-sale investments, net of tax				18		18	18
Balance, December 26, 2004	9,306,449	9	44,172	15	(4,456)	39,740	$3,058
Exercise of common stock options, including related tax benefit	119,303		893			893
Compensation expense - common
stock options			9			9
severance agreement			562			562
Net loss					(228)	(228)	(228)
Other comprehensive income:
Net unrealized loss on available-for-sale investments, net of tax				(11)		(11)	(11)
Balance, December 25, 2005	9,425,752	9	45,636	4	(4,684)	40,965	$(239)
Exercise of common stock options, including related tax benefit	367,739	1	2,401			2,402

Compensation expense - common stock options			600			600
Net loss					(3,461)	(3,461)	(3,461)
Other comprehensive income:
Net unrealized loss on available-for-sale investments, net of tax				(4)		(4)	(4)
Balance, December 31, 2006	9,793,491	$10	$48,637	$—	$(8,145)	$40,502	$(3,465)

See notes to consolidated financial statements.

RUBIO’S RESTAURANTS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended
	December 31, 2006	December 25, 2005	December 26, 2004
OPERATING ACTIVITIES:
Net income (loss)	$(3,461)	$(228)	$3,040
Adjustments to reconcile net income (loss) to net
cash provided by operating activities:
Depreciation and amortization	8,215	7,764	7,322
Bond premium amortization	—	—	47
Share-based compensation expense	600	9	6
Stock compensation expense related to severance agreement	—	562	—
Tax benefit from shared based compensation	(121)	—	—
Asset impairment and store closure expense (reversal)	(405)	275	(10)
Loss on disposal/sale of property	281	520	39
Provision for deferred income taxes	(4,544)	(2,213)	(22)
Changes in assets and liabilities:
Other receivables	941	(1,693)	187
Inventory	10	147	299
Prepaid expenses	(335)	85	346
Other assets	(104)	(28)	(76)
Accounts payable	205	(259)	(1,126)
Accrued expenses and other liabilities	5,236	836	2,041
Store closure accrual	(149)	(95)	(212)
Deferred rent and other liabilities	4,521	(458)	(87)
Deferred income	(46)	(121)	(60)
Deferred franchise revenue	15	—	—
Net cash provided by operating activities	10,859	5,103	11,734

INVESTING ACTIVITIES:
Purchases of property	(7,150)	(4,419)	(3,910)
Purchases of leasehold improvements	(6,859)	(2,870)	(2,749)
Acquisition of franchised restaurants	(1,139)	—	—
Proceeds from sale of property	18	—	50
Purchases of investments	(3,137)	(5,231)	(9,723)
Maturities of investments	6,809	7,231	4,304
Net cash used in investing activities	(11,458)	(5,289)	(12,028)

FINANCING ACTIVITIES:
Proceeds from exercise of common stock options	2,402	893	1,126
Excess tax benefits from shared-based compensation	121	—	—
Net cash provided by financing activities	2,523	893	1,126
INCREASE IN CASH AND CASH EQUIVALENTS	1,924	707	832
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	8,022	7,315	6,483
CASH AND CASH EQUIVALENTS AT END OF YEAR	$9,946	$8,022	$7,315

(continued)

RUBIO’S RESTAURANTS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS, continued
(In thousands)

	Years Ended
SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION:	December 31, 2006	December 25, 2005	December 26, 2004
Cash paid for income taxes	$687	$2,798	$1,396

Noncash investing activities:
Business acquisitions :
Assets acquired:
Property and equipment	813	—	—
Goodwill	326	—	—
Assets acquired	1,139	—	—

Cash paid acquisitions, net of cash acquired	$1,139	$—	$—

See notes to consolidated financial statements.

RUBIO’S RESTAURANTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2006, DECEMBER 25, 2005 AND DECEMBER 26, 2004

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS - Rubio’s Restaurants, Inc. was incorporated in California in 1985 and reincorporated in Delaware in 1997. Rubio’s Restaurants, Inc. has a wholly-owned subsidiary, Rubio’s Restaurants of Nevada, Inc. (collectively, the “Company”). As of December 31, 2006, the Company owns and operates a chain of 162 restaurants, three concessions and one franchise location, in California, Arizona, Nevada, Colorado, and Utah.

The Company’s 162 restaurants are located more specifically as follows: 69 in the greater Los Angeles, California area, 44 in the San Diego, California area, nine in the San Francisco, California area, eight in the Sacramento, California area, 23 in Phoenix/Tucson, Arizona, four in Las Vegas, Nevada, three in Denver, Colorado, and two in Salt Lake City, Utah.

BASIS OF PRESENTATION AND FISCAL YEAR - The consolidated financial statements include the accounts of Rubio’s Restaurants, Inc. and its wholly-owned subsidiary. All significant intercompany transactions and accounts have been eliminated in consolidation. The Company operates and reports on a 52-53 week fiscal year ending on the last Sunday of December. Fiscal year 2006, which ended on December 31, 2006, included 53 weeks. Fiscal years 2005 and 2004, which ended on December 25, 2005 and December 26, 2004, respectively, included 52 weeks. Certain prior year amounts in the consolidated financial statements have been reclassified to conform to the fiscal 2006 presentation.

References to the Company throughout these notes to the consolidated financial statements are made using the first person notations of “we,” “us” and “our.”

ACCOUNTING ESTIMATES - The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and contingencies at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the year. Actual results may differ from those estimates.

CASH EQUIVALENTS - Cash equivalents consist of money market instruments purchased with an original maturity of three months or less.

INVESTMENTS - At times the Company will make investments that are composed primarily of money market accounts and certificates of deposit. While it is the Company’s general intent to hold such securities until maturity, management will occasionally sell particular securities for cash flow purposes. Therefore, pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” the Company’s investments are classified as available-for-sale based upon the Company’s intent, and are accounted for at fair value. The fair value of such investments is determined based on quoted market prices at year end. Unrealized gains and losses on these investments are included as accumulated other comprehensive income in the consolidated statements of stockholders’ equity and comprehensive income (loss), net of income taxes. Realized gains and losses on investments sold are determined based on the specific identification method and are included in interest and investment income. Short-term investments are investments with original maturities of greater than three months and remaining maturities of less than one year, or investments that are reasonably expected to be realized in cash or consumed in operations over the next year.

Realized and unrealized gains (losses) on available-for-sale investments were not material for all years presented. As of December 31, 2006 and December 25, 2005, the fair market value of the Company’s investments was not significantly different from the amortized cost.

Long-term investments valued at $3.0 million at December 31, 2006 and $3.7 million at December 25, 2005 are restricted cash, pledged as collateral for a standby letter of credit related to the Company’s workers’ compensation policy. These pledged collateral accounts are invested in one year durations but are classified on our consolidated balance sheet as long-term assets because these investments are restricted, automatically renewed and reinvested each year. This cash will not be used within a year period (Note 5).

INVENTORY - Inventory consists of food, beverage, paper and restaurant supplies, and is stated at the lower of cost (first-in, first-out method) or market value.

PROPERTY - Property is stated at cost. A variety of costs are incurred in the leasing and construction of restaurant facilities. The costs of buildings under development include specifically identifiable costs. The capitalized costs include development costs, construction costs, salaries and related costs, and other costs incurred during the acquisition or construction stage. Salaries and related costs capitalized totaled $81,000, $51,000, and $61,000 for fiscal years 2006, 2005, and 2004, respectively. Depreciation and amortization of buildings, leasehold improvements, and equipment are computed using the straight-line method over the shorter of the estimated useful lives of the assets or the initial lease term for certain leased properties (buildings and improvements range from 1 to 20 years, and equipment 3 to 7 years). For leases with renewal periods at the Company’s option, the Company generally uses the original lease term, excluding renewal option periods to determine useful lives; if failure to exercise a renewal option imposes an economic penalty to the Company, management may determine at the inception of the lease that renewal is reasonably assured and include the renewal option period in the determination of appropriate estimated useful lives. The Company’s policy requires lease term consistency when calculating the depreciation period, in classifying the lease, and in computing straight-line rent expense.

GOODWILL - Goodwill, which represents the excess of the cost of acquired businesses over the fair value of amounts assigned to assets acquired and liabilities assumed, is not amortized. Instead, goodwill is assessed for impairment under SFAS No. 142, “Goodwill and Other Intangible Assets”. SFAS No. 142 requires goodwill to be tested annually at the same time every year, and when an event occurs or circumstances change, such that it is reasonably possible that an impairment may exist. The Company selected its fiscal year end as its annual date. As a result of the Company’s assessment at December 31, 2006 and December 25, 2005, no impairment was indicated (Note 3).

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

SELF-INSURANCE LIABILITIES - The Company is self-insured for a portion of its workers’ compensation insurance program. Maximum self-insured retention, including defense costs per occurrence was $350,000 during the claim years ended October 31, 2006, 2005 and 2004. Insurance liabilities are accounted for based on independent actuarial estimates of the amount of loss incurred. These estimates rely on actuarial observations of industry-wide and Company historical claim loss development, and are subject to change based on actual loss development.

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

FINANCIAL INSTRUMENTS - The carrying values of cash and cash equivalents, receivables, accounts payable and accrued expenses approximate fair values due to the short-term nature of these instruments. At December 31, 2006 and December 25, 2005, we had no material financial instruments subject to significant market exposure.

REVENUE RECOGNITION - Revenues from the operation of Company-owned restaurants are recognized when sales occur. Franchise revenue is comprised of: i) area development fees, ii) new store opening fees, and iii) royalties. Fees received pursuant to area development agreements under individual franchise agreements, which grant the right to develop franchised restaurants in future periods in specific geographic areas, are deferred and recognized as revenue on a pro rata basis as the individual franchised restaurants subject to the development agreements are opened. New store opening fees are recognized as revenue in the period a franchised location opens. Royalties from franchised restaurants are recorded in revenue as earned.

STORE PRE-OPENING EXPENSES - Costs incurred in connection with the training of personnel, occupancy during the build-out period, and promotion of new store openings are expensed as incurred.

ADVERTISING - Advertising costs incurred to produce media advertising for new campaigns are expensed in the year in which the advertising first takes place. Other advertising costs are expensed when incurred. Advertising costs are included in occupancy and other expenses and totaled $5.3 million for fiscal year 2006, $6.0 million for fiscal year 2005 and $5.3 million for fiscal year 2004.

INCOME TAXES - Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis, as well as tax loss and credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

SHARE-BASED PAYMENT - As of December 26, 2005, the Company adopted SFAS No. 123(R), "Share-Based Payment," (“SFAS 123R”) using the modified prospective transition method. Under this method, compensation expense is recognized for new grants beginning in fiscal 2006 and any unvested grants prior to the adoption of SFAS 123R. The Company recognizes compensation expense on a straight-line basis over the employee's vesting period or to the date of the employee's eligibility for retirement, if earlier. In accordance with the modified prospective transition method, the consolidated financial statements for prior periods have not been restated.

SFAS 123R requires the Company to estimate forfeitures in calculating the expense relating to share-based compensation as opposed to recognizing forfeitures as an expense reduction as they occur. The adjustment to apply estimated forfeitures to previously recognized share-based compensation was considered immaterial and as such was not classified as a cumulative effect of a change in accounting principle. SFAS 123R also requires companies to calculate an initial “pool” of excess tax benefits available at the adoption date to absorb any tax deficiencies that may be recognized under SFAS 123R. The pool includes the net excess tax benefits that would have been recognized if the Company had adopted SFAS 123 for recognition purposes on its effective date.

We have elected to calculate the pool of excess tax benefits under the alternative transition method described in FASB Staff Position (“FSP”) 123-3, Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards, which also specifies the method we must use to calculate excess tax benefits reported on the consolidated statement of cash flows. The excess tax benefits from share-based payment arrangements classified as financing cash flows for the year ended December 31, 2006 of $121,000 would not have been materially different if we had not adopted SFAS 123R; however, they would have been classified as operating cash flows rather than as financing cash flows.

As a result of adopting SFAS 123R, our income before income taxes and net loss were $600,000 and $361,000 higher, respectively, in 2006, than if the share-based compensation was still accounted for under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB Opinion No. 25”). The recognized tax benefit for fiscal 2006 was $239,000. In addition, our basic and diluted net loss per share for fiscal 2006 increased by $0.04.

Prior to fiscal year 2006, stock awards were accounted for under APB Opinion No. 25 using the intrinsic method, whereby compensation expense was recognized for the excess, if any, of the quoted market price of the Company’s common stock at the date of grant over the exercise price. We applied the disclosure provisions of SFAS 123, as amended, as if the fair value based method had been applied in measuring compensation expense.

The following table summarizes the impact on the Company’s net (loss) income had compensation cost been determined based upon the fair value at the grant date for awards under the stock option plans consistent with the methodology prescribed under SFAS No. 123 (in thousands, except per share data):

	2005	2004
Net income (loss), as reported	$(228)	$3,040
Deduct: Total stock-based employee compensation expense
determined under fair value based method for all awards,
net of related tax effects	1,639	1,094
Pro forma net income (loss)	$(1,867)	$1,946
Income (loss) per share:
Basic - as reported	$(0.02)	$0.33
Basic - pro forma	(0.20)	0.21

Diluted - as reported	$(0.02)	$0.32
Diluted - pro forma	(0.20)	0.21

Refer to Note 8, Share-Based Employee Compensation Plans, for information regarding the assumptions used by the Company in valuing its stock options.

COMMON STOCK AND EARNINGS PER SHARE - Basic earnings per share is computed by dividing net income or loss by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed similar to basic earnings per share, except that the weighted average number of shares of common stock outstanding is increased to include the effect of potentially dilutive common shares, which are comprised of stock options and restricted stock awards granted to employees under equity-based compensation plans that were outstanding during the period. Potentially dilutive common shares are excluded from the diluted earnings per share computation when their effect would be anti-dilutive (Note 10).

CONCENTRATION OF CREDIT RISK - The Company invests its excess cash in money market accounts and debt securities. The Company has not experienced any material losses on its cash accounts or other investments.

New Accounting Standards

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with the FASB’s Statement No. 109, “Accounting for Income Taxes” (“FAS 109”). FIN 48 provides guidance on the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. We expect the adoption of this standard will not have a material impact on our financial position, results of operations or cash flows, however, we are still in the process of evaluating the potential impact, if any.

In June 2006, the FASB ratified the consensuses of Emerging Issues Task Force (“EITF”) Issue No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation)” (“EITF 06-3”). EITF 06-3 indicates that the statement of operations presentation on either a gross basis or a net basis of the taxes within the scope of the Issue is an accounting policy decision. The Company’s accounting policy is to present the taxes within the scope of EITF 06-3 on a net basis. The guidance is effective for interim and annual periods beginning after December 15, 2006.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measures" ("SFAS 157"). SFAS 157 defines fair value, establishes a framework for measuring fair value and enhances disclosures about fair value measures required under other accounting pronouncements, but does not change existing guidance as to whether or not an instrument is carried at fair value. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, the year beginning December 30, 2007 for the Company. The adoption of this standard will not have a material impact on the Company’s consolidated financial statements.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements" ("SAB 108"),

which provides interpretive guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 is effective as of the end of our 2006 fiscal year, allowing a one-time transitional cumulative effect adjustment to beginning retained earnings as of December 26, 2005 for errors that were not previously deemed material, but are material under the guidance in SAB 108. The Company adopted this guidance and there was no impact on the Company’s consolidated financial statements.

2.	CONSOLIDATED BALANCE SHEET DETAILS as of December 31, 2006 and December 25, 2005, respectively (in thousands):

	2006	2005
OTHER RECEIVABLES:
Tenant improvement receivables	$255	$152
Beverage usage receivables	256	236
Interest receivables	42	8
Credit cards	846	658
Income taxes	27	1,403
Other	502	412
Total	$1,928	$2,869

INVESTMENTS:
Money Market	$3,048	$3,675
Certificates of Deposit	—	3,049
	3,048	6,724
Less: short-term investments	—	(3,049)
Long-term investments	$3,048	$3,675

PROPERTY — at cost:
Building and leasehold improvements	$52,161	$42,432
Equipment and furniture	38,982	34,962
Construction in process	1,387	3,592
	92,530	80,986
Less: accumulated depreciation and amortization	(55,621)	(50,385)
Total	$36,909	$30,601

ACCRUED EXPENSES AND OTHER LIABILITIES:
Compensation	$2,764	$1,442
Workers’ compensation	2,629	2,904
Sales taxes	1,371	964
Vacation pay	795	668
Advertising	105	82
Franchise repurchase	440	—
Gift cards	1,097	907
Occupancy	1,019	920
Legal and settlement fees regarding class action litigation (Note 6)	3,041	—
Other	1,675	1,814
Total	$14,937	$9,701

DEFERRED RENT AND OTHER LIABILITIES:
Deferred rent	$2,745	$3,004
Deferred tenant improvement allowances	1,352	1,302
Franchise repurchase	—	440
Legal and settlement fees regarding class action litigation (Note 6)	5,000	—
Other	169	—
Total	$9,267	$4,746

3.	ACQUISITIONS OF FRANCHISED LOCATIONS

On June 19, 2006, the Company acquired the assets of four previously franchised locations for a total cost of $645,000. The purchase price was allocated to the assets acquired based upon their estimated fair values consisting of $590,000 related to leasehold improvements and $55,000 related to furniture and equipment. There was no goodwill in conjunction with the acquisition.

On December 28, 2006, the Company acquired the assets of a previously franchised location for a total cost of $494,000. The purchase price was allocated to the assets acquired based upon their estimated fair values consisting of $150,000 related to leasehold improvements and $18,000 related to furniture and equipment. Goodwill in the amount of $326,000 was recognized in conjunction with the acquisition.

Both acquisitions were accounted for under the purchase method of accounting, and the results of each of the unit’s operations have been included in the consolidated financial statements since the acquisition date.

4.	ASSET IMPAIRMENT AND STORE CLOSURE ACCRUAL

The Company recorded a net store closure reversal of $405,000 during fiscal 2006. The reversal was comprised of $223,000 due to the Company entering into a new sublease agreement at its Portland, Oregon location, while $158,000 was to reflect additional sublease income received. An additional reversal of $24,000 was recorded in the second quarter of 2006.

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

The components of the store closure accrual in fiscal 2004, 2005 and 2006 were as follows (in thousands):

	Accrual Balance at December 28, 2003	Store Closure Expense	Store Closure Reversal	Usage	Accrual Balance at December 26, 2004
Accrual for stores closed in 2001	$454	$35	$(45)	$(106)	$338
Accrual for stores closed in 2002 and to be closed	423	11	(11)	(106)	317
Total store closure accrual	877	$46	$(56)	$(212)	655
Less: current portion	(230)				(114)
Non-current	$647				$541

	Accrual Balance at December 26, 2004	Store Closure Expense	Store Closure Reversal	Usage	Accrual Balance at December 25, 2005
Accrual for stores closed in 2001	$338	$—	$—	$(66)	$272
Accrual for stores closed in 2002	317	—	(13)	(29)	275
Accrual for stores closed in 2005	—	288	—	—	288
Total store closure accrual	655	$288	$(13)	$(95)	835
Less: current portion	(114)				(179)
Non-current	$541				$656

	Accrual Balance at December 25, 2005	Store Closure Expense	Store Closure Reversal	Usage	Accrual Balance at December 31, 2006

Accrual for stores closed in 2001	$272	$—	$(24)	$(54)	$194
Accrual for stores closed in 2002	275	—	(158)	(9)	108
Accrual for stores closed in 2005	288	—	(223)	(87)	(21)
Total store closure accrual	835	$—	$(405)	$(149)	281
Less: current portion	(179)				(84)
Non-current	$656				$197

5.	CREDIT FACILITIES

LETTER OF CREDIT - In 2003, the Company obtained a letter of credit in the amount of $2.0 million related to the Company’s workers’ compensation insurance policy. The letter of credit is subject to automatic one year extensions from the expiration date and thereafter, unless notification is made prior to the expiration date. In December 2004, this letter of credit was increased to $2.9 million. The letter of credit was extended in October 2004, October 2005, and again in October 2006. The Company was also required, under the terms of the letters of credit, to pledge collateral of $3.0 million in 2006, and $3.7 million in 2005 (Note 1).

6.	COMMITMENTS AND CONTINGENCIES

OPERATING LEASES - The Company leases restaurant and office facilities, land, vehicles and office equipment under various operating leases expiring through 2016. The leases generally provide renewal options from three to ten years. Certain leases are subject to scheduled annual increases or minimum annual increases based upon the consumer price index, not to exceed specific maximum amounts. Certain leases require contingent percentage rents based upon sales and other leases pass through common area charges to the Company. Rental expense under these operating leases was $16.0 million, $14.6 million, and $14.0 million for fiscal years 2006, 2005, and 2004, respectively. Contingent percentage rent based on sales included in rental expense was $751,000, $563,000 and $503,000 for fiscal years 2006, 2005, and 2004, respectively.

Future minimum annual lease commitments, including obligations for closed stores and minimum future sublease rentals expected to be received as of December 31, 2006, are as follows (in thousands):

FISCAL YEAR	Company operated retail locations and other	Sublease income (A)
2007	$13,509	$(388)
2008	12,742	(393)
2009	11,113	(402)
2010	8,472	(360)
2011	5,415	(236)
Thereafter	10,677	(376)
	$61,928	$(2,155)

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

LITIGATION - The Company reached an agreement to settle its previously disclosed class action lawsuit related to how the Company classified certain employees under California overtime laws. The lawsuit is similar to numerous lawsuits filed against restaurant operators, retailers and others with operations in California.

The settlement agreement, which is subject to court approval, provides for a settlement payment of $7.5 million payable in three installments. The first $2.5 million installment is due 65 days after final approval of the settlement and dismissal. The second $2.5 million installment is due 18 months after the date of the final approval and dismissal. The third and final installment of $2.5 million is due 36 months after final approval of the settlement and dismissal. The Company denies the allegations in the complaint.

The settlement resulted in a one-time pre-tax charge of $8.0 million in the fourth quarter of fiscal 2006 which includes the settlement amount and legal costs incurred related to this agreement. The $8.0 million settlement liability was accrued on the consolidated balance sheet in “Accrued expenses and other liabilities” and “Deferred rent and other liabilities” in the amounts of $3.0 million and $5.0 million, respectively.

During the fourth quarter of 2005, the Company settled a previously outstanding lawsuit related to the proper use of the term “lobster” as it related to certain menu items.  The cost of defending and settling this lawsuit is included in general and administrative expenses in the accompanying consolidated statement of operations.

EMPLOYEE SAVINGS PLAN - The Company has a defined contribution 401(k) plan. This plan allows eligible employees to contribute a percentage of their salary, subject to annual limits, to the plan. The Company matches 25% of each eligible employee’s contributions up to 6% of gross salary. The Company’s contributions vest over a five-year period. The Company contributed $48,000, $77,000 and $59,000 for fiscal years 2006, 2005 and 2004, respectively.

7.	INCOME TAXES

The components of the income tax (expense) benefit for fiscal years 2006, 2005 and 2004 are as follows (in thousands):

	2006	2005	2004
Federal (expense) benefit:
Current	$(1,788)	$(1,282)	$(1,393)
Deferred	3,637	1,486	(109)
State (expense) benefit:
Current	(372)	(280)	(507)
Deferred	907	727	131
Total income tax (expense) benefit	$2,384	$651	$(1,878)

The income tax (expense) benefit differs from the federal statutory rate because of the effect of the following items for fiscal years 2006, 2005 and 2004:

	2006	2005	2004
Statutory rate	34.0%	34.0%	(34.0)%
State income taxes, net of federal benefit	6.0	25.2	(5.0)
State Alternative Minimum Tax credit, net of federal benefit	0.0	8.2	0.0
Non-deductible items	(0.2)	(1.0)	(0.1)
Credits	1.0	2.9	0.9
Tax-exempt interest	0.0	4.8	0.0
Other	0.0	0.0	0.0
Effective tax (expense) benefit rate	40.8%	74.1%	(38.2)%

The Company’s statutory state tax rate net of federal benefit is approximately 5.8%.  In 2004, the effective state tax rate decreased slightly as a result of certain minor benefits for tax-exempt interest. In 2005, the effective state benefit rate significantly increased as a result of tax-exempt interest and California targeted employment tax credits claimed during 2005 for the current year and, on amended returns, for all prior years not subject to a statute of limitation. These credit claims resulted from a state tax credit study the Company concluded during 2005. Additionally, the Company recorded benefit in 2005 for a California Alternative Minimum Tax Credit carryforward from prior years that it had not previously benefited which is immaterial to the consolidated financial statements. In 2006, the effective state tax benefit rate is higher than the statutory state rate net of federal tax benefit as a result of California targeted employment tax credit claimed.

For the years ended December 31, 2006 and December 25, 2005 the Company’s combined federal and state income tax receivables were $27,000 and $1.4 million, respectively.

Deferred income taxes are provided to reflect temporary differences in the basis of net assets for income tax and financial reporting purposes, as well as available tax credits. The tax-effected temporary differences and credit carry forwards comprising the Company’s deferred income taxes as of December 31, 2006 and December 25, 2005 are as follows (in thousands):

	2006	2005
Accruals currently not deductible	$678	$977
Deferred rent	1,294	1,382
Difference between book and tax basis of property	6,430	4,721
State taxes	291	274
Deferred compensation	474	463
Deferred income	80	98
Accrued legal settlement	3,203	—
Other	(47)	(56)
Net deferred income tax asset	$12,403	$7,859
Net current deferred income tax asset	$1,752	$667
Net non-current deferred income tax asset	$10,651	$7,192

The Company has State Enterprise Zone credit carryforwards as of December 31, 2006 and December 25, 2005 of $233,000 and $229,000 respectively. State income tax credits will carryforward indefinitely and may be used to offset future State income tax. The Company believes that the remaining deferred tax assets will be realized through future taxable income or alternative tax strategies.

8.	SHARE-BASED COMPENSATION PLANS

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

The stock issuable under the 1999 Plan consists of shares of authorized but unissued or reacquired common stock, including shares repurchased by the Company on the open market. A total of 3,331,308 shares of common stock are currently authorized for issuance under the 1999 Plan, which includes the shares subject to outstanding options under the predecessor plans. The number of shares of common stock reserved for issuance under the 1999 Plan will automatically increase on the first trading day in January each year. The increase will be equal to 3% of the total number of shares of common stock outstanding as of the last trading day in December of the preceding year, not to exceed 450,000 shares in any given year. In addition, no participant in the 1999 Plan may be granted stock options, separately exercisable stock appreciation rights and direct stock issuances for more than 500,000 shares of common stock in the aggregate per calendar year. Each option has a maximum term of ten years, or five years in the case of any greater than 10% stockholder, and is subject to earlier termination in the event of the optionee’s termination of service.

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

The following is a summary of stock option activity for fiscal years 2004, 2005 and 2006:

			Weighted
	Shares		Average
	Options		Exercise
	Available	Options	Price Per
	for Grant	Outstanding	Share
Balance at December 28, 2003	542,268	1,690,960	$6.20
Authorized	273,163	—	$—
Granted	(500,720)	500,720	$10.84
Exercised	—	(201,004)	$5.59
Forfeited	219,142	(219,142)	$6.88
Balance at December 26, 2004	533,853	1,771,534	$7.45
Authorized	279,193	—	$—
Granted	(332,701)	332,701	$9.58
Exercised	—	(119,303)	$6.08
Forfeited	187,430	(187,430)	$8.07
Balance at December 25, 2005	667,776	1,797,502	$7.86
Authorized	282,773	—	$—
Granted	(431,375)	431,375	$8.59
Exercised	—	(367,739)	$6.27
Forfeited	283,687	(283,687)	$8.91
Balance at December 31, 2006	802,860	1,577,451	$8.25
Exercisable, December 26, 2004		748,546	$6.44
Exercisable, December 25, 2005		1,403,040	$8.06
Exercisable, December 31, 2006		1,004,011	$8.21

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

The following table summarizes information as of December 31, 2006 concerning currently outstanding and exercisable options:

	Options Outstanding			Options Exercisable
		Weighted Average			Weighted
	Number	Remaining Contractual Life	Weighted Average	Number	Average Exercise
Range of Exercise Prices	Outstanding	(Years)	Exercise Price	Exercisable	Price
$ 2.90 - $ 4.97	248,408	5.69	$4.33	209,600	$4.23
$ 5.00 - $ 6.50	177,602	5.95	$6.06	163,993	$6.09
$ 7.00 - $ 9.70	848,095	8.39	$8.69	327,072	$8.77
$10.00 - $11.50	133,646	6.32	$10.57	133,646	$10.57
$12.00 - $15.06	169,700	7.82	$12.22	169,700	$12.22
	1,577,451	7.45	$8.25	1,004,011	$8.21

Stock Options - The following table summarizes stock option activity for fiscal year 2006:

	Options	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Term
Outstanding at beginning of period	1,797,502	$7.86
Granted	431,375	8.59
Exercised	(367,739)	6.27
Forfeited	(283,687)	8.91

Outstanding at end of period	1,577,451	$8.25	$3,028,685	7.45
Exercisable at end of period	1,004,011	$8.21	$2,147,105	6.44

In 2006 and 2005, the aggregate intrinsic value of stock options (the amount by which the market price of the stock on the date of exercise exceeded the market price of the stock on the date of grant) exercised was $828,000 and $431,000, respectively.

Compensation cost, which was determined using the weighted average fair value at the date of grant, for options granted during 2006, was $4.87. The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model. The assumptions used were: an expected dividend of zero; an expected stock price volatility of 53%; a risk-free interest rate of 4.7%, and; expected lives of options of 6.3 years. As of December 31, 2006, there was $1,387,724 of unrecognized compensation expense related to nonvested option awards that is expected to be recognized over a weighted average period of 2.2 years.

The pro forma compensation cost, which was determined using the weighted average fair values at the date of grant, for options granted during 2005 and 2004 of $3.97 and $7.04 per share, respectively. The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Fiscal year
	2005	2004

Expected dividend	None	None
Expected stock price volatility	60%	63%
Risk-free interest rate	4.4%	3.6%
Expected lives of options	3 years	5 years

The estimated fair value of options granted is subject to the assumptions made, and if the assumptions change, the estimated fair value amounts could be significantly different.

 Included in general and administrative expenses on the consolidated statements of operations are stock compensation expense measured and recognized at $600,000 in 2006, $571,000 in 2005 and $6,000 in 2004. The $571,000 recognized in 2005 includes $562,000 of compensation expense related to stock options held by a former CEO. These stock options were expensed as part of a severance agreement with the former CEO.

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

The Company began granting market performance-vested stock awards to certain employees under the EIP in fiscal year 2006. These awards represent a right to receive a certain number of shares of common stock upon achievement of share price performance goals at the end of one-year, two-year and three-year periods. The first three performance periods end on December 20th 2008, 2009 and 2010, respectively. SFAS No. 123(R) requires that the valuation of market condition awards considers the likelihood that the market condition will be satisfied rather than assuming that the award is vested on the award date. Because the share-price compounded annual growth rate targets represent a more difficult threshold to meet before payout, with greater uncertainty that the market condition will be satisfied, these awards have a lower fair value than those that vest based solely on the passage of time. However, compensation expense is required to be recognized under SFAS No. 123(R) for an award regardless of when, if ever, the market condition is satisfied. We determined the fair value on the date of grant of $4.27, $4.48 and $4.78 for the awards with performance periods ending in 2008, 2009 and 2010, respectively. The fair value of each option grant was estimated on the date of grant using a stochastic model, under the following assumptions: an expected dividend of zero; expected stock price volatility of 25.7%, 32.2%, and 37.8% for the awards with performance periods ending in 2008, 2009, and 2010, respectively, and; risk-free interest rate of 4.9%, 4.6%, and 4.5% for the awards with performance periods ending in 2008, 2009, and 2010, respectively. The compensation associated with these shares is being expensed over the service period. The expected cost for all awards granted is based on the fair value on the date of grant, as it is the Company’s intent to settle these awards with shares of common stock. These stock awards are payable under the 1999 Stock Incentive Plan.

Restricted Stock Units - The following table summarizes restricted stock unit activity during the fiscal year 2006:

Restricted Stock Units (# of shares)
Outstanding at beginning of period	—
Awards granted	117,822
Awards forfeited	—
Shares vested	—

Nonvested shares at end of period	117,822

Weighted Average Grant Date Fair Value	$5.22

As of December 31, 2006, there was $524,407 of unrecognized compensation expense related to nonvested restricted stock unit awards that is expected to be recognized over a weighted average period of 1.96 years.

9.	RELATED PARTIES

The following is a listing of the Company’s related party transactions:

Craig Andrews, a Company director, is a shareholder in the law firm of Heller Ehrman, LLP, which serves as our legal counsel for general corporate and other matters. During fiscal 2006, 2005 and 2004, the Company paid Heller Ehrman, LLP $736,691, $466,427 and $226,360, respectively, for legal services.

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

Sheri Miksa, a Company director and President and CEO until she resigned December 19, 2005, received severance of $200,000 and had her stock options vesting schedule extended an additional 6 months. This extension created stock option expense of $562,000. Both amounts were expensed in fiscal 2005.

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

10.	NET INCOME (LOSS) PER SHARE

A reconciliation of basic and diluted net income (loss) per share in accordance with SFAS No. 128 is as follows (in thousands, except per share data):

	Fiscal Years
	2006	2005	2004
Numerator
Basic:
Net income (loss)	$(3,461)	$(228)	$3,040

Denominator
Basic:
Weighted average common shares outstanding	9,592	9,378	9,135
Diluted:

Effect of dilutive securities:
Common stock options	—	—	253
Total weighted average common and potential common shares outstanding	9,592	9,378	9,388
Net income (loss) per share:
Basic	$(0.36)	$(0.02)	$0.33
Diluted	$(0.36)	$(0.02)	$0.32

For fiscal years 2006 and 2005, common stock options of 15,958 and 268,119, respectively, were not included in the computation of diluted earnings per share as their impact would have been anti-dilutive.

11.	SEGMENT INFORMATION

The Company owns and operates high-quality, fast-casual Mexican restaurants under the name “Rubio’s Fresh Mexican Grill,” with restaurants primarily in California, Arizona, Nevada, Colorado and Utah. In accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” the Company currently considers its business to consist of one reportable operating segment.

12.	SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

The following is summarized unaudited quarterly financial data (in thousands, except per share data) for fiscal 2006 and 2005:

	Fiscal 2006
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total revenues	$35,083	$37,152	$38,754	$41,279
Operating income (loss)	$212	$572	$835	$(7,946)
Net income (loss)	$192	$439	$600	$(4,692)
Basic net income (loss) per share	$0.02	$0.05	$0.06	$(0.48)
Diluted net income (loss) per share	$0.02	$0.05	$0.06	$(0.48)

	Fiscal 2005
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total revenues	$33,757	$36,035	$36,514	$34,451
Operating income (loss)	$715	$1,220	$1,128	$(4,386)
Net income (loss)	$489	$909	$828	$(2,454)
Basic net income (loss) per share	$0.05	$0.10	$0.09	$(0.26)
Diluted net income (loss) per share	$0.05	$0.09	$0.09	$(0.26)

Operating income (loss) and net income (loss) per share is computed independently for each of the quarters presented and therefore may not sum to the annual amount for the year.

Included in general and administrative expense in the fourth quarter of 2006 was a charge for $8.0 million, for legal and related fees associated with the settlement of outstanding class action litigation (Note 6).

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