Form 10-Q
period 2007-03-31
RUBIOS RESTAURANTS INC
filed 2007-05-10
CIK 1082423

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the transition period from January 1, 2007 to April 1, 2007

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer, as defined in Rule 12b-2 of the Act.

Large accelerated filer ☐    Accelerated filer ☐  Non-accelerated filer ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

As of May 2, 2007, there were 9,824,852 shares of the Registrant's common stock, par value $0.001 per share, outstanding.

RUBIO’S RESTAURANTS, INC.

QUARTERLY REPORT ON FORM 10-Q

April 1, 2007

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

RUBIO’S RESTAURANTS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	April 1, 2007	December 31, 2006
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$5,790	$9,946
Other receivables	2,161	1,928
Inventory	2,211	1,380
Prepaid expenses	2,553	835
Deferred income taxes	2,589	1,752
Total current assets	15,304	15,841

PROPERTY, net	36,755	36,909
GOODWILL	519	519
LONG-TERM INVESTMENTS	3,088	3,048
OTHER ASSETS	528	537
DEFERRED INCOME TAXES	11,047	10,651

TOTAL	$67,241	$67,505

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$1,892	$2,283
Accrued expenses and other liabilities	13,742	14,937
Store closure accrual	83	84
Total current liabilities	15,717	17,304

STORE CLOSURE ACCRUAL	177	197
DEFERRED INCOME	189	200
DEFERRED RENT AND OTHER LIABILITIES	10,191	9,267
DEFERRED FRANCHISE REVENUE	35	35
Total liabilities	26,309	27,003

COMMITMENTS AND CONTINGENCIES (NOTE 4)

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.001 par value, 5,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.001 par value, 35,000,000 shares authorized, 9,793,491 issued and outstanding in 2007 and 2006	10	10
Paid-in capital	48,957	48,637
Accumulated deficit	(8,035)	(8,145)
Total stockholders’ equity	40,932	40,502

TOTAL	$67,241	$67,505

See accompanying notes to consolidated financial statements-unaudited.

RUBIO’S RESTAURANTS, INC.
CONSOLIDATED STATEMENTS OF INCOME - UNAUDITED
(In thousands, except per share data)

	13 Weeks Ended
	April 1, 2007	March 26, 2006
REVENUES:
Restaurant sales	$40,946	$35,027
Franchise and licensing revenues	33	56
TOTAL REVENUES	40,979	35,083

COSTS AND EXPENSES:
Cost of sales	11,761	9,537
Restaurant labor	13,583	11,552
Restaurant occupancy and other	9,325	8,556
General and administrative expenses	3,849	3,319
Depreciation and amortization	2,207	1,860
Pre-opening expenses	—	33
Loss on disposal/sale of property	18	14
TOTAL COSTS AND EXPENSES	40,743	34,871

OPERATING INCOME	236	212

OTHER INCOME:
Interest and investment income, net	103	101

INCOME BEFORE INCOME TAXES	339	313
INCOME TAX EXPENSE	143	121
NET INCOME	$196	$192

NET INCOME PER SHARE:
Basic and Diluted	$0.02	$0.02

SHARES USED IN CALCULATING NET INCOME PER SHARE:
Basic	9,793	9,437

Diluted	9,833	9,634

See accompanying notes to consolidated financial statements-unaudited.

RUBIO’S RESTAURANTS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
(In thousands, except share data)

	Common Stock		Paid-in-	Accumulated	Total Stockholders’	Total Comprehensive
	Shares	Amount	Capital	Deficit	Equity	Income
Balance, January 1, 2007	9,793,491	$10	$48,637	$(8,145)	$40,502	$—
Cumulative effect of
adoption of FIN 48 (Note 6)	—	—	—	(86)	(86)	—
Balance, January 1, 2007, as adjusted	9,793,491	10	48,637	(8,231)	40,416	—
Exercise of common stock options, including related tax benefit	—	—	23	—	23	—
Compensation expense - common stock options	—	—	297	—	297	—
Net income	—	—	—	196	196	196
Balance, April 1, 2007	9,793,491	$10	$48,957	$(8,035)	$40,932	$196

See accompanying notes to consolidated financial statements.

RUBIO’S RESTAURANTS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED
(In thousands)

	13 Weeks Ended
	April 1, 2007	March 26, 2006
OPERATING ACTIVITIES:
Net income	$196	$192
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	2,207	1,860
Share-based compensation expense	297	96
Tax benefit from share-based compensation	(21)	(3)
Loss on disposal/sale of property	18	14
Provision for deferred income taxes	(201)	(464)
Changes in assets and liabilities:
Other receivables	(233)	525
Inventory	(831)	273
Prepaid expenses	(1,718)	(60)
Other assets	9	(50)
Accounts payable	(391)	(407)
Accrued expenses and other liabilities	(1,195)	1,410
Store closure accrual	(21)	(20)
Deferred income	(11)	10
Deferred rent and other liabilities	(194)	(253)
Deferred franchise revenue	—	35
Net cash provided by (used in) operating activities	(2,089)	3,158

INVESTING ACTIVITIES:
Purchases of property	(1,171)	(1,038)
Purchases of leasehold improvements	(900)	(1,184)
Purchases of investments	(40)	(3,048)
Maturities of investments	—	6,742
Net cash provided by (used in) investing activities	(2,111)	1,472

FINANCING ACTIVITIES:
Proceeds from exercise of common stock options	23	81
Excess tax benefits from share-based compensation	21	3
Net cash provided by financing activities	44	84

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(4,156)	4,714
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	9,946	8,022
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$5,790	$12,736

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for income taxes	$170	$—

See accompanying notes to consolidated financial statements-unaudited.

RUBIO’S RESTAURANTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial information has been prepared by Rubio’s Restaurants, Inc. and its wholly-owned subsidiary, Rubio’s Restaurants of Nevada, Inc. (collectively, the “Company”) without audit and reflects all adjustments, consisting of normal and recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations for the interim periods. The consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles and in accordance with the regulations of the Securities and Exchange Commission (“SEC”). Accordingly, certain information and note disclosures normally included in complete financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules and regulations. These unaudited consolidated financial statements and related notes should be read in conjunction with the consolidated financial statements and related notes for the fiscal year ended December 31, 2006 included in the Company’s annual report on Form 10-K and the review of our more critical accounting policies identified under the caption “Critical Accounting Policies” in that report. Results for the interim periods presented in this report are not necessarily indicative of results which may be reported for any other interim period or for the entire fiscal year.

New Accounting Standards

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with the FASB’s Statement No. 109, “Accounting for Income Taxes” (“FAS 109”). FIN 48 provides guidance on the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. On January 1, 2007, the Company adopted FIN 48 and the impact on the Company’s consolidated financial statements is described in Note 6.

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

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measures" ("SFAS 157"). SFAS 157 defines fair value, establishes a framework for measuring fair value and enhances disclosures about fair value measures required under other accounting pronouncements, but does not change existing guidance as to whether or not an instrument is carried at fair value. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, the year beginning December 31, 2007 for the Company. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial statements.

RUBIO’S RESTAURANTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

2. CONSOLIDATED BALANCE SHEETS DETAIL

Consolidated Balance Sheets detail as of April 1, 2007 and December 31, 2006, respectively (in thousands) are as follows:

	April 1, 2007	December 31, 2006
OTHER RECEIVABLES:
Tenant improvement receivables	$189	$255
Beverage usage receivables	251	256
Interest receivable	35	42
Credit card	1,138	846
Other	548	529
Total	$2,161	$1,928

INVESTMENTS:
Money Market	$3,088	$3,048
Less: Short-term investments	—	—
Long-term investments	$3,088	$3,048

PROPERTY - Net:
Building and leasehold improvements	$53,052	$52,161
Equipment and furniture	39,776	38,982
Construction in process and related costs	1,650	1,387
	94,478	92,530
Less: Accumulated depreciation and amortization	(57,723)	(55,621)
Total	$36,755	$36,909

ACCRUED EXPENSES AND OTHER LIABILITIES:
Compensation	$2,643	$2,764
Workers’ compensation	2,529	2,629
Sales taxes	1,331	1,371
Vacation pay	893	795
Advertising	291	105
Franchise repurchase	—	440
Gift cards	766	1,097
Occupancy	939	1,019
Legal and settlement fees regarding class action litigation (Note 4)	2,745	3,041
Other	1,605	1,675
Total	$13,742	$14,937
DEFERRED RENT AND OTHER LIABILITIES:
Deferred rent	$2,628	$2,745
Deferred tenant improvement allowances	1,264	1,352
Legal and settlement fees regarding class action litigation (Note 4)	5,000	5,000
Taxes payable (Note 6)	1,133	—
Other	166	170
Total	$10,191	$9,267

3. STORE CLOSURE ACCRUAL

The components of the store closure accrual for the 13 weeks ended March 26, 2006 and April 1, 2007 were as follows (in thousands):

	Accrual Balance at December 25, 2005	Store Closure Expense	Store Closure Reversal	Usage	Accrual Balance at March 26, 2006
Accrual for stores closed in 2001	$272	$—	$—	$(15)	$257
Accrual for stores closed in
2002	275	—	—	17	292
Accrual for stores closed in 2005	288	—	—	(22)	266
Total store closure accrual	835	$—	$—	$(20)	815
Less: current portion	(179)				(201)
Non-current	$656				$614

RUBIO’S RESTAURANTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

	Accrual Balance at December 31, 2006	Store Closure Expense	Store Closure Reversal	Usage	Accrual Balance at April 1, 2007

Accrual for stores closed in 2001	$194	$—	$—	$(14)	$180
Accrual for stores closed in 2002	108	—	—	(7)	101
Accrual for stores closed in 2005	(21)	—	—	—	(21)
Total store closure accrual	281	$—	$—	$(21)	260
Less: current portion	(84)				(83)
Non-current	$197				$177

During the 13 weeks ended April 1, 2007 and March 26, 2006, there were no new store closures.

4. COMMITMENTS AND CONTINGENCIES

Litigation

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

5. NET INCOME PER SHARE

A reconciliation of basic and diluted income per share in accordance with SFAS No. 128, “Earnings Per Share,” is as follows (in thousands, except per share data):

	13 Weeks Ended
	April 1, 2007	March 26, 2006
Numerator
Net income	$196	$192

Denominator
Basic:
Weighted average common shares outstanding	9,793	9,437
Diluted:
Effect of dilutive securities:
Common stock options	40	197
Total weighted average common and potential common shares outstanding	9,833	9,634

Net income per share:
Basic and Diluted	$0.02	$0.02

RUBIO’S RESTAURANTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

For the 13 weeks ended April 1, 2007 and March 26, 2006, common stock options of 685,459 and 571,537 respectively, were not included in the computation of diluted earnings per share as their impact would have been anti-dilutive.

6. INCOME TAXES

The Company adopted FIN 48 effective January 1, 2007 and as of the date of adoption had a total amount of unrecognized tax benefits of $1.3 million. Approximately $1.1 million of this total represented temporary differences (as defined in FAS 109) and resulted in additional deferred tax assets. The remaining balance of unrecognized tax benefits consisted primarily of accrued interest on these temporary differences. As of January 1, 2007, the amount of unrecognized tax benefits that, if recognized, would affect the Company's effective tax rate was $86,000. The Company recorded this amount as an adjustment to its opening retained earnings as of the adoption date.

The Company has historically classified interest and penalties on income tax liabilities as additional income tax expense and will continue to do so under FIN 48. As of January 1, 2007, the total amount of accrued interest and penalties in the Company’s balance sheet was $79,000.

As of January 1, 2007, it was reasonably possible that the total amount of the Company's unrecognized tax benefits would decrease by approximately $800,000 to $950,000 within the following twelve months. The statute of limitations in a major tax jurisdiction will close within the year, resulting in the resolution of a significant tax position related to the Company's deductions for workers’ compensation insurance.

As of January 1, 2007, the Company was not under examination by any major tax jurisdiction. However, subsequent to date of adoption, a major tax jurisdiction initiated an examination of the Company's 2003 and 2004 tax years.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements May Prove Inaccurate

This report on Form 10-Q and the documents incorporated herein by reference contain forward-looking statements based on our current beliefs, expectations, estimates and projections about our business and our industry. In some cases, you can identify forward-looking statements by terms such as believes, anticipates, estimates, expects, projections, may, potential, plan, continue or the negative of these terms or words of similar import. The forward-looking statements contained in this report involve known and unknown risks, uncertainties and other factors, including those listed under “Risk Factors” in Items 1A of Part II below and elsewhere in this report, and the other documents we file with the SEC, including our most recent reports on Form 8-K and our Annual Report on Form 10-K for the year ending December 31, 2006. As a result of these risks and uncertainties, our actual results or performance may differ materially from any future results or performance expressed or implied by the forward-looking statements. These forward-looking statements represent beliefs and assumptions only as of the date of this report. We undertake no obligation to release publicly the results of any revisions or updates to these forward-looking statements to reflect events or circumstances arising after the date of this report. that may cause our actual results to be materially different from those expressed in or implied by these statements.

Overview

We opened our first restaurant under the name “Rubio’s, Home of the Fish Taco” in 1983. As of April 26, 2007, we have grown to 165 restaurants, including 161 Company-operated, three licensed locations and, one franchised location. The number of Company-operated restaurants reflects our decision in April 2007 to not renew the lease on one Company-operated restaurant. We position our restaurants in the high-quality, fresh and distinctive fast-casual Mexican cuisine segment of the restaurant industry. Our business strategy is to become a leading brand in this industry segment.

During 2006 and into the first quarter of 2007, we continued to focus on ways to improve our economic model. We believe that shifting our focus to great taste rather than price and increasing the price of our combo meals were two key drivers for our sales growth during the first quarter of 2007. In addition, we priced products featured during our promotional events at higher points. We also invested in research to better understand our guests’ needs and how we compare to our competition. We have commenced a number of additional initiatives with the goal of improving to-go orders and catering from a guest convenience view point as well as multiple in-restaurant programs to improve overall service and satisfaction.

Revenues in the first quarter of 2007 increased by 16.8% to $41.0 million. Comparable store sales increased 8.3%, driven primarily by a 7.8% higher check average due to the promotional events featured in the quarter versus last year’s first quarter as well as price increases taken in October 2006 and January 2007. Our average unit volume increased to $1,002,000. We are also preparing to implement major enhancements in our to-go, delivery and catering program that include improved packaging, product offerings, order processing and order fulfillment that we believe will make our program more convenient and attractive for our guests.

On the cost and expense side of our business, we experienced increases in both cost of sales and labor as a percentage of restaurant sales, while better leveraging restaurant occupancy and other costs. Our restaurant operating cash flow margins declined to 15.3% from 15.4%. Increases in product costs were for fish, tortillas, avocados and beverage syrup. Increases in labor costs were due to minimum wage increases and reduced turnover for restaurant managers. We will be implementing another price increase in mid-May to help mitigate some of these cost increases.

General and administrative costs have increased since the first quarter of last year as we continue to build for the future; however, declined slightly as a percentage of revenue. There were no unusual expenses included in the first quarter of 2007 that would be considered one-time in nature.

We did not open any new restaurants in the first quarter. We plan to open a total of 16 to 20 new restaurants during the rest of fiscal 2007. Future restaurant growth is targeted at 10% to 15% per year for the next three to five years.

Results of Operations

All comparisons in the following section refer to the 13-week period ended April 1, 2007 and the 13-week period ended March 26, 2006, unless otherwise indicated.

The following table sets forth our operating results, expressed as a percentage of total revenues, with respect to certain items included in our statements of income.

	13 Weeks Ended
	April 1, 2007	March 26, 2006
Total revenues	100.0%	100.0%
Costs and expenses:
Cost of sales (1)	28.7	27.2
Restaurant labor (1)	33.2	33.0
Restaurant occupancy and other (1)	22.8	24.4
General and administrative expenses	9.4	9.5
Depreciation and amortization	5.4	5.3
Pre-opening expenses	0.0	0.1
Operating income	0.6	0.6
Other income	0.3	0.3
Income before income taxes	0.8	0.9
Income tax expense	0.3	0.3
Net income	0.5	0.5

(1) As a percentage of restaurant sales

The following table summarizes the number of restaurants:

	April 1, 2007	March 26, 2006
Company-operated	162	150
Franchised	1	5
Licensed	3	3
Total	166	158

Revenues

Total revenues were $41.0 million in the first quarter of 2007 as compared to $35.1 million in the first quarter of 2006. The quarter-to-quarter increase in revenue of $5.9 million was primarily the result of two factors: first, nine restaurant openings in fiscal 2006 and five restaurants that we acquired from franchisees in 2006 contributed sales of $2.9 million; and second, increased comparable store sales of 8.3% contributed $3.0 million. The first quarter comparable store sales increase was due to an increase in average check size of 7.8% and an increase in transactions of 0.5%.

Costs and Expenses

Cost of sales as a percentage of restaurant sales increased to 28.7% in the first quarter of 2007, compared to 27.2% in the first quarter of 2006. The percentage increase in the first quarter of 2007 as compared with the first quarter of 2006 is a direct result of higher seafood costs due to increased demand and reduced supply, as well as the Company completing the transition of our stores from pre-cut fish purchases to a pre-battered fish product during the second quarter of 2006. Additionally, avocado costs spiked due to the majority of the supply being lost due to freezing weather in Janaury. The escalation of gasoline prices and increased ethanol sourcing is increasing the cost of corn which is directly tied to the costs of chicken, steak and tortillas. The cost of beverage syrup also increased by 7%. Lastly, the cost of transporting food supplies to our distributors has increased and this cost is passed through to us.

Restaurant labor as a percentage of sales increased to 33.2% in the first quarter of 2007, compared to 33.0% in the first quarter of 2006. The increase in labor is primarily due to minimum wage increases effective at the beginning of the year and reduced turnover at the manager level. We believe lower turnover contributed to the increase in revenues.

Restaurant occupancy and other costs as a percentage of restaurant sales decreased to 22.8% in the first quarter of 2007 compared to 24.4% in the first quarter 2006. The decrease as a percentage of revenues is primarily due to the leveraging of the fixed costs that are included in this line item.

General and administrative expenses were $3.8 million and 9.4% of revenues in the first quarter of 2007 compared to $3.3 million and 9.5% of revenues in the first quarter of 2006. The dollar increase is primarily due to additional head count added during 2006 and stock compensation expense of $297,000 in the first quarter of 2007 compared to $96,000 in the first quarter of 2006.

Depreciation and amortization was $2.2 million in the first quarter of 2007 compared to $1.9 million in the first quarter of 2006. The increase is primarily due to the addition of 9 restaurants built in 2006 and additions related to the Company-wide re-image program.

Pre-opening expenses decreased to zero in the first quarter of 2007, compared to $33,000 in the first quarter of 2006. We had no new restaurant openings in the first quarter in 2007, compared to one in the first quarter of 2006.

Loss on disposal/sale of property increased to $18,000 in the first quarter of 2007, compared to $14,000 in the first quarter of 2006.

Other income increased slightly to $103,000 in 2007, compared to $101,000 in 2006. Decreases in cash were offset by increased interest rates.

The income tax provisions reflect the projected annual tax rates of 38.8% in 2007 and 38.7% in 2006. We report interest accruals under FIN 48 as additional income tax expense and, for the first quarter, we accrued $14,000 of interest. This FIN 48 interest increased the quarterly rate to 42.2% The final 2007 annual tax rate cannot be determined until the end of the fiscal year. As a result, the actual rate could differ from our current estimate.

Liquidity and Capital Resources

Since we became public in 1999, we have funded our capital requirements primarily through cash flows from operations. We used $2.1 million in cash flows from operating activities for the 13 weeks ended April 1, 2007, and generated $3.2 million for the 13 weeks ended March 26, 2006.

Net cash used in investing activities was $2.1 million for the 13 weeks ended April 1, 2007 compared to net cash provided of $1.5 million for the 13 weeks ended March 26, 2006. Net cash used in investing activities for the 13 weeks ended April 1, 2007 included $2.1 million in capital expenditures. Net cash provided in investing activities for the 13 weeks ended March 26, 2006 consisted of $2.2 million in capital expenditures and $3.7 million in net investment activities.

Net cash provided by financing activities was $44,000 for the 13 weeks ended April 1, 2007 compared to net cash provided of $84,000 for the 13 weeks ended March 26, 2006. Financing activities in both periods consisted of proceeds from the exercise of common stock options, and related tax benefits.

In 2003, the Company obtained a letter of credit in the amount of $2.0 million related to the Company’s workers’ compensation insurance policy. The letter of credit is subject to automatic one year extensions from the expiration date and thereafter, unless notification is made prior to the expiration date. In December 2004, this letter of credit was increased to $2.9 million. The letter of credit was extended in October 2006. The Company was also required, under the terms of the letters of credit, to pledge collateral of $3.0 million in 2006.

We currently expect total capital expenditures in 2007 to be approximately $13 million to $15 million for restaurant openings, restaurant re-imaging, maintenance, and for corporate and information technology. We currently expect that future locations will generally cost between $550,000 and $600,000 per unit, excluding pre-opening expenses. Some units may exceed this range due to the area in which they are built and the specific requirements of the project. Pre-opening expenses are expected to average between $55,000 and $65,000 per restaurant, which includes approximately $20,000 to $30,000 of non-cash rent expense during the build-out period.

We believe that the anticipated cash flows from operations combined with our cash and cash equivalents of $5.8 million as of April 1, 2007 will be sufficient to satisfy our working capital needs, capital expenditure requirements and class action settlement obligations for the foreseeable future. Changes in our operating plans, changes in our expansion plans, lower than anticipated sales, increased expenses, potential acquisitions or other events may cause us to seek additional or alternative financing sooner than anticipated. Additional or alternative financing may not be available on acceptable terms, or at all. Failure to obtain additional or alternative financing as needed could have a material adverse effect on our business and results of operations.

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

We have several critical accounting policies, which were discussed in our 2006 Annual Report on Form 10-K, that are both important to the portrayal of our financial condition and results of operations and require management’s most difficult, subjective and complex judgments. Typically, the circumstances that make these judgments complex and difficult have to do with making estimates about the effect of matters that are inherently uncertain.

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

Item 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of the end of the period covered by this report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report on Form 10-Q.

Change in Internal Control Over Financial Reporting

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

On March 19, 2007, we entered into a settlement agreement with the class action representatives to settle the consolidated action. Although we deny the allegations underlying the consolidated action, we have agreed to the proposed settlement to avoid significant legal fees, other expenses and management time that would have to be devoted to pursue a victory in litigation. The settlement, which received preliminary court approval on March 23, 2007, remains subject to final documentation and court approval. Under the settlement agreement, the parties have agreed to cooperate to obtain court approval of the settlement. The parties expect that the court will make its final decision in mid-2007. The settlement agreement will become effective and binding on the parties only if approved by the court. We can not assure you that the court will approve the settlement on the terms set forth in the settlement agreement, or at all. If the court does not approve the settlement, we intend to continue to vigorously defend against the consolidated action.

Item 1A. RISK FACTORS

An investment in our common stock involves a high degree of risk. You should consider carefully the risks and uncertainties described under Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2006 together with all other information contained or incorporated by reference in this report before you decide to invest in our common stock. The risks described in our annual report have not materially changed. If any of the risks described in this report or in our annual report actually occurs, our business, financial condition, results of operations and our future growth prospects could be materially and adversely affected. Under these circumstances, the trading price of our common stock could decline, and you may lose all or part of your investment.

Item 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable

Item 3: DEFAULTS UPON SENIOR SECURITIES

Not applicable

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of our stockholders during the quarter ended April 1, 2007.

Item 5. OTHER INFORMATION

Adoption of 10b5-1 Plans

On March 30, 2007, Ralph Rubio, our Chairman of the Board, and his two children, Ryan Rubio and Danielle Rubio, each adopted a stock trading plan for trading in our common stock in accordance with the guidelines specified by the SEC’s Rule 10b5-1 under the Securities Exchange Act of 1934, as amended. Plans adopted under Rule 10b5-1 allow a corporate insider to gradually diversify his or her holdings while minimizing any market effects of such trades by spreading them out over time and eliminating any market concern that such trades were made by the insider while in possession of material nonpublic information. Consistent with Rule 10b5-1, our insider trading policy permits our employees to implement Rule 10b5-1 trading plans provided that, among other things, they are not in possession of any material nonpublic information at the time they adopt such plans. Mr. Rubio will file Forms 4 evidencing sales under the plans as required under Section 16 of the Securities Exchange Act of 1934.

Each of these plans will be effective on June 1, 2007, and will continue for one year. Under these plans, the plan administrator will undertake to sell a specified number of shares on a set date during each three month period during the term of the plan, subject to a minimum stock price. The total number of shares that may be sold under Mr. Rubio’s plan is up to 10,000 shares during each of the first three three-month periods and up to 12,000 shares during the last three-month period under the plan. Up to 900 shares during each of the for three-month periods under the plan may be sold under the plans adopted by Mr. Rubio’s children These individuals will have no control over any sales under the plan and there is no assurance that any shares will be sold.

Standstill and Extension Agreements

On May 7, 2007, we entered into an Investors’ Rights Agreement Standstill and Extension Agreement (the “Amended Agreements”) with each of Rosewood Capital, L.P. (“Rosewood”) and Ralph Rubio, our chairman of the board of directors. Mr. Kyle A. Anderson, one of our directors, is managing director of Rosewood Associates L.P., the general partner of Rosewood. The Amended Agreements amend the registration rights originally granted to Rosewood and Mr. Rubio under an Amended and Restated Investors’ Rights Agreement (the “Original Agreement”), which we executed in 1997 in connection with private financings completed prior to our initial public offering. We previously amended the Original Agreement by entering into Investors’ Rights Agreement Standstill and Extension Agreements with Rosewood and Mr. Rubio in March 2004 and July 2005.

Under the Amended Agreements, we agreed, among other things, to: (i) extend the time period in which Rosewood and Mr. Rubio may exercise their registration rights under the Original Agreement to June 30, 2009; (ii) extend our obligation to keep a registration statement filed pursuant to a request made under the Original Agreement effective from 120 to 180 days; and (iii) eliminate our ability to postpone a registration request made under the Original Agreement, even if we previously effected a registration statement within a 6 month period of the request. The June 30, 2009 expiration date will be extended on a day-for-day basis for any deferral period we impose as discussed in Item (ii) in the following paragraph.

In consideration for these changes to the Original Agreement, Rosewood and Mr. Rubio each agreed, among other things, to: (i) not submit a request under the Original Agreement to register their common stock until June 30, 2007; (ii) allow us to postpone or suspend Rosewood’s and/or Mr. Rubio’s right to use a registration statement filed under the Original Agreement for two periods of up to 90 days each during any 12 month period if our board of directors determines that it would be detrimental to us and our stockholders due to the existence of a material event or development or potential material event or development involving our company that we would be obligated to disclose in such registration statement, which disclosure would be premature or otherwise inadvisable at such time or which the board of directors believes would have a material adverse effect on our company and our stockholders or would make the successful consummation of a material transaction significantly less likely; and (iii) the termination of their registration rights when their respective shares subject to the Original Agreement may be sold under Rule 144 during any 90-day period and they hold less than one percent of our then outstanding common stock.

In compliance with our policy regarding related party transactions, our audit committee evaluated the Amended Agreements and determined that entering into the Amended Agreements would be in the best interests of our company and our stockholders. Following the recommendation of the audit committee, our board of directors evaluated the Amended Agreements in executive session without the participation of Mr. Rubio and Mr. Anderson. After this evaluation, our board of directors approved the Amended Agreements and determined that entering into the Amended Agreements would be in the best interests of our company and its stockholders. Mr. Rubio and Mr. Anderson abstained from the vote by an board of directors.

Item 6. EXHIBITS

Set forth below is a list of the exhibits included as part of this quarterly report.

Exhibit No.	Description
3.1(1)	Third Amended and Restated Certificate of Incorporation.

3.2(2)	Restated Bylaws (Exhibit 3.4).

3.4(3)	Certificate of Amendment of the Bylaws (Exhibit 3.4).

4.1(2)	Specimen common stock certificate (Exhibit 4.1).

10.1(2)	Amended and Restated Investors’ Rights Agreement, dated November 19, 1997 (Exhibit 10.7).

10.2(2)	Amendment No. 1 to the Amended and Restated Investors’ Rights Agreement, dated December 31, 1997 (Exhibit 10.8).

10.3(2)	Amendment No. 2 to the Amended and Restated Investor’s Rights Agreement, dated May 1998 (Exhibit 10.9).

10.4(1)	Investors’ Rights Agreement Standstill and Extension Agreement between us and Rosewood Capital, L.P. dated March 12, 2004 (Exhibit 10.4).

10.5(4)	Investors’ Rights Agreement Standstill and Extension Agreement between us and Ralph Rubio, dated April 29, 2004 (Exhibit 10.1).

10.6(5)	Investors’ Rights Agreement Standstill and Extension Agreement between us and Rosewood Capital, L.P., dated July 28, 2005 (Exhibit 10.1).

10.7(5)	Investors’ Rights Agreement Standstill and Extension Agreement between us and Ralph Rubio, dated July 28, 2005 (Exhibit 10.2).

10.8	Investors’ Rights Agreement Standstill and Extension Agreement between us and Rosewood Capital, L.P., dated May 7, 2007.

10.9	Investors’ Rights Agreement Standstill and Extension Agreement between us and Ralph Rubio, dated May 7, 2007.

31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to our annual report on Form 10-K filed with the SEC on April 8, 2005.

(2)	Incorporated by reference to the above noted exhibit to our registration statement on Form S-1 (333-75087) filed with the SEC on March 26, 1999, as amended.

(3)	Incorporated by reference to our annual report on Form 10-K filed with the SEC on April 2, 2001.

(4)	Incorporated by reference to our quarterly report on Form 10-Q filed with the SEC on May 11, 2004.

(5)	Incorporated by reference to our current report on Form 8-K filed with the SEC on August 1, 2005.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 10, 2007	RUBIO'S RESTAURANTS, INC.

/s/ Dan Pittard
Dan Pittard President and Chief Executive Officer (principal executive officer)

/s/ John Fuller
John Fuller Chief Financial Officer (principal financial and accounting officer)