Form 10-Q
period 2007-07-01
RUBIOS RESTAURANTS INC
filed 2007-08-13
CIK 1082423

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the quarterly period ended July 1, 2007

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

As of August 2, 2007 there were 9,927,812 shares of the Registrant's common stock, par value $0.001 per share, issued and outstanding.

RUBIO’S RESTAURANTS, INC.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

RUBIO’S RESTAURANTS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	July 1, 2007	December 31, 2006
ASSETS	(unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$6,324	$9,946
Other receivables	2,939	1,928
Inventory	2,433	1,380
Prepaid expenses	2,395	835
Deferred income taxes	2,673	1,752
Total current assets	16,764	15,841

PROPERTY, net	37,168	36,909
GOODWILL	519	519
LONG-TERM INVESTMENTS	3,070	3,048
OTHER ASSETS	520	537
DEFERRED INCOME TAXES	11,385	10,651

TOTAL	$69,426	$67,505

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$1,834	$2,283
Accrued expenses and other liabilities	13,998	14,937
Store closure accrual	83	84
Total current liabilities	15,915	17,304

STORE CLOSURE ACCRUAL	157	197
DEFERRED INCOME	178	200
DEFERRED RENT AND OTHER LIABILITIES	10,401	9,267
DEFERRED FRANCHISE REVENUE	35	35
Total liabilities	26,686	27,003

COMMITMENTS AND CONTINGENCIES (NOTE 4)

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.001 par value, 5,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.001 par value, 35,000,000 shares authorized, 9,927,812 issued and outstanding in 2007, and 9,793,491 issued and outstanding in 2006	10	10
Paid-in capital	50,263	48,637
Accumulated deficit	(7,533)	(8,145)
Total stockholders’ equity	42,740	40,502

TOTAL	$69,426	$67,505

See notes to consolidated financial statements-unaudited.

RUBIO’S RESTAURANTS, INC.
CONSOLIDATED STATEMENTS OF INCOME - UNAUDITED
(In thousands, except per share data)

	13 Weeks Ended		26 Weeks Ended
	July 1, 2007	June 25, 2006	July 1, 2007	June 25, 2006
REVENUES:
Restaurant sales	$43,002	$37,068	$83,947	$72,095
Franchise and licensing revenues	46	84	80	140
TOTAL REVENUES	43,048	37,152	84,027	72,235

COSTS AND EXPENSES:
Cost of sales	12,258	10,363	24,019	19,900
Restaurant labor	13,777	11,867	27,361	23,420
Restaurant occupancy and other	9,661	8,869	18,984	17,424
General and administrative expenses	4,228	3,584	8,078	6,903
Depreciation and amortization	2,199	2,069	4,407	3,929
Pre-opening expenses	150	15	150	48
Store closure reversal	—	(247)	—	(247)
Loss on disposal/sale of property	32	60	50	74
TOTAL COSTS AND EXPENSES	42,305	36,580	83,049	71,451

OPERATING INCOME	743	572	978	784

OTHER INCOME:
Interest and investment income	96	130	199	231

INCOME BEFORE INCOME TAXES	839	702	1,177	1,015
INCOME TAX EXPENSE	(336)	(263)	(479)	(384)

NET INCOME	$503	$439	$698	$631

NET INCOME PER SHARE:
Basic	$0.05	$0.05	$0.07	$0.07

Diluted	$0.05	$0.05	$0.07	$0.07

SHARES USED IN CALCULATING NET INCOME PER SHARE:
Basic	9,874	9,508	9,834	9,472

Diluted	10,050	9,662	9,950	9,647

See notes to consolidated financial statements-unaudited.

RUBIO’S RESTAURANTS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY - UNAUDITED
(In thousands, except share data)

	Common Stock		Paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance, January 1, 2007	9,793,491	$10	$48,637	$(8,145)	$40,502
Cumulative effect of adoption of FIN 48 (Note 6)	—	—	—	(86)	(86)
Balance, January 1, 2007, as adjusted	9,793,491	10	48,637	(8,231)	40,416
Exercise of common stock options, including related tax benefit	134,321	—	1,051	—	1,051
Compensation expense - common stock options	—	—	575	—	575
Net income	—	—	—	698	698
Balance, July 1, 2007	9,927,812	$10	$50,263	$(7,533)	$42,740

See notes to consolidated financial statements-unaudited.

RUBIO’S RESTAURANTS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED
(In thousands)

	26 Weeks Ended
	July 1, 2007	June 25, 2006
OPERATING ACTIVITIES:
Net income	$698	$631
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	4,407	3,929
Share-based compensation expense	575	193
Tax benefit from share-based compensation	(250)	(8)
Loss on disposal/sale of property	50	74
Provision for deferred income taxes	(622)	(535)
Changes in assets and liabilities:
Other receivables	(1,011)	1,104
Inventory	(1,053)	305
Prepaid expenses	(1,560)	(121)
Other assets	17	(57)
Accounts payable	(449)	(187)
Accrued expenses and other liabilities	(939)	(139)
Store closure accrual	(41)	(308)
Deferred income	(22)	(12)
Deferred rent and other liabilities	15	(185)
Net cash provided by (used in) operating activities	(185)	4,684

INVESTING ACTIVITIES:
Purchases of property	(2,705)	(1,470)
Purchases of leasehold improvements	(2,011)	(4,165)
Purchases of investments	(114)	(3,073)
Maturities of investments	92	6,741
Net cash used in investing activities	(4,738)	(1,967)

FINANCING ACTIVITIES:
Proceeds from exercise of common stock options	1,051	689
Excess tax benefits from share-based compensation	250	8
Net cash provided by financing activities	1,301	697

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(3,622)	3,414
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	9,946	8,022
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$6,324	$11,436

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash received for income taxes	$(767)	$(850)

See notes to consolidated financial statements-unaudited.

RUBIO’S RESTAURANTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

New Accounting Pronouncements Adopted

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with the FASB’s Statement No. 109, “Accounting for Income Taxes” (“FAS 109”). FIN 48 provides guidance on the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures and transition. FIN 48 was effective for fiscal years beginning after December 15, 2006. On January 1, 2007, the Company adopted FIN 48 and the impact on the Company’s consolidated financial statements is described in Note 6.

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

Future Application of Accounting Pronouncements

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

In February 2007, the FASB issued SFAS No. 159 (“SFAS No. 159”), “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115”.  This statement permits companies to choose to measure many financial assets and liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in net income. This statement also establishes presentation and disclosure requirements to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 is effective for fiscal years beginning after November 15, 2007. We are currently assessing the impact of SFAS 159 on our consolidated financial statements.

RUBIO’S RESTAURANTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

2.	CONSOLIDATED BALANCE SHEETS DETAIL

Consolidated Balance Sheets detail as of July 1, 2007 and December 31, 2006, respectively (in thousands) are as follows:

	July 1, 2007	December 31, 2006
OTHER RECEIVABLES:
Tenant improvement receivables	$509	$255
Beverage usage receivables	253	256
Interest receivable	30	42
Credit card	1,148	846
Other	999	529
Total	$2,939	$1,928

PROPERTY, net:
Building and leasehold improvements	$53,767	$52,161
Equipment and furniture	40,646	38,982
Construction in process and related costs	2,028	1,387
	96,441	92,530
Less: Accumulated depreciation and amortization	(59,273)	(55,621)
Total	$37,168	$36,909

ACCRUED EXPENSES AND OTHER LIABILITIES:
Compensation	$3,167	$2,764
Workers’ compensation	2,522	2,629
Sales taxes	1,342	1,371
Vacation pay	913	795
Advertising	213	105
Franchise repurchase	—	440
Gift cards	728	1,097
Occupancy	981	1,019
Legal and settlement fees regarding class action litigation (Note 4)	2,631	3,041
Other	1,501	1,676
Total	$13,998	$14,937

DEFERRED RENT AND OTHER LIABILITIES:
Deferred rent	$2,602	$2,745
Deferred tenant improvement allowances	1,468	1,352
Legal and settlement fees regarding class action litigation (Note 4)	5,000	5,000
Taxes payable (Note 6)	1,133	—
Other	198	170
Total	$10,401	$9,267

RUBIO’S RESTAURANTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

3.	STORE CLOSURE ACCRUAL

The components of the store closure accrual for the 26 weeks ended June 25, 2006 and July 1, 2007 were as follows (in thousands):

	Accrual Balance at December 25, 2005	Store Closure Expense	Store Closure Reversal	Usage	Accrual Balance at June 25, 2006
Accrual for stores closed in 2001	$272	$—	$(24)	$(26)	$222
Accrual for stores closed in 2002	275	—	—	9	284
Accrual for stores closed in 2005	288	—	(223)	(44)	21
Total store closure accrual	835	$—	$(247)	$(61)	527
Less: current portion	(179)				(159)
Non-current	$656				$368

	Accrual Balance at December 31, 2006	Store Closure Expense	Store Closure Reversal	Usage	Accrual Balance at July 1, 2007
Accrual for stores closed in 2001	$194	$—	$—	$(27)	$167
Accrual for stores closed in 2002	108	—	—	(14)	94
Accrual for stores closed in 2005	(21)	—	—	—	(21)
Total store closure accrual	281	$—	$—	$(41)	240
Less: current portion	(84)				(83)
Non-current	$197				$157

4.	COMMITMENTS AND CONTINGENCIES

Litigation

The Company reached an agreement to settle its previously disclosed class action lawsuit related to how the Company classified certain employees under California overtime laws. The lawsuit was similar to numerous lawsuits filed against restaurant operators, retailers and others with operations in California.

The settlement agreement, which was approved by the court on June 28, 2007, provides for a settlement payment of $7.5 million payable in three installments. The first $2.5 million installment is due on or before September 3, 2007. The second $2.5 million installment is due on or before December 28, 2008. The third and final installment of $2.5 million is due on or before June 28, 2010.

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

RUBIO’S RESTAURANTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

5.	NET INCOME PER SHARE

A reconciliation of basic and diluted income per share in accordance with SFAS No. 128, “Earnings Per Share,” is as follows (in thousands, except per share data):

	13 Weeks Ended		26 Weeks Ended
	July 1, 2007	June 25, 2006	July 1, 2007	June 25, 2006
Numerator
Net income	$503	$439	$698	$631

Denominator
Basic:
Weighted average common shares outstanding	9,874	9,508	9,834	9,472
Diluted:
Effect of dilutive securities:
Common stock options	176	154	116	175
Total weighted average common and potential common shares outstanding	10,050	9,662	9,950	9,647

Net income per share:
Basic and Diluted	$0.05	$0.05	$0.07	$0.07

For the 13 and 26 weeks ended July 1, 2007, common stock options of 356,259 and 483,784, respectively, were not included in the computation of diluted earnings per share as their impact would have been anti-dilutive. For the 13 and 26 weeks ended June 25, 2006, common stock options of 687,425 and 649,652, respectively, were not included in the computation of diluted earnings per share as their impact would have been anti-dilutive.

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

The Company has historically classified interest and penalties on income tax liabilities as additional income tax expense and will continue to do so under FIN 48. As of January 1, 2007, the total amount of accrued interest and penalties in the Company’s balance sheet was $79,000. The Company accrued additional interest of $29,000 year-to-date through the second quarter of 2007.

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

RUBIO’S RESTAURANTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

7.	INVESTMENTS

Long-term investments valued at $3.1 million at July 1, 2007 and $3.0 million at December 31, 2006 are restricted cash, pledged as collateral for a standby letter of credit related to the Company’s workers’ compensation policy. These investments are composed primarily of money market accounts and certificates of deposit. These pledged collateral accounts are invested in one year durations or less, but are classified on our consolidated balance sheet as long-term assets because these investments are restricted, automatically renewed and reinvested each year. This cash will not be used within a year.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements May Prove Inaccurate

This report on Form 10-Q and the documents incorporated herein by reference contain forward-looking statements based on our current beliefs, expectations, estimates and projections about our business and our industry. In some cases, you can identify forward-looking statements by terms such as believes, anticipates, estimates, expects, projections, may, potential, plan, continue or the negative of these terms or words of similar import. The forward-looking statements contained in this report involve known and unknown risks, uncertainties and other factors, including those listed under “Risk Factors” in Items 1A of Part II below and elsewhere in this report, and the other documents we file with the SEC, including our most recent reports on Form 8-K and our Annual Report on Form 10-K for the year ended December 31, 2006. As a result of these risks and uncertainties, our actual results or performance may differ materially from any future results or performance expressed or implied by the forward-looking statements. These forward-looking statements represent beliefs and assumptions only as of the date of this report. We undertake no obligation to release publicly the results of any revisions or updates to these forward-looking statements to reflect events or circumstances arising after the date of this report that may cause our actual results to be materially different from those expressed in or implied by these statements.

Overview

We opened our first restaurant under the name “Rubio’s, Home of the Fish Taco” in 1983. As of July 1, 2007, we have grown to 167 restaurants, including 163 Company-operated, three licensed locations and one franchised location. The number of Company-operated restaurants reflects our decision in April 2007 to not renew the lease on one Company-operated restaurant. We position our restaurants in the high-quality, fresh and distinctive fast-casual Mexican cuisine segment of the restaurant industry. Our business goal is to become a leading brand in this industry segment.

We believe that our shift in focus to great taste rather than price and increasing the price of our combo meals were two key drivers for our sales growth during the first and second quarters of 2007. In addition, we priced products featured during our promotional events at higher price-points. In mid-July, we rolled out Rubio’s A-Go-Go, which features major enhancements in our to-go, delivery and catering program that include improved packaging, product offerings, order processing and order fulfillment that we believe will make our program more convenient and attractive for our guests. We continue to focus on ways to improve our unit-level economics and guest experience. We invested in a store-specific labor scheduling model that will help us better understand and control our labor costs. Our earlier investment in research to better understand our guests’ needs and how we compare to our competition has resulted in increasing guest satisfaction measures, as a result of implementing multiple in-restaurant programs to improve overall service and satisfaction.

Revenues for the quarter increased by 15.9% to $43.0 million in 2007, compared to $37.2 million in 2006. Year-to-date revenues in 2007 increased by 16.3% to $84.0 million. Comparable store sales in the second quarter increased 7.8%, driven primarily by a 10.5% higher check average due to the promotional events featured in the quarter versus last year’s second quarter as well as price increases taken in October 2006, January 2007, and May 2007. Transactions declined 2.5%, which we believe is in large part due to the loss of price-sensitive customers who were attracted to the low price specials offered in the prior year. Our average unit volume increased to $1,023,000 as of July 1, 2007, compared to $964,000 as of June 25, 2006.

On the cost and expense side of our business, restaurant labor costs as a percentage of restaurant sales were the same on a quarterly basis, with a slight increase on a year-to-date basis. On both a quarter and year-to-date basis, we experienced increases in cost of sales as a percentage of restaurant sales. Price increases were implemented in January and May of 2007, which has offset some of the product costs increases for fish, tortillas, avocados, cheese and beverage syrup, as well as the increase in the minimum wage which was effective January 1, 2007. However, our restaurant operating margins increased to 17.0% from 16.1% for the quarter and to 16.2% from 15.7% year-to-date. The quarter-to-quarter and year-to-date increases in restaurant operating margin were primarily due to lower restaurant occupancy and other costs as a percentage of sales, resulting from higher average unit volumes on a partially fixed cost base in this line item.

General and administrative costs have increased since the second quarter of last year as we continue to build for future growth; however, on a year-to-date basis, these costs have remained the same as a percentage of revenue. There were no unusual expenses included in the second quarter of 2007 that would be considered one-time in nature.

We opened 2 new restaurants in the second quarter of 2007. We plan to open a total of 14 to 16 new restaurants during the rest of fiscal 2007, including one new franchised location. Several restaurants are scheduled to open in December 2007 and could be delayed into 2008. Future restaurant growth is targeted at 10% to 15% per year for the next three to five years.

Results of Operations

All comparisons in the following section between 2007 and 2006 refer to the 13-week (“quarter”) and 26-week (“year-to-date”) periods ended July 1, 2007 and June 25, 2006, respectively, unless otherwise indicated.

The following table sets forth our operating results, expressed as a percentage of total revenues, with respect to certain items included in our statements of income.

	13 Weeks Ended		26 Weeks Ended
	July 1, 2007	June 25, 2006	July 1, 2007	June 25, 2006
Total revenues	100.0%	100.0%	100.0%	100.0%
Costs and expenses:
Cost of sales (1)	28.5	28.0	28.6	27.6
Restaurant labor (1)	32.0	32.0	32.6	32.5
Restaurant occupancy and other (1)	22.5	23.9	22.6	24.2
General and administrative expenses	9.8	9.6	9.6	9.6
Depreciation and amortization	5.1	5.6	5.2	5.4
Pre-opening expenses	0.3	—	0.2	0.1
Store closure reversal	—	0.7	—	0.3
Loss on disposal/sale of property	0.1	0.2	0.1	0.1
Operating income	1.7	1.5	1.2	1.1
Other income	0.2	0.3	0.2	0.3
Income before income taxes	1.9	1.9	1.4	1.4
Income tax expense	0.8	0.7	0.6	0.5
Net income	1.2	1.2	0.8	0.9

(1) As a percentage of restaurant sales

The following table summarizes the number of restaurants:

	July 1, 2007	June 25, 2006
Company-operated	163	153
Franchised	1	2
Licensed	3	3
Total	167	158

Revenues

Total revenues were $43.0 million in the second quarter of 2007 as compared to $37.2 million in the second quarter of 2006. Year-to-date revenues increased to $84.0 million in 2007, compared to $72.2 million in 2006. The second quarter-to-second quarter increase in revenue of $5.8 million was primarily the result of three factors: first, nine restaurant openings in fiscal 2006, two openings in second quarter of 2007, and five restaurants that we acquired from franchisees in 2006 contributed sales of $3.2 million; second, increased comparable store sales of 7.8% contributed $2.9 million; and finally, one restaurant closure in the third quarter of 2006 and one in the second quarter of 2007 offset these increases by ($0.3) million. The second quarter comparable store sales increase was primarily due to an increase in average check size of 10.5%, offset by a decrease in transactions of 2.5%. On a year-to-date basis, the $11.8 million increase in revenue was primarily the result of these two factors and the increase in comparable store sales of 8.0%.

Costs and Expenses

Cost of sales as a percentage of restaurant sales increased to 28.5% in the second quarter of 2007, compared to 28.0% in the second quarter of 2006. Year-to-date cost of sales was 28.6% of restaurant sales as compared to 27.6% for the same period last year. The percentage increase in the second quarter of 2007 as compared with the second quarter of 2006 is a direct result of higher seafood costs due to increased demand and reduced supply, as well as the Company completing the transition of our stores from pre-cut fish purchases to a pre-battered fish product during the second quarter of 2006. Additionally, avocado costs spiked due to a significant shortage in the supply as a result of the freezing weather in the Western U.S. in January. The escalation of gasoline prices and increased ethanol sourcing is increasing the cost of corn which is directly tied to the costs of chicken, steak and tortillas. The cost of cheese and beverage syrup also increased. Lastly, the cost of transporting food supplies to our distributors has increased and this cost is passed through to us. On a year-to-date basis, the same factors were prevalent.

Restaurant labor as a percentage of sales remained the same at 32.0% for both the second quarter of 2007 and the second quarter of 2006. Year-to-date restaurant labor increased slightly to 32.6% as compared to 32.5% in 2006. The year-to-date increase in labor is primarily due to the minimum wage increase effective at the beginning of the year and increased staffing levels at the restaurants. We believe the improved staffing also contributed to the increase in revenues.

Restaurant occupancy and other costs as a percentage of restaurant sales for the second quarter and year-to-date decreased to 22.5% and 22.6%, in 2007 compared to 23.9% and 24.2% in 2006. The quarter-to-quarter and year-to-date decreases are primarily due to higher average unit volumes on a partially fixed cost base.

General and administrative expenses were $4.2 million and 9.8% of revenues in the second quarter of 2007 compared to $3.6 million and 9.6% of revenues in the second quarter of 2006. Year-to-date general and administrative expenses increased to $8.1 million and 9.6% of revenue in 2007 compared to $6.9 million and 9.6% in 2006. The dollar increase is primarily due to additional head count added during 2006 and share-based compensation expense in the second quarter of 2007 of $277,000 compared to $97,000 in the second quarter of 2006. Year-to-date share-based compensation expense was $575,000 in 2007 compared to $193,000 in 2006.

Depreciation and amortization increased to $2.2 million and $4.4 million for the second quarter and year-to-date 2007, respectively, as compared with $2.1 million and $4.0 million for the same period in 2006. The increase in each period is primarily due to the addition of 9 restaurants built in 2006 and additions related to the Company-wide restaurant re-imaging program.

Pre-opening expenses increased to $150,000 in the second quarter of 2007, compared to $15,000 in the second quarter of 2006. We had two new restaurant openings at the end of the second quarter in 2007, compared to none in the second quarter of 2006. On a year-to-date basis, pre-opening expenses increased to $150,000 in 2007 from $48,000 in 2006.

Loss on disposal/sale of property was $32,000 in the second quarter of 2007 and $50,000 for year-to-date 2007, compared to $60,000 and $74,000 in 2006, respectively, for the same time period. The decrease in 2007 is due primarily to asset disposals related to our re-image program, which we actively started in 2006, and was substantially complete as of the end of the first quarter of this year.

Other income decreased to $96,000 for the second quarter and $199,000 year-to-date in 2007, as compared to $130,000 and $231,000 for the same time periods in 2006, respectively. Decreases in cash were offset in part by increased interest rates.

The income tax provisions reflect the projected annual tax rates of 38.3% in 2007 and 38.7% in 2006. We report interest accruals under FIN 48 as additional income tax expense and, we accrued $14,000 of interest for the second quarter of 2007 and $28,000 on a year-to-date basis. This FIN 48 interest increased the quarterly rate to 40.1% The final 2007 annual tax rate cannot be determined until the end of the fiscal year. As a result, the actual rate could differ from our current estimate.

Liquidity and Capital Resources

We used $185,000 in cash flow from operating activities for the 26 weeks ended July 1, 2007, and generated $4.7 million for the 26 weeks ended June 25, 2006. The decrease in cash flow from operating activities for the 26 weeks ended July 1, 2007 is due to changes in operating assets and liabilities, partially offset by increased net income and non-cash expenses, including depreciation, amortization and share-based compensation.

Net cash used in investing activities was $4.7 million for the 26 weeks ended July 1, 2007 compared to $2.0 million for the 26 weeks ended June 25, 2006. Net cash used in investing activities for the 26 weeks ended July 1 2007 included $4.7 million in capital expenditures. Net cash used in investing activities for the 26 weeks ended June 25, 2006 consisted of $5.6 million in capital expenditures and $3.6 million in net cash provided by investment activities.

Net cash provided by financing activities was $1.3 million for the 26 weeks ended July 1, 2007 compared to net cash provided of $697,000 for the 26 weeks ended June 25, 2006. Financing activities in both periods consisted of proceeds from the exercise of common stock options, and related tax benefits.

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

We currently expect total capital expenditures in 2007 to be approximately $13 million to $15 million for restaurant openings, restaurant re-imaging, maintenance, and corporate and information technology. We currently expect that future locations will generally cost between $550,000 and $600,000 per unit, excluding pre-opening expenses. Some units may exceed this range due to the area in which they are built and the specific requirements of the project. Pre-opening expenses are expected to average between $55,000 and $65,000 per restaurant, which includes approximately $20,000 to $30,000 of non-cash rent expense during the build-out period.

We believe that our cash and cash equivalents of $6.3 million as of July 1, 2007, combined with the anticipated cash flows from operations will be sufficient to satisfy our working capital needs, capital expenditure requirements and class action settlement obligations for at least the next twelve months based on our current operations. During the remainder of 2007, we intend to secure a credit facility or credit line in order to continue to support our restaurant expansion plans. We cannot assure you that we can secure a credit facility or credit line to support our expansion plans on acceptable terms, or at all. In addition, changes in our operating plans, changes in our expansion plans, lower than anticipated sales, increased expenses, potential acquisitions or other events may cause us to seek additional or alternative financing sooner than anticipated. Additional or alternative financing may not be available on acceptable terms, or at all. Failure to obtain additional or alternative financing as needed could have a material adverse effect on our business and results of operations.

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

Future Application of Accounting Pronouncements

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

In February 2007, the FASB issued SFAS No. 159 (“SFAS No. 159”), “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115”. This statement permits companies to choose to measure many financial assets and liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in net income. This statement also establishes presentation and disclosure requirements to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 is effective for fiscal years beginning after November 15, 2007. We are currently assessing the impact of SFAS 159 on our consolidated financial statements.

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

PART II - OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

During 2001, two similar class action lawsuits were filed against us. The lawsuits were eventually consolidated into one action. The consolidated action involved the issue of whether current and former employees in the general manager and assistant manager positions who worked in our California restaurants during specified time periods were misclassified as exempt and deprived of overtime pay. The consolidated complaint also asserted claims for alleged missed meal and rest breaks. In addition to unpaid overtime, these cases sought to recover waiting time penalties, interest, attorneys’ fees and other types of relief on behalf of the current and former employees that these former employees purported to represent.

On June 28, 2007, the court approved an agreement with the class action representatives to settle the consolidated action. The settlement agreement provides for a settlement payment of $7.5 million payable in three installments over the next 36 months.

In the ordinary course of our business, we become subject to lawsuits from time to time. As of the date of this report on Form 10-Q, we do not believe that any of our current litigation matters are material to the Company.

Item 1A. RISK FACTORS

An investment in our common stock involves a high degree of risk. You should consider carefully the risks and uncertainties described under Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2006 together with all other information contained or incorporated by reference in this report before you decide to invest in our common stock. The risks described in our annual report have not materially changed other than as set forth below. If any of the risks described in this report or in our annual report actually occurs, our business, financial condition, results of operations and our future growth prospects could be materially and adversely affected. Under these circumstances, the trading price of our common stock could decline, and you may lose all or part of your investment.

As discussed in Item 1 of Part II above, on June 28, 2007, the court approved our settlement agreement with the class action representatives to settle the consolidated class action lawsuits filed against us.   Based on the court’s approval of our settlement agreement, the risk factor titled “WE MAY NOT RECEIVE FINAL COURT APPROVAL FOR THE PROPOSED SETTLEMENT OF THE CONSOLIDATED CLASS ACTION LAWSUITS FILED AGAINST US RELATED TO CALIFORNIA EXEMPT EMPLOYEE LAWS, AND IF WE ARE REQUIRED TO CONTINUE LITIGATION, OUR BUSINESS MAY BE HARMED” contained in our Annual Report on Form 10-K for the year ended December 31, 2006 is no longer applicable.

Item 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable

Item 3: DEFAULTS UPON SENIOR SECURITIES

Not applicable

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of our stockholders during the quarter ended July 1, 2007.

Item 5. OTHER INFORMATION

None

Item 6. EXHIBITS

Set forth below is a list of the exhibits included as part of this quarterly report.

Exhibit No.	Description
3.1(1)	Third Amended and Restated Certificate of Incorporation.

3.2(2)	Restated Bylaws (Exhibit 3.4).

3.4(3)	Certificate of Amendment of the Bylaws (Exhibit 3.4).

4.1(2)	Specimen common stock certificate (Exhibit 4.1).

31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to our annual report on Form 10-K filed with the SEC on April 8, 2005.

(2)	Incorporated by reference to the above noted exhibit to our registration statement on Form S-1 (333-75087) filed with the SEC on March 26, 1999, as amended.

(3)	Incorporated by reference to our annual report on Form 10-K filed with the SEC on April 2, 2001.

*
 These certifications are being furnished solely to accompany this quarterly report pursuant to 18 U.S.C. Section 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934 and are not to be incorporated by reference into any filing of Rubio’s Restaurants, Inc., whether made before or after the date hereof, regardless of any general incorporation language in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RUBIO'S RESTAURANTS, INC.

Dated: August 13, 2007	/s/ Dan Pittard
Dan Pittard
President and Chief Executive Officer (principal executive officer)

Dated: August 13, 2007	/s/ Frank Henigman
Frank Henigman
Chief Financial Officer (principal financial and accounting officer)