Form 10-Q
period 2007-09-30
RUBIOS RESTAURANTS INC
filed 2007-11-13
CIK 1082423

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the quarterly period ended September 30, 2007

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
Yes ☐ No ☑

As of November 7, 2007, there were 9,949,761 shares of the Registrant's common stock, par value $0.001 per share, issued and outstanding.

RUBIO’S RESTAURANTS, INC.

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
RUBIO’S RESTAURANTS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	September 30, 2007	December 31, 2006
ASSETS	(unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$4,375	$9,946
Other receivables	3,214	1,928
Inventory	1,842	1,380
Prepaid expenses	2,599	835
Deferred income taxes	819	1,752
Total current assets	12,849	15,841

PROPERTY, net	37,724	36,909
GOODWILL	519	519
LONG-TERM INVESTMENTS	3,111	3,048
OTHER ASSETS	484	537
DEFERRED INCOME TAXES	12,296	10,651

TOTAL	$66,983	$67,505

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$1,529	$2,283
Accrued expenses and other liabilities	10,788	14,937
Store closure accrual	78	84
Total current liabilities	12,395	17,304

STORE CLOSURE ACCRUAL	123	197
DEFERRED INCOME	167	200
DEFERRED RENT AND OTHER LIABILITIES	10,372	9,267
DEFERRED FRANCHISE REVENUE	--	35
Total liabilities	23,057	27,003

COMMITMENTS AND CONTINGENCIES (NOTE 4)

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.001 par value, 5,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.001 par value, 35,000,000 shares authorized, 9,945,852 issued and outstanding in 2007, and 9,793,491 issued and outstanding in 2006	10	10
Paid-in capital	50,717	48,637
Accumulated deficit	(6,801)	(8,145)
Total stockholders’ equity	43,926	40,502

TOTAL	$66,983	$67,505

See notes to consolidated financial statements-unaudited.

RUBIO’S RESTAURANTS, INC.
CONSOLIDATED STATEMENTS OF INCOME - UNAUDITED
(In thousands, except per share data)

	13 Weeks Ended		39 weeks Ended
	September 30, 2007	September 24, 2006	September 30, 2007	September 24, 2006
REVENUES:
Restaurant sales	$43,906	$38,694	$127,853	$110,788
Franchise and licensing revenues	87	60	168	200
TOTAL REVENUES	43,993	38,754	128,021	110,988

COSTS AND EXPENSES:
Cost of sales	12,706	10,747	36,724	30,648
Restaurant labor	13,756	11,839	41,117	35,258
Restaurant occupancy and other	10,082	9,287	29,067	26,709
General and administrative expenses	3,762	3,716	11,840	10,620
Depreciation and amortization	2,212	2,028	6,619	5,957
Pre-opening expenses	178	188	328	236
Store closure reversal	(19)	--	(19)	(247)
Loss on disposal/sale of property	66	114	116	189
TOTAL COSTS AND EXPENSES	42,743	37,919	125,792	109,370
OPERATING INCOME	1,250	835	2,229	1,618

OTHER INCOME:
Interest and investment income	90	111	289	343
INCOME BEFORE INCOME TAXES	1,340	946	2,518	1,961
INCOME TAX EXPENSE	(608)	(346)	(1,088)	(730)

NET INCOME	$732	$600	$1,430	$1,231

NET INCOME PER SHARE:
Basic	$0.07	$0.06	$0.14	$0.13

Diluted	$0.07	$0.06	$0.14	$0.13

SHARES USED IN CALCULATING NET INCOME PER SHARE:
Basic	9,937	9,627	9,868	9,524

Diluted	10,019	9,627	9,958	9,579

See notes to consolidated financial statements-unaudited.

RUBIO’S RESTAURANTS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY - UNAUDITED
(In thousands, except share data)

					Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance, January 1, 2007	9,793,491	$10	$48,637	$(8,145)	$40,502
Cumulative effect of adoption of FIN 48 (Note 6)	—	—	—	(86)	(86)
Balance, January 1, 2007, as adjusted	9,793,491	10	48,637	(8,231)	40,416
Exercise of common stock options, including related tax benefit	152,361	—	1,191	—	1,191
Compensation expense - common stock options	—	—	889	—	889
Net income	—	—	—	1,430	1,430
Balance, September 30, 2007	9,945,852	$10	$50,717	$(6,801)	$43,926

See notes to consolidated financial statements-unaudited.

RUBIO’S RESTAURANTS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED
(In thousands)

	39 weeks Ended
	September 30, 2007	September 24, 2006
OPERATING ACTIVITIES:
Net income	$1,430	$1,231
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,619	5,957
Share-based compensation expense	889	338
Tax benefit from share-based compensation	(281)	(8)
Loss on disposal/sale of property	116	189
Provision for deferred income taxes	223	(748)
Changes in assets and liabilities:
Other receivables	(1,286)	540
Inventory	(462)	480
Prepaid expenses	(1,764)	(392)
Other assets	53	(124)
Accounts payable	(754)	(297)
Accrued expenses and other liabilities	(4,149)	441
Store closure accrual	(80)	(369)
Deferred income	(33)	(34)
Deferred rent and other liabilities	84	(96)
Deferred franchise income	(35)	--
Net cash provided by operating activities	570	7,108

INVESTING ACTIVITIES:
Purchases of property	(4,404)	(5,991)
Purchases of leasehold improvements	(3,146)	(3,527)
Purchases of investments	(154)	(3,098)
Maturities of investments	91	6,809
Net cash used in investing activities	(7,613)	(5,807)

FINANCING ACTIVITIES:
Proceeds from exercise of common stock options	1,191	2,186
Excess tax benefits from share-based compensation	281	8
Net cash provided by financing activities	1,472	2,194

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(5,571)	3,495
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	9,946	8,022
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$4,375	$11,517

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash (paid) received for income taxes	$(767)	$185

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115” (“SFAS No. 159”).  This statement permits companies to choose to measure many financial assets and liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in net income. This statement also establishes presentation and disclosure requirements to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 is effective for fiscal years beginning after November 15, 2007. We are currently assessing the impact of SFAS 159 on our consolidated financial statements.

RUBIO’S RESTAURANTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

2. CONSOLIDATED BALANCE SHEETS DETAIL

Consolidated Balance Sheets detail as of September 30, 2007 and December 31, 2006, respectively (in thousands) are as follows:

	September 30, 2007	December 31, 2006
OTHER RECEIVABLES:
Tenant improvement receivables	$433	$255
Beverage usage receivables	277	256
Interest receivable	26	42
Credit card	1,186	846
Other	1,292	529
Total	$3,214	$1,928

PROPERTY, net:
Building and leasehold improvements	$54,812	$52,161
Equipment and furniture	41,195	38,982
Construction in process and related costs	2,676	1,387
	98,683	92,530
Less: Accumulated depreciation and amortization	(60,959)	(55,621)
Total	$37,724	$36,909

ACCRUED EXPENSES AND OTHER LIABILITIES:
Compensation	$2,219	$2,764
Workers’ compensation	2,664	2,629
Sales taxes	1,286	1,371
Vacation pay	887	795
Advertising	292	105
Franchise repurchase	—	440
Gift cards	689	1,097
Occupancy	1,062	1,019
Legal and settlement fees regarding class action litigation (Note 4)	5	3,041
Other	1,684	1,676
Total	$10,788	$14,937

DEFERRED RENT AND OTHER LIABILITIES:
Deferred rent	$2,558	$2,745
Deferred tenant improvement allowances	1,538	1,352
Legal and settlement fees regarding class action litigation (Note 4)	5,000	5,000
Taxes payable (Note 6)	1,079	—
Other	197	170
Total	$10,372	$9,267

RUBIO’S RESTAURANTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

3. STORE CLOSURE ACCRUAL

The components of the store closure accrual for the 39 weeks ended September 24, 2006 and September 30, 2007 were as follows (in thousands):

	Accrual Balance at December 25, 2005	Store Closure Expense	Store Closure Reversal	Usage	Accrual Balance at September 24, 2006

Accrual for stores closed in 2001	$272	$—	$(24)	$(40)	$208
Accrual for stores closed in 2002	275	—	—	1	276
Accrual for stores closed in 2005	288	—	(223)	(83)	(18)
Total store closure accrual	835	$—	$(247)	$(122)	466
Less: current portion	(179)				(134)
Non-current	$656				$332

	Accrual Balance at December 31, 2006	Store Closure Expense	Store Closure Reversal	Usage	Accrual Balance at September 30, 2007

Accrual for stores closed in 2001	$194	$—	$(19)	$(39)	$136
Accrual for stores closed in 2002	108	—	—	(22)	86
Accrual for stores closed in 2005	(21)	—	—	—	(21)
Total store closure accrual	281	$—	$(19)	$(61)	201
Less: current portion	(84)				(78)
Non-current	$197				$123

In the third quarter of 2007, an adjustment of $19,000 was made to the sub-lease income portion of the store closure accrual for one location, which closed in 2001.

4. COMMITMENTS AND CONTINGENCIES

Litigation

In March 2007, the Company reached an agreement to settle a class action lawsuit related to how it classified certain employees under California overtime laws. The lawsuit was similar to numerous lawsuits filed against restaurant operators, retailers and others with operations in California.  The settlement agreement, which was approved by the court in June 2007, provides for a settlement payment of $7.5 million payable in three installments.  The first $2.5 million installment was paid on August 31, 2007.  The second $2.5 million installment is due on or before December 28, 2008.  The third and final installment of $2.5 million is due on or before June 28, 2010.  The settlement resulted in a one-time pre-tax charge of $8.0 million in the fourth quarter of fiscal 2006, which includes the settlement amount and legal costs incurred related to this agreement.  The $8.0 million settlement liability was accrued on the consolidated balance sheet in “Accrued expenses and other liabilities” and “Deferred rent and other liabilities” in the amounts of $3.0 million and $5.0 million, respectively.

RUBIO’S RESTAURANTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

 A former employee of the Company filed a California state court action alleging that the Company failed to provide the former employee with certain meal and rest period breaks and overtime pay.  The parties moved the matter into arbitration, and the former employee amended the complaint to claim that the former employee represents a class of potential plaintiffs.  The amended complaint alleges that current and former shift leaders who worked in the Company's California restaurants during specified time periods worked off the clock and missed meal and rest breaks.  This case is still in the pre-class certification discovery stage, and no class has been certified. The Company denies the plaintiff’s claims, and intends to continue to vigorously defend this action.  Regardless of merit or eventual outcome, this arbitration may cause a diversion of our management's time and attention and the expenditure of legal fees and expenses.  An unfavorable outcome in this matter could have a material impact on our financial position and results of operations.

5. NET INCOME PER SHARE

A reconciliation of basic and diluted income per share in accordance with SFAS No. 128, “Earnings Per Share,” is as follows (in thousands, except per share data):

	13 Weeks Ended		39 weeks Ended
	September 30, 2007	September 24, 2006	September 30, 2007	September 24, 2006
Numerator
Net income	$732	$600	$1,430	$1,231

Denominator
Basic:
Weighted average common shares outstanding	9,937	9,627	9,868	9,524
Diluted:
Effect of dilutive securities:
Common stock options	82	—	90	55
Total weighted average common and potential common shares outstanding	10,019	9,627	9,958	9,579

Net income per share:
Basic	$0.07	$0.06	$0.14	$0.13
Diluted	$0.07	$0.06	$0.14	$0.13

For the 13 and 39 weeks ended September 30, 2007, common stock options of 450,808 and 487,926, respectively, were not included in the computation of diluted earnings per share as their impact would have been anti-dilutive. For the 13 and 39 weeks ended September 24, 2006, common stock options of 1,216,526 and 939,612, respectively, were not included in the computation of diluted earnings per share as their impact would have been anti-dilutive.

6. INCOME TAXES

The Company adopted FIN 48 effective January 1, 2007 and as of the date of adoption had a total amount of unrecognized tax benefits of $1.3 million. Approximately $1.1 million of this total represented temporary differences (as defined in FAS 109) and resulted in additional deferred tax assets. The remaining balance of unrecognized tax benefits consisted primarily of accrued interest on these temporary differences. As of January 1, 2007, the amount of unrecognized tax benefits, net of tax impact, that, if recognized, would affect the Company's effective tax rate was $86,000. The Company recorded this amount as an adjustment to its opening retained earnings as of the adoption date.

The Company has historically classified interest and penalties on income tax liabilities as additional income tax expense and will continue to do so under FIN 48. As of January 1, 2007, the total amount of accrued interest and penalties, net of tax impact, in the Company’s balance sheet was $79,000. The Company accrued additional interest of $58,000 year-to-date through the third quarter of 2007.

RUBIO’S RESTAURANTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

The income tax provisions reflect the projected annual tax rates of 43.2% in 2007 and 38.6% in 2006.  We report interest accruals under FIN 48 as additional income tax expense and, in the third quarter, we accrued $29,000 of additional interest.  We also reduced the effective state tax rate to reflect the shifting of operations to jurisdictions with no income tax or low income tax rates.  The result of this change was a one-time, unfavorable adjustment of $80,000 to the Company’s income tax provision for the revaluation of the Company’s state deferred tax asset at the lower effective state tax rate.  The total impact of these adjustments was an increase in the quarterly rate to 45.4%.  The final 2007 annual tax rate cannot be determined until the end of the fiscal year.  As a result, the actual rate could differ from our current estimate.

As previously disclosed, the Company had anticipated that unrecognized tax benefits for a significant tax position might decrease substantially as a result of the anticipated closure of the statute of limitations with respect to this matter. However, after further analysis of the nature of the tax position, the Company determined that the associated unrecognized tax benefits should remain outstanding. As of the third quarter, the Company was not aware of any other event that might significantly impact the balance of unrecognized tax benefits within the next twelve months.

As of January 1, 2007, the Company was not under examination by any major tax jurisdiction. However, subsequent to date of adoption, a major tax jurisdiction initiated an examination of the Company's 2003 and 2004 tax years. As of the third quarter, the examining jurisdiction had not communicated any potential adjustments to the Company’s tax liabilities.

7. INVESTMENTS

Long-term investments valued at $3.1 million at September 30, 2007 and $3.0 million at December 31, 2006 are restricted cash, pledged as collateral for a standby letter of credit related to the Company’s workers’ compensation policy. These investments are composed primarily of money market accounts and certificates of deposit. These pledged collateral accounts are invested with maturities of one year durations or less, but are classified on our consolidated balance sheets as long-term assets because these investments are restricted, automatically renewed and reinvested each year. These cash equivalents will not be used within a year.

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

Overview

We opened our first restaurant under the name “Rubio’s, Home of the Fish Taco” in 1983. As of September 30, 2007, we have grown to 171 restaurants, including 166 Company-operated locations, three licensed locations and two franchised locations. The number of Company-operated restaurants reflects our decision in April 2007 to not renew the lease on one Company-operated restaurant. We position our restaurants in the high-quality, fresh and distinctive fast-casual Mexican cuisine segment of the restaurant industry. Our business goal is to become a leading brand in this industry segment.

We believe that our shift in focus to great taste rather than price and increasing the price of our combo meals were two key drivers for our sales growth during the first three quarters of 2007. In addition, we priced products featured during our promotional events at higher price-points. In mid-July, we rolled out Rubio’s A-Go-Go, which features major enhancements in our to-go, delivery and catering program that include improved packaging, product offerings, order processing and order fulfillment that we believe will make our program more convenient and attractive for our guests. We continue to focus on ways to improve our unit-level economics and guest experience. We invested in a store-specific labor scheduling model that will help us better understand and control our labor costs. Our earlier investment in research to better understand our guests’ needs and how we compare to our competition has resulted in increasing guest satisfaction measures, as a result of implementing multiple in-restaurant programs to improve overall service and satisfaction.

Revenues for the quarter increased by 13.5% to $44.0 million in 2007, compared to $38.8 million in 2006. Year-to-date revenues in 2007 increased by 15.3% to $128.0 million. Comparable store sales in the third quarter increased 7.1%, driven primarily by a 9.4% higher check average due to the promotional events featured in the quarter versus last year’s third quarter as well as price increases taken in October 2006, January 2007, and May 2007. Transactions declined 2.1%, which we believe is in large part due to the loss of price-sensitive customers who were attracted to the low price specials offered in the prior year. Our average unit volume for stores opened at least twelve periods increased to $1,032,000 as of September 30, 2007, compared to $966,000 as of September 24, 2006.

On both a quarter and year-to-date basis, we experienced an increase in cost of sales as a percentage of restaurant sales. This increase is primarily due to product cost increases for fish, tortillas, avocados, cheese and beverage syrup, as well as cost increases related to the Company’s transition to the use of zero trans fat oil during the third quarter of 2007. The previously mentioned price increases, combined with an additional increase in October 2007, are expected to offset the increase in product costs. Restaurant labor cost as a percentage of restaurant sales for the quarter increased to 31.3% in 2007 from 30.6% in 2006. The third quarter of last year benefited from a $365,000 adjustment to workers’ compensation reserves, which improved restaurant operating margins by 90 basis points. Year-to-date, restaurant labor costs were 32.2% and 31.8% in 2007 and 2006, respectively. These labor cost increases are primarily due to an increase in the minimum wage in January 2007. Our restaurant operating margins decreased to 16.8% from 17.6% for the quarter, but remained consistent at 16.4% on a year-to-date basis.

General and administrative expense decreased as a percentage of revenue on a quarterly and year-to-date basis due to reduced legal expense and relatively flat compensation expense. There were no unusual expenses included in the third quarter of 2007 that would be considered one-time in nature.

We opened three company-owned and one franchised restaurant in the third quarter of 2007. We plan to open a total of 7 to 9 new restaurants during the rest of fiscal 2007. Several restaurants are scheduled to open in December 2007 and could be delayed into 2008. Future restaurant growth is targeted at 10% to 15% per year for the next three to five years.

Results of Operations

All comparisons in the following section between 2007 and 2006 refer to the 13-week (“quarter”) and 39-week (“year-to-date”) periods ended September 30, 2007 and September 24, 2006, respectively, unless otherwise indicated.

The following table sets forth our operating results, expressed as a percentage of total revenues, except where noted, with respect to certain items included in our statements of income.

	13 Weeks Ended		39 weeks Ended
	September 30, 2007	September 24, 2006	September 30, 2007	September 24, 2006
Total revenues	100.0%	100.0%	100.0%	100.0%
Costs and expenses:
Cost of sales (1)	28.9	27.8	28.7	27.7
Restaurant labor (1)	31.3	30.6	32.2	31.8
Restaurant occupancy and other (1)	23.0	24.0	22.7	24.1
General and administrative expenses	8.6	9.6	9.2	9.6
Depreciation and amortization	5.0	5.2	5.2	5.4
Pre-opening expenses	0.4	0.5	0.3	0.2
Store closure reversal	--	--	--	(0.2)
Loss on disposal/sale of property	0.2	0.3	0.1	0.2
Operating income	2.8	2.2	1.7	1.5
Other income	0.2	0.3	0.2	0.3
Income before income taxes	3.0	2.4	2.0	1.8
Income tax expense	1.4	0.9	0.8	0.7
Net income	1.7	1.5	1.1	1.1

(1) As a percentage of restaurant sales

The following table summarizes the number of restaurants:

	September 30, 2007	September 24, 2006
Company-operated	166	156
Franchised	2	2
Licensed	3	0
Total	171	158

Revenues

Total revenues were $44.0 million in the third quarter of 2007 as compared to $38.8 million in the third quarter of 2006. Year-to-date revenues increased to $128.0 million in 2007, compared to $111.0 million in 2006. The third quarter-to-third quarter increase in revenue of $5.2 million was primarily the result of three factors: first, nine restaurant openings in fiscal 2006, five openings in 2007, and five restaurants that we acquired from franchisees in 2006 contributed sales of $2.7 million; second, increased comparable store sales of 7.1% contributed $2.7 million; and finally, one restaurant closure in the third quarter of 2006 and one in third quarter of 2007 offset these increases by ($0.2) million. The third quarter comparable store sales increase was primarily due to an increase in average check size of 9.4%, offset by a decrease in transactions of 2.1%. On a year-to-date basis, the $17.0 million increase in revenue was primarily the result of the same three factors, including an increase in comparable store sales of 7.7%.

Costs and Expenses

Cost of sales as a percentage of restaurant sales increased to 28.9% in the third quarter of 2007, compared to 27.8% in the third quarter of 2006. Year-to-date cost of sales was 28.7% of restaurant sales as compared to 27.7% for the same period last year. The percentage increase in the third quarter of 2007 as compared with the third quarter of 2006 is a direct result of higher seafood costs due to increased demand and reduced supply. Additionally, avocado costs spiked due to a significant shortage in the supply as a result of the freezing weather in the Western U.S. in January. The escalation of gasoline prices and increased ethanol sourcing is increasing the cost of corn which is directly tied to the costs of chicken, steak and tortillas. The cost of cheese and beverage syrup also increased. The cost of transporting food supplies to our distributors has increased and this cost is passed through to us. Lastly, the cost of oil increased due to the transition to the exclusive use of zero trans fat oil in our stores during the third quarter of 2007. On a year-to-date basis, the same factors were prevalent.

Restaurant labor as a percentage of restaurant sales increased to 31.3% in the third quarter of 2007, compared to 30.6% in the third quarter of 2006. Year-to-date restaurant labor increased to 32.2% as compared to 31.8% in 2006. The third quarter of last year benefited from a $365,000 adjustment to workers’ compensation reserves, which improved restaurant operating margins by 90 basis points. The year-to-date increase in labor is primarily due to the minimum wage increase effective at the beginning of the year, and increased staffing levels at the restaurants. We believe the improved staffing also contributed to the increase in revenues.

Restaurant occupancy and other costs as a percentage of restaurant sales decreased to 23.0% in the third quarter of 2007, compared to 24.0% in the third quarter of 2006. Year-to-date restaurant occupancy and other costs decreased to 22.7% as compared to 24.1% in 2006. The quarter-to-quarter and year-to-date decreases are primarily due to higher average unit volumes on a partially fixed cost base.

General and administrative expenses were $3.8 million and 8.6% of revenues in the third quarter of 2007 compared to $3.7 million and 9.6% of revenues in the third quarter of 2006. Year-to-date general and administrative expenses increased to $11.8 million and 9.2% of revenue in 2007 compared to $10.6 million and 9.6% in 2006. The quarterly and year-to-date reduction in general and administrative expense as a percentage of revenue is primarily due to reduced legal expense and relatively flat compensation expense. The dollar increase is primarily due to additional head count added during 2006 and share-based compensation expense in the third quarter of 2007 of $288,000 compared to $142,000 in the third quarter of 2006. Year-to-date share-based compensation expense was $820,000 in 2007 compared to $335,000 in 2006.

Depreciation and amortization increased to $2.2 million and $6.6 million for the third quarter and year-to-date 2007, respectively, as compared with $2.0 million and $6.0 million for the same period in 2006. The increase in each period is primarily due to the addition of 9 restaurants built in 2006 and additions related to the Company-wide restaurant re-imaging program.

Pre-opening expenses decreased slightly to $178,000 in the third quarter of 2007, compared to $188,000 in the third quarter of 2006. We had three new restaurant openings during the third quarter of 2007 and two during the same quarter last year. On a year-to-date basis, pre-opening expenses increased to $328,000 in 2007 from $236,000 in 2006.

Loss on disposal/sale of property was $66,000 in the third quarter of 2007 and $116,000 for year-to-date 2007, compared to $114,000 and $189,000 in 2006, respectively, for the same time period. The decrease in 2007 is due primarily to asset disposals related to our re-image program, which gained momentum in 2006, and was substantially completed as of the end of the first quarter of this year.

Other income decreased to $90,000 for the third quarter and $289,000 year-to-date in 2007, as compared to $111,000 and $343,000 for the same time periods in 2006, respectively. Decreases in cash were offset in part by increased interest rates.

The income tax provisions reflect the projected annual tax rates of 43.2% in 2007 and 38.6% in 2006.  We report interest accruals under FIN 48 as additional income tax expense and, in the third quarter, we accrued $29,000 of additional interest.  We also reduced the effective state tax rate to reflect the shifting of operations to jurisdictions with no income tax or low income tax rates.  The result of this change was a one-time, unfavorable adjustment of $80,000 to the Company’s income tax provision for the revaluation of the Company’s state deferred tax asset at the lower effective state tax rate.  The total impact of these adjustments was an increase in the quarterly rate to 45.4%.  The final 2007 annual tax rate cannot be determined until the end of the fiscal year.  As a result, the actual rate could differ from our current estimate.

Liquidity and Capital Resources

Net cash provided by operating activities was $570,000 for the 39 weeks ended September 30, 2007, compared to $7.1 million for the 39 weeks ended September 24, 2006. The decrease in cash flows from operating activities for the 39 weeks ended September 30, 2007 is primarily due to the first installment payment of $2.5 million related to the previously settled class action lawsuit, the payment of $1.5 million in prepaid rent at the end of the third quarter, and other changes in operating assets and liabilities, partially offset by increased net income and non-cash expenses, including depreciation, amortization and share-based compensation.

Net cash used in investing activities was $7.6 million for the 39 weeks ended September 30, 2007 compared to $5.8 million for the 39 weeks ended September 24, 2006. Net cash used in investing activities for the 39 weeks ended September 30 2007 included $7.5 million in capital expenditures. Net cash used in investing activities for the 39 weeks ended September 24, 2006 consisted of $9.5 million in capital expenditures and $3.7 million in net cash provided by investment activities.

Net cash provided by financing activities was $1.5 million for the 39 weeks ended September 30, 2007 compared to $2.2 million for the 39 weeks ended September 24, 2006. Financing activities in both periods consisted of proceeds from the exercise of common stock options, and related tax benefits.

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

We currently expect total capital expenditures in 2007 to be approximately $12 million to $14 million for restaurant openings, restaurant re-imaging, maintenance, and corporate and information technology. We currently expect that future locations will generally cost between $550,000 and $600,000 per unit, excluding pre-opening expenses. Some units may exceed this range due to the area in which they are built and the specific requirements of the project. Pre-opening expenses are expected to average between $55,000 and $65,000 per restaurant, which includes approximately $20,000 to $30,000 of non-cash rent expense during the build-out period.

We believe that our cash and cash equivalents of $4.4 million as of September 30, 2007, combined with the anticipated cash flows from operations will be sufficient to satisfy our working capital needs, and capital expenditure requirements for at least the next twelve months based on our current operations. During the remainder of 2007, we intend to secure a credit facility or credit line in order to continue to support our restaurant expansion plans. We cannot assure you that we can secure a credit facility or credit line to support our expansion plans on acceptable terms, or at all. In addition, changes in our operating plans, changes in our expansion plans, lower than anticipated sales, increased expenses, potential acquisitions or other events may cause us to seek additional or alternative financing sooner than anticipated. Additional or alternative financing may not be available on acceptable terms, or at all. Failure to obtain additional or alternative financing as needed could have a material adverse effect on our business and results of operations.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). The preparation of these financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingencies at the date of the financial statements as well as the reported amounts of revenues and expenses during the reporting period.

Management evaluates these estimates and assumptions, which include those relating to impairment of assets, restructuring charges, contingencies and litigation, and estimates related to our FIN48 income tax liability, on an ongoing basis. Our estimates and assumptions have been prepared on the basis of the most current available information, and actual results could differ from these estimates under different assumptions and conditions.

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115” (“SFAS No. 159”). This statement permits companies to choose to measure many financial assets and liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in net income. This statement also establishes presentation and disclosure requirements to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 is effective for fiscal years beginning after November 15, 2007. We are currently assessing the impact of SFAS 159 on our consolidated financial statements.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our market risk exposures are related to our cash and cash equivalents. We invest our excess cash in money markets. Changes in interest rates affect the interest income we earn on our investments and, therefore, impact our cash flows and results of operations. Due to the types of investments we hold, a 10% change in period-end interest rates or a hypothetical 100 basis point adverse move in interest rates would not have a significant negative effect on our results of operations.

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

PART II - OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

A former employee filed a California state court action alleging that the Company had failed to provide the former employee with certain meal and rest period breaks and overtime pay. The parties moved the matter into arbitration, and the former employee amended the complaint to claim that the former employee represents a class of potential plaintiffs. The amended complaint alleges that current and former shift leaders who worked in our California restaurants during specified time periods worked off the clock and missed meal and rest breaks. This case is still in the pre-class certification discovery stage, and no class has been certified. The Company denies the plaintiff’s claims, and intends to continue to vigorously defend this action. Regardless of merit or eventual outcome, this arbitration may cause a diversion of our management's time and attention and the expenditure of legal fees and expenses.  An unfavorable outcome in this matter could have a material impact on our financial position and results of operations.

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

We are adding the following risk factor to the risk factors contained in our Annual Report on Form 10-K for the year ended December 31, 2006:

WE ARE SUBJECT TO EMPLOYMENT DISPUTES WITH OUR CURRENT AND FORMER EMPLOYEES, AND THESE DISPUTES MAY ADVERSELY IMPACT OUR BUSINESS.

A large number of employment lawsuits have been filed in recent years against restaurant operators, retailers and others, especially those with operations in California. We have and may continue to be subject to employment disputes with our current and former employees. In March 2007, we settled a class action lawsuit related to how we classified certain employees under California overtime laws. We currently have an arbitration matter in California with a former employee who claims the representation of a class of potential plaintiffs. The former employee alleges that current and former shift leaders who worked in our California restaurants during specified time periods worked off the clock and missed meal and rest breaks. This case is still in the pre-class certification discovery stage and no class has been certified. The Company denies the plaintiff’s claims, and intends to continue to vigorously defend this action. Regardless of merit or eventual outcome, this arbitration and any similar matters may cause a diversion of our management's time and attention and the expenditure of legal fees and expenses. An unfavorable outcome in this matter or any similar matters could have a material impact on our financial position and results of operations.

Item 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable

Item 3: DEFAULTS UPON SENIOR SECURITIES

Not applicable

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The following matters were submitted to a vote of the Company’s stockholders at the annual meeting of stockholders held on July 26, 2007:

(1)
Election of three directors of the Company to hold office until the 2010 annual meeting of the stockholders and until their respective successors are duly elected and qualified. The following nominees were elected by the following votes:

Nominee	For	Withheld

Jack W.Goodall	7,807,621	104,563
Daniel E. Pittard	7,612,273	299,911
Timothy J. Ryan	6,722,889	1,189,295

     The following individuals are continuing directors with terms expiring upon the 2008 Annual Meeting of Stockholders: Craig S. Andrews, J.D., Loren C. Pannier and William R. Bensyl.

     The following individuals are continuing directors with terms expiring upon the 2009 Annual Meeting of Stockholders: Kyle A. Anderson and Ralph Rubio.

(2)	Ratification of the selection of KPMG, LLP as the Company’s independent registered public accounting firm for the year ending December 31, 2007, as follows:

For	Against	Abstain

7,857,114	51,377	3,693

Item 5. OTHER INFORMATION

None.

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

Dated: November 13, 2007
/s/ Dan Pittard
Dan Pittard
President and Chief Executive Officer (principal executive officer)

RUBIO'S RESTAURANTS, INC.

Dated: November 13, 2007
/s/ Frank Henigman
Frank Henigman
Chief Financial Officer (principal financial and accounting officer)