Form 10-Q
period 2008-03-30
RUBIOS RESTAURANTS INC
filed 2008-05-13
CIK 1082423

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the quarterly period ended March 30, 2008

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

As of May 1, 2008, there were 9,950,477 shares of the Registrant's common stock, par value $0.001 per share, issued and outstanding.

RUBIO’S RESTAURANTS, INC.

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
RUBIO’S RESTAURANTS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	March 30, 2008	December 30, 2007
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,589	$3,562
Other receivables	4,315	4,407
Inventory	1,672	1,773
Prepaid expenses	2,630	2,737
Deferred income taxes	2,491	2,746
Total current assets	12,697	15,225

PROPERTY & EQUIPMENT, net	42,708	40,916
GOODWILL	519	519
LONG-TERM INVESTMENTS	3,143	3,069
OTHER ASSETS	495	496
DEFERRED INCOME TAXES	11,592	10,843

TOTAL	$71,154	$71,068

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$4,252	$3,819
Accrued expenses and other liabilities	14,157	14,010
Store closure accrual	224	370
Total current liabilities	18,633	18,199

STORE CLOSURE ACCRUAL	49	104
DEFERRED INCOME	263	157
DEFERRED RENT AND OTHER LIABILITIES	8,532	8,533
Total liabilities	27,477	26,993

COMMITMENTS AND CONTINGENCIES (NOTE 3)

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.001 par value, 5,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.001 par value, 35,000,000 shares authorized, 9,950,477 issued and outstanding in 2008, and 9,949,761 issued and outstanding in 2007	10	10
Paid-in capital	51,455	51,108
Accumulated deficit	(7,788)	(7,043)
Total stockholders’ equity	43,677	44,075

TOTAL	$71,154	$71,068

See notes to consolidated financial statements-unaudited.

RUBIO’S RESTAURANTS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED
(In thousands, except per share data)

	13 Weeks Ended
	March 30, 2008	April 1, 2007
REVENUES:
Restaurant sales	$42,121	$40,946
Franchise and licensing revenues	40	33
TOTAL REVENUES	42,161	40,979

COSTS AND EXPENSES:
Cost of sales	12,286	11,761
Restaurant labor	13,868	13,583
Restaurant occupancy and other	10,202	9,325
General and administrative expenses	4,557	3,849
Depreciation and amortization	2,259	2,207
Pre-opening expenses	219	—
Store closure reversal	(91)	—
Loss on disposal/sale of property	104	18
TOTAL COSTS AND EXPENSES	43,404	40,743

OPERATING INCOME (LOSS)	(1,243)	236

OTHER INCOME:
Interest and investment income, net	1	103

INCOME (LOSS) BEFORE INCOME TAXES	(1,242)	339
INCOME TAX EXPENSE (BENEFIT)	(497)	143
NET INCOME (LOSS)	$(745)	$196

NET INCOME (LOSS) PER SHARE:
Basic and Diluted	$(0.07)	$0.02

SHARES USED IN CALCULATING NET INCOME (LOSS) PER SHARE:
Basic	9,950	9,793

Diluted	9,950	9,833

See notes to consolidated financial statements-unaudited.

RUBIO’S RESTAURANTS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED
(In thousands)

	13 weeks Ended
	March 30, 2008	April 1, 2007
OPERATING ACTIVITIES:
Net income (loss)	$(745)	$196
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	2,259	2,207
Share-based compensation expense	347	297
Tax benefit from share-based compensation	—	(21)
Loss on disposal/sale of property	104	18
Provision for deferred income taxes	(494)	(201)
Changes in assets and liabilities:
Other receivables	92	(233)
Inventory	101	(831)
Prepaid expenses	107	(1,718)
Other assets	1	9
Accounts payable	433	(391)
Accrued expenses and other liabilities	147	(1,195)
Store closure accrual	(201)	(21)
Deferred income	106	(11)
Deferred rent and other liabilities	(1)	(194)
Net cash provided by (used in) operating activities	2,256	(2,089)

INVESTING ACTIVITIES:
Purchases of property & equipment	(2,569)	(1,171)
Purchases of leasehold improvements	(1,586)	(900)
Purchases of investments	(74)	(40)
Net cash used in investing activities	(4,229)	(2,111)

FINANCING ACTIVITIES:
Proceeds from exercise of common stock options	—	23
Excess tax benefits from share-based compensation	—	21
Net cash provided by financing activities	—	44

DECREASE IN CASH AND CASH EQUIVALENTS	(1,973)	(4,156)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	3,562	9,946
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,589	$5,790

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash (paid) received for income taxes	$4	$170

See notes to consolidated financial statements-unaudited.

RUBIO’S RESTAURANTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND RECENT ACCOUNTING PRONOUNCMENTS

Basis of Presentation

The accompanying consolidated financial information has been prepared by Rubio’s Restaurants, Inc. and its wholly-owned subsidiaries, Rubio’s Restaurants of Nevada, Inc. and Rubio’s Promotions, Inc. (collectively, the “Company”) without audit and reflects all adjustments, consisting of normal and recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations for the interim periods. The consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles and in accordance with the regulations of the Securities and Exchange Commission (“SEC”). Accordingly, certain information and note disclosures normally included in complete financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules and regulations. These unaudited consolidated financial statements and related notes should be read in conjunction with the consolidated financial statements and related notes for the fiscal year ended December 30, 2007 included in the Company’s annual report on Form 10-K, which the Company filed with the SEC on March 31, 2008, and the review of our more critical accounting policies identified under the caption “Critical Accounting Policies” in that report. Results for the interim periods presented in this report are not necessarily indicative of results which may be reported for any other interim period or for the entire fiscal year.

Impact of Recent Accounting Pronouncements

In September 2006, the FASB issued Statement No. 157 (SFAS No. 157), “Fair Value Measures.” SFAS No. 157 became effective for us at the beginning of 2008 and did not have an impact on our financial position or results of operations. In February 2008, the FASB delayed the effective date of SFAS No. 157 for non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis, to the beginning of 2009.

SFAS No. 157 defines fair value as the price that would be received from the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date, and establishes a framework for measuring fair value. SFAS No. 157 also establishes a three-level valuation hierarchy for disclosure of fair value measurements. The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. A financial instrument’s categorization within this hierarchy is based upon the lowest level of input that is significant to the fair value measurement. This statement applies to fair value measurements that are already required or permitted by most existing FASB accounting standards.

We do not have any financial assets or liabilities that are measured at fair value as of March 31, 2008 on our consolidated balance sheets, other than the long-term investments which represent money market accounts, as further discussed below. Additionally, we do not have any non-financial assets or liabilities that are measured or disclosed at fair value as of March 31, 2008.

We believe that the carrying values reflected in the consolidated balance sheets at March 31, 2008 and December 31, 2007 reasonably approximate the fair values for cash and cash equivalents, accounts receivable, and all liabilities, due to their short-term nature. In addition, the carrying value of long-term investments represents fair value with no unrealized gains or losses.

Future Application of Accounting Pronouncements

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161 (SFAS No. 161), “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133.” This statement requires entities that utilize derivative instruments to provide qualitative disclosures about their objectives and strategies for using such instruments, as well as any details of credit-risk-related contingent features contained within derivatives. SFAS No.161 also requires entities to disclose additional information about the amounts and location of derivatives located within the financial statements, how the provisions of SFAS 133 have been applied, and the impact that hedges have on an entity’s financial position, financial performance, and cash flows. Statement 161 is effective for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. We are required to adopt SFAS No. 161 beginning January 1, 2009, and we do not expect the adoption will have a material effect on our consolidated financial statements.

RUBIO’S RESTAURANTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

2. CONSOLIDATED BALANCE SHEETS DETAIL

Consolidated Balance Sheets detail as of March 30, 2008 and December 30, 2007, respectively (in thousands) are as follows:

	March 30, 2008	December 30, 2007
OTHER RECEIVABLES:
Tenant improvement receivables	$889	$874
Beverage usage receivables	365	227
Interest receivables	11	24
Credit cards	1,243	1,005
Income taxes	690	687
Food supplier receivable	357	917
Other	760	673
Total	$4,315	$4,407

INVESTMENTS:
Money Market	$3,143	$3,069
Long-term investments	$3,143	$3,069

PROPERTY & EQUIPMENT - at cost:
Building and leasehold improvements	$60,012	$57,030
Equipment and furniture	43,550	42,280
Construction in process	3,750	4,696
	107,312	104,006
Less: accumulated depreciation and amortization	(64,604)	(63,090)
Total	$42,708	$40,916

ACCRUED EXPENSES AND OTHER LIABILITIES:
Compensation	$2,525	$2,654
Workers’ compensation	2,087	2,244
Sales taxes	1,360	1,065
Vacation pay	964	938
Advertising	331	135
Gift cards	515	845
Occupancy	965	998
Legal and settlement fees regarding class action litigation (Note 3)	2,588	2,551
Other	2,822	2,580
Total	$14,157	$14,010
DEFERRED RENT AND OTHER LIABILITIES:
Deferred rent	$2,585	$2,620
Deferred tenant improvement allowances	1,857	1,839
FIN 48 liability (Note 5)	1,150	1,150
Legal and settlement fees regarding class action litigation (Note 3)	2,500	2,500
Other	440	424
Total	$8,532	$8,533

RUBIO’S RESTAURANTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

3. COMMITMENTS AND CONTINGENCIES

Litigation

In March 2007, the Company reached an agreement to settle a class action lawsuit related to how it classified certain employees under California overtime laws. The lawsuit was similar to numerous lawsuits filed against restaurant operators, retailers and others with operations in California.  The settlement agreement, which was approved by the court in June 2007, provides for a settlement payment of $7.5 million payable in three installments.  The first $2.5 million installment was paid on August 31, 2007.  The second $2.5 million installment is due on or before December 28, 2008.  The third and final installment of $2.5 million is due on or before June 28, 2010.  The settlement resulted in a one-time pre-tax charge of $8.0 million in the fourth quarter of fiscal 2006, which includes the settlement amount and legal costs incurred related to this agreement.  As of March 30, 2008, the remaining balance of $5.0 million, plus accrued interest of $88,000, was accrued in “Accrued expenses and other liabilities” and “Deferred rent and other liabilities” in the amounts of $2.6 million and $2.5 million, respectively. The Company recently learned that approximately 160 current and former employees who qualified to participate as class members in this class action settlement were not included in the settlement list approved by the court, and some number of these individuals may file claims to participate in the class action. The Company intends, during the second quarter of 2008, to file a motion requesting the court to include these individuals in the approved settlement and to provide that their claims are payable out of the aggregate settlement payment. There is no assurance that the court will grant the Company’s request.

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

4. NET INCOME (LOSS) PER SHARE

A reconciliation of basic and diluted income (loss) per share, is as follows (in thousands, except per share data):

	13 Weeks Ended
	March 30, 2008	April 1, 2007
Numerator
Net income (loss)	$(745)	$196

Denominator
Basic:
Weighted average common shares outstanding	9,950	9,793
Diluted:
Effect of dilutive securities:
Common stock options	—	40
Total weighted average common and potential common shares outstanding	9,950	9,833

Net income (loss) per share:
Basic	$(0.07)	$0.02
Diluted	$(0.07)	$0.02

For the 13 weeks ended March 30, 2008 and April 1, 2007, common stock options of 2,028,903 and 685,459, respectively, were not included in the computation of diluted earnings per share as their impact would have been anti-dilutive.

RUBIO’S RESTAURANTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

5. INCOME TAXES

The Company adopted Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with the FASB’s Statement No. 109, “Accounting for Income Taxes” (“FAS 109”) effective January 1, 2007 and as of the date of adoption established a total amount of unrecognized tax benefits of $1.1 million, exclusive of accrued interest. Of this total, $11,000 related to permanent differences (as defined in FAS 109) and resulted in a reduction, net of state tax benefits, of $7,000 to the Company's opening retained earnings as of the adoption date. The remainder of this balance consisted of temporary differences (as defined in FAS 109) and resulted in the creation of additional deferred tax assets.

The balance of the Company's unrecognized tax benefits at the end of the quarter was approximately $1 million. A significant portion of this balance related to an uncertain tax position for worker's compensation costs. In the fourth quarter of 2007, the Company filed a request to change its accounting method for this tax position with the IRS. If the IRS approves the request, the Company will be required to increase its taxes payable, and pay the obligation over a four-year period beginning with its 2007 tax return. It is reasonably possible that this outcome will reduce the Company's balance of unrecognized tax benefits by a range of $900,000 to $1 million in the next twelve months. The Company is not aware of any other events that might significantly impact the balance of unrecognized tax benefits during the next twelve months.

As of the end of the quarter, the only tax years under examination by a major tax jurisdiction were the Company's 2003 and 2004 tax years. The examining jurisdiction had communicated only one immaterial proposed adjustment to the Company's state tax credit carryforwards. The Company expects to finalize the examination without any additional adjustment by mid 2008.

The Company has historically classified interest expense and penalties on income tax liabilities and interest income on income tax refunds as additional income tax expense or benefit, respectively, and will continue to do so under FIN 48. As of the adoption of FIN 48, the Company accrued $131,000 of interest, gross of its related tax benefits. The Company reduced opening retained earnings by $79,000 for this accrual net of its related tax benefits. At the end of the first quarter, the Company had a balance of accrued interest of $202,000.

6. INVESTMENTS

Long-term investments valued at $3.1 million at March 30, 2008 and April 1, 2007 are restricted cash, pledged as collateral for a standby letter of credit related to the Company’s workers’ compensation policy. These investments are comprised of money market accounts. These pledged collateral accounts are invested with maturities of one year durations or less, but are classified on our consolidated balance sheets as long-term assets because these investments are restricted, automatically renewed and reinvested each year. These cash equivalents will not be used within a year.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements May Prove Inaccurate

This report on Form 10-Q and the documents incorporated herein by reference contain forward-looking statements based on our current beliefs, expectations, estimates and projections about our business and our industry. In some cases, you can identify forward-looking statements by terms such as believes, anticipates, estimates, expects, projections, may, potential, plan, continue or the negative of these terms or words of similar import. The forward-looking statements contained in this report involve known and unknown risks, uncertainties and other factors, including those listed under “Risk Factors” in Items 1A of Part II below and elsewhere in this report, and the other documents we file with the SEC, including our most recent reports on Form 8-K and our Annual Report on Form 10-K for the year ended December 30, 2007. As a result of these risks and uncertainties, our actual results or performance may differ materially from any future results or performance expressed or implied by the forward-looking statements. These forward-looking statements represent beliefs and assumptions only as of the date of this report. We undertake no obligation to release publicly the results of any revisions or updates to these forward-looking statements to reflect events or circumstances arising after the date of this report that may cause our actual results to be materially different from those expressed in or implied by these statements.

Overview

We opened our first restaurant under the name “Rubio’s, Home of the Fish Taco” in 1983. As of March 30, 2008, we have grown to 179 restaurants, including 174 Company-operated locations, three licensed locations and two franchised locations. We position our restaurants in the high-quality, fresh and distinctive fast-casual Mexican cuisine segment of the restaurant industry. Our business goal is to become a leading brand in this industry segment.

First quarter results were indicative of the overall challenging macroeconomic environment, and in particular, higher gasoline prices and the weak housing markets in Arizona, Nevada and parts of California. Over the past several months, we have undergone a vigorous assessment of the opportunities to better leverage our resources and gain efficiencies in our cost structure, while continuing to focus on delivering unique products and an unsurpassed guest experience. Notably, we reduced our corporate support staff by just over 10% at the end of April and have several initiatives underway to lower food and labor costs while maintaining the integrity of our brand. We believe this balanced approach will better position us to achieve our profit goals in the near term and still execute our longer term strategy.

We opened four company-owned restaurants in the first quarter of 2008 and had three more under construction at the end of the quarter. We plan to open a total of 14 to 16 new restaurants during the rest of fiscal 2008. The current slow down in housing, combined with general economic climate, has caused us to focus almost exclusively on sites located in mature trade areas, where we will look for attractive long-term opportunities in the softening real estate market. This narrower focus could limit our growth potential in 2008 and 2009. In addition, we will be required to secure a credit facility or line of credit in 2008 to support our planned restaurant growth. We cannot assure you that we can secure a credit facility or line of credit on acceptable terms, or at all.

Revenues for the quarter increased by 2.9% to $42.2 million in 2008, compared to $41.0 million in 2007. Comparable store sales decreased 3.3%, due primarily to a 5.7% decrease in transactions offset by a 2.5% higher check average. The transaction decline we experienced in the last three quarters of 2007 was exacerbated in the first quarter of 2008. We believe this is in large part due to the loss of price-sensitive customers, as well as general economic conditions and the impact of higher fuel costs and the sub-prime mortgage crisis. We have experienced larger declines in transactions in our markets that have been the most affected by the sub-prime problem, including Sacramento and the Inland Empire region in California and Phoenix. Our average unit volume for stores opened at least twelve periods increased to $1,026,000 as of March 30, 2008, compared to $1,002,000 as of April 1, 2007. The increase was driven largely by increases in comparable store sales in the last three quarters of 2007.

Cost of sales as a percentage of restaurant sales increased on a quarter-over-quarter basis as menu price increases in May and October of 2007 did not keep pace with increased food and distribution costs. We expect to mitigate continued food cost inflation pressure with our planned price increase in July of this year, as well as with ongoing menu engineering efforts. Restaurant labor cost as a percentage of restaurant sales for the quarter decreased to 32.9% in the first quarter of 2008 from 33.2% in the 2007 quarter.  Restaurant occupancy and other costs as a percentage of restaurant sales increased to 24.2% in the first quarter of 2008 compared to 22.8% in the first quarter 2007. As a result, our restaurant operating margins decreased to 13.7% in the first quarter of 2008 from 15.3% for the prior year quarter.

General and administrative expenses were $4.6 million and 10.8% of revenues in the first quarter of 2008 compared to $3.8 million and 9.4% of revenues in the first quarter of 2007. The increase in the 2008 quarter is primarily due to additional compensation related costs, legal costs and costs associated with our decision to cancel our plans to build four restaurants in developing trade areas in Northern California.

Results of Operations

All comparisons in the following section between 2008 and 2007 refer to the 13-week quarters ended March 30, 2008 and April 1, 2007, respectively, unless otherwise indicated.

The following table sets forth our operating results, expressed as a percentage of total revenues, except where noted, with respect to certain items included in our statements of operations.

	13 Weeks Ended
	March 30, 2008	April 1, 2007
Total revenues	100.0%	100.0%
Costs and expenses:
Cost of sales (1)	29.2	28.7
Restaurant labor (1)	32.9	33.2
Restaurant occupancy and other (1)	24.2	22.8
General and administrative expenses	10.8	9.4
Depreciation and amortization	5.4	5.4
Pre-opening expenses	0.5	—
Asset impairment and store closure expense (reversal)	(0.2)	—
Loss on disposal/sale of property	0.2	—
Operating (loss) income	(2.9)	0.6
Other income	—	0.3
Income (loss) before income taxes	(2.9)	0.8
Income tax expense (benefit)	(1.2)	0.3
Net income (loss)	(1.8)	0.5

(1) As a percentage of restaurant sales

The following table summarizes the number of restaurants:

	March 30, 2008	April 1, 2007
Company-operated	174	162
Franchised	2	1
Licensed	3	3
Total	179	166

Revenues

Total revenues were $42.2 million in the first quarter of 2008 as compared to $41.0 million in the first quarter of 2007. The quarter-to-quarter increase in revenue of $1.2 million was primarily the result of three factors: first, six restaurant openings in fiscal 2006, ten in 2007 and four in 2008 contributed sales of $2.8 million; second, one restaurant closed in 2007 and one closed in 2008 offset the increase by $0.3 million; and third, decreased comparable store sales of 3.3% offset the increase by $1.3 million. The first quarter comparable store sales decrease was due to an increase in average check size of 2.5% and a decrease in transactions of 5.7%.

Costs and Expenses

Cost of sales as a percentage of restaurant sales increased to 29.2% as compared to 28.7% in the prior year quarter as menu price increases in May and October of 2007 did not keep pace with increase food and distribution costs. We experienced increases in the cost of fish, tortillas, avocados, cheese and beverage syrup, as well as cost increases related to the Company’s transition to the use of zero trans fat oil during the third quarter of 2007. Our distribution costs also increased during the first quarter of 2008, driven largely by higher fuel costs. We expect to mitigate continued food cost inflation pressure with our planned price increase in July of this year, as well as with ongoing menu engineering efforts.

Restaurant labor as a percentage of sales decreased to 32.9% in the first quarter of 2007, compared to 33.2% in the first quarter of 2007. The decrease in labor cost as a percentage of sales was due to a favorable adjustment of $301,000 to our worker’s compensation reserves that resulted primarily from the closure of a large number of cases during the quarter, offset by de-leveraging of the fixed component of labor due to lower comparable store sales.

Restaurant occupancy and other costs as a percentage of restaurant sales increased to 24.2% in the first quarter of 2008 compared to 22.8% in the first quarter 2007. The increase as a percentage of revenues is primarily due to de-leveraging of the fixed costs that are included in this line item as well as higher advertising expenditures, utilities and common area maintenance charges.

General and administrative expenses were $4.6 million and 10.8% of revenues in the first quarter of 2008 compared to $3.8 million and 9.4% of revenues in the first quarter of 2007. The increase in the first quarter of 2008 is primarily due to additional compensation related costs, legal costs and costs associated with our decision to cancel our plans to build four restaurants in developing trade areas in Northern California. These sites are located in trade areas that were experiencing rapid growth prior to the sub-prime mortgage crisis, however, that growth has been severely curtailed by the slow down in housing.

Depreciation and amortization was $2.3 million in the first quarter of 2008 compared to $2.2 million in the first quarter of 2007. The increase is due to our continued expansion efforts, which included the addition of ten restaurants throughout 2007 and four in 2008.

Pre-opening expenses increased to $219,000 in the first quarter of 2008, compared to zero in the first quarter of 2007. We had four new restaurant openings in the first quarter in 2008 and three under construction at the end of the quarter, compared to none in the first quarter of 2007.

A store closure reversal of $91,000 was recorded in the first quarter of 2008 due to our decision to re-brand a location in the Fort Collins, Colorado area that was closed in 2001.

Loss on disposal/sale of property increased to $104,000 in the first quarter of 2008, compared to $18,000 in the first quarter of 2007. The loss on disposal in the 2008 quarter was primarily due to the closure of our Beverly Center location in Los Angeles, CA.

Other income, comprised of interest income, net of interest expense, decreased to $1,000 in 2008, compared to $103,000 in 2007. The quarter-over-quarter decrease was due to lower cash balances and interest accruals related to our class action settlement.

The 2008 income tax benefit reflects the projected annual tax rate of 40.0%. The 2007 income tax provision reflects the projected annual tax rate of 38.8%. We report interest accruals under FIN 48 as additional income tax expense and, in the first quarter, we accrued $12,000 of additional interest. This accrual reduced the quarterly rate to 39.0%. The final 2008 annual tax rate cannot be determined until the end of the fiscal year. As a result, the actual rate could differ from our current estimate. Despite reporting a net loss during the first quarter of 2008, we recorded additional deferred tax assets. The Company believes that the remaining deferred tax assets will be realized through future taxable income or alternative tax strategies.

Liquidity and Capital Resources

Since we became public in 1999, we have funded our capital requirements primarily through cash flows from operations. We generated $2.3 million in cash flows from operating activities for the 13 weeks ended March 30, 2008, and used $2.1 million for the 13 weeks ended April 1, 2007.

Net cash used in investing activities was $4.2 million for the 13 weeks ended March 30, 2008 compared to $2.1 million for the 13 weeks ended April 1, 2007. Net cash used in investing activities for the 13 weeks ended March 30, 2008 and April 1, 2007 included $4.2 million and $2.1 million in capital expenditures, respectively. The quarter-over-quarter increase in cash used for investing was driven by increased new store development activity.

There was no financing activity for the 13 weeks ended April 1, 2007 compared to net cash provided of $44,000 for the 13 weeks ended April 1, 2007. Financing activities in the 2007 quarter consisted of proceeds from the exercise of common stock options, and related tax benefits.

In 2003, the Company obtained a letter of credit in the amount of $2.0 million related to the Company’s workers’ compensation insurance policy. The letter of credit is subject to automatic one-year extensions from the expiration date and thereafter, unless notification is made prior to the expiration date. In December 2004, this letter of credit was increased to $2.9 million. The letter of credit was extended in October of 2004, 2005, 2006 and again in 2007. The Company was also required, under the terms of the letters of credit, to pledge collateral of $3.0 million in 2006 and 2007.

We currently expect total capital expenditures in 2008 to be approximately $12 million to $14 million for restaurant openings, maintenance, and for corporate and information technology. We currently expect that future locations will generally cost between $575,000 and $625,000 per unit, excluding pre-opening expenses. Some units may exceed this range due to the area in which they are built and the specific requirements of the project. Pre-opening expenses are expected to average between $50,000 and $60,000 per restaurant, which includes approximately $20,000 to $30,000 of non-cash rent expense during the build-out period.

We believe that the anticipated cash flows from operations combined with our cash and cash equivalents of $1.6 million as of March 30, 2008 will be sufficient to satisfy our working capital needs, required capital expenditures, including the costs of building units for which leases have been signed, and class action settlement obligations for the next 12 months. We intend to secure a credit facility or credit line in order to continue to support our restaurant expansion plans. We cannot assure you that we can secure a credit facility or credit line to support our expansion plans on acceptable terms, or at all. In addition, changes in our operating plans, changes in our expansion plans, lower than anticipated sales, increased expenses, potential acquisitions or other events may cause us to seek additional or alternative financing sooner than anticipated. Additional or alternative financing may not be available on acceptable terms, or at all. Failure to obtain additional or alternative financing as needed could have a material adverse effect on our business and results of operations.

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

We have several critical accounting policies, which were discussed in our 2007 Annual Report on Form 10-K, that are both important to the portrayal of our financial condition and results of operations and require management’s most difficult, subjective and complex judgments. Typically, the circumstances that make these judgments complex and difficult have to do with making estimates about the effect of matters that are inherently uncertain.

Impact of Recent Accounting Pronouncements

In September 2006, the FASB issued Statement No. 157 (SFAS No. 157), “Fair Value Measures.” SFAS No. 157 became effective for us at the beginning of 2008 and did not have an impact on our financial position or results of operations. In February 2008, the FASB delayed the effective date of SFAS No. 157 for non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis, to the beginning of 2009.

SFAS No. 157 defines fair value as the price that would be received from the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date, and establishes a framework for measuring fair value. SFAS No. 157 also establishes a three-level valuation hierarchy for disclosure of fair value measurements. The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. A financial instrument’s categorization within this hierarchy is based upon the lowest level of input that is significant to the fair value measurement. This statement applies to fair value measurements that are already required or permitted by most existing FASB accounting standards.

We do not have any financial assets or liabilities that are measured at fair value as of March 31, 2008 on our consolidated balance sheets, other than the long-term investments which represent money market accounts, as further discussed below. Additionally, we do not have any non-financial assets or liabilities that are measured or disclosed at fair value as of March 31, 2008.

We believe that the carrying values reflected in the consolidated balance sheets at March 31, 2008 and December 31, 2007 reasonably approximate the fair values for cash and cash equivalents, accounts receivable, and all liabilities, due to their short-term nature. In addition, the carrying value of long-term investments represents fair value with no unrealized gains or losses.

Future Application of Accounting Pronouncements

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161 (SFAS No. 161), “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133.” This statement requires entities that utilize derivative instruments to provide qualitative disclosures about their objectives and strategies for using such instruments, as well as any details of credit-risk-related contingent features contained within derivatives. SFAS No.161 also requires entities to disclose additional information about the amounts and location of derivatives located within the financial statements, how the provisions of SFAS 133 has been applied, and the impact that hedges have on an entity’s financial position, financial performance, and cash flows. Statement 161 is effective for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. We are required to adopt SFAS No. 161 beginning January 1, 2009, and we do not expect the adoption will have a material effect on our consolidated financial statements.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our market risk exposures are related to our cash, cash equivalents and investments. We invest our excess cash in highly liquid short-term investments with maturities of less than one year. The portfolio consists of money market instruments. As of March 30, 2008, we had no investments with maturities in excess of one year. These investments are not held for trading or other speculative purposes. Changes in interest rates affect the investment income we earn on our investments and, therefore, impact our cash flows and results of operations. Due to the types of our investments and debt instruments, a 10% change in period-end interest rates or a hypothetical 100-basis-point adverse change in interest rates would not have a significant negative effect on our financial results.

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

Impact of Inflation

The primary areas of our operations affected by inflation are food, supplies, labor, fuel, lease, utility, insurance costs and materials used in the construction of our restaurants. Substantial increases in costs and expenses, particularly food, supplies, labor, fuel and operating expenses could have a significant impact on our operating results to the extent that such increases cannot be passed through to our guests. Our leases require us to pay taxes, maintenance, repairs, insurance and utilities, all of which are subject to inflationary increases. We believe inflation with respect to food, labor, insurance and utility expense has had a material impact on our results of operations during 2007 and in the first quarter of 2008.

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

PART II - OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

In March 2007, the Company reached an agreement to settle a class action lawsuit related to how it classified certain employees under California overtime laws. The lawsuit was similar to numerous lawsuits filed against restaurant operators, retailers and others with operations in California. The settlement agreement, which was approved by the court in June 2007, provides for a settlement payment of $7.5 million payable in three installments. The first $2.5 million installment was paid on August 31, 2007. The second $2.5 million installment is due on or before December 28, 2008. The third and final installment of $2.5 million is due on or before June 28, 2010. As of March 30, 2008, the remaining balance of $5.0 million, plus accrued interest of $88,000, was accrued in “Accrued expenses and other liabilities” and “Deferred rent and other liabilities” in the amounts of $2.6 million and $2.5 million, respectively. The Company recently learned that approximately 160 current and former employees who qualified to participate as class members in this class action settlement were not included in the settlement list approved by the court, and some number of these individuals may file claims to participate in the class action. The Company intends, during the second quarter of 2008, to file a motion requesting the court to include these individuals in the approved settlement and to provide that their claims are payable out of the aggregate settlement payment. There is no assurance that the court will grant the Company’s request.

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

Item 1A. RISK FACTORS

An investment in our common stock involves a high degree of risk. You should consider carefully the risks and uncertainties described under Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 30, 2007, which we filed with the SEC on March 31, 2008, together with all other information contained or incorporated by reference in this report before you decide to invest in our common stock. The risks described in our annual report have not materially changed. If any of the risks described in our annual report actually occurs, our business, financial condition, results of operations and our future growth prospects could be materially and adversely affected. Under these circumstances, the trading price of our common stock could decline, and you may lose all or part of your investment.

Item 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable

Item 3: DEFAULTS UPON SENIOR SECURITIES

Not applicable

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of shareholders during the quarter ended March 30, 2008.

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

-------------------------------------------------------------------

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

-------------------------------------------------------------------

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

    RUBIO'S RESTAURANTS, INC.

Dated: May 13, 2008
/s/ Dan Pittard
Dan Pittard
President and Chief Executive Officer
(principal executive officer)

Dated: May 13, 2008
/s/ Frank Henigman
Frank Henigman
Chief Financial Officer
(principal financial and accounting officer)