Form 10-Q
period 2008-06-29
RUBIOS RESTAURANTS INC
filed 2008-08-08
CIK 1082423

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the quarterly period ended June 29, 2008

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
Yes ☐ No ☑

As of August 5, 2008, there were 9,950,477 shares of the Registrant's common stock, par value $0.001 per share, issued and outstanding.

RUBIO’S RESTAURANTS, INC.

PART I - FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

RUBIO’S RESTAURANTS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	June 29, 2008	December 30, 2007
ASSETS	(unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$3,342	$3,562
Other receivables	3,505	4,407
Inventory	2,679	1,773
Prepaid expenses	2,925	2,737
Deferred income taxes	2,475	2,746
Total current assets	14,926	15,225

PROPERTY, net	43,864	40,916
GOODWILL	519	519
LONG-TERM INVESTMENTS	—	3,069
OTHER ASSETS	609	496
DEFERRED INCOME TAXES	11,812	10,843

TOTAL	$71,730	$71,068

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$4,032	$3,819
Accrued expenses and other liabilities	14,280	14,010
Store closure accrual	49	370
Total current liabilities	18,361	18,199

STORE CLOSURE ACCRUAL	37	104
DEFERRED INCOME	244	157
DEFERRED RENT AND OTHER LIABILITIES	8,719	8,533
Total liabilities	27,361	26,993

COMMITMENTS AND CONTINGENCIES (NOTE 3)

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.001 par value, 5,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.001 par value, 35,000,000 shares authorized, 9,950,417 issued and outstanding in 2008, and 9,949,761 issued and outstanding in 2007	10	10
Paid-in capital	51,812	51,108
Accumulated deficit	(7,453)	(7,043)
Total stockholders’ equity	44,369	44,075

TOTAL	$71,730	$71,068

See notes to condensed consolidated financial statements-unaudited.

RUBIO’S RESTAURANTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED
(In thousands, except per share data)

	13 Weeks Ended		26 Weeks Ended
	June 29, 2008	July 1, 2007	June 29, 2008	July 1, 2007
REVENUES:
Restaurant sales	$45,108	$43,002	$87,229	$83,947
Franchise and licensing revenues	39	46	79	80
TOTAL REVENUES	45,147	43,048	87,308	84,027

COSTS AND EXPENSES:
Cost of sales	12,976	12,258	25,262	24,019
Restaurant labor	14,100	13,777	27,968	27,361
Restaurant occupancy and other	10,395	9,661	20,597	18,984
General and administrative expenses	4,491	4,228	9,048	8,078
Depreciation and amortization	2,332	2,199	4,591	4,407
Pre-opening expenses	139	150	358	150
Store closure expense (reversal)	45	—	(46)	—
Loss on disposal/sale of property	58	32	162	50
TOTAL COSTS AND EXPENSES	44,536	42,305	87,940	83,049
OPERATING INCOME (LOSS)	611	743	(632)	978

OTHER (EXPENSE) INCOME:
Interest and investment (expense) income	(32)	96	(31)	199
INCOME (LOSS) BEFORE INCOME TAXES	579	839	(663)	1,177
INCOME TAX EXPENSE (BENEFIT)	244	336	(253)	479

NET INCOME (LOSS)	$335	$503	$(410)	$698

NET INCOME (LOSS) PER SHARE:
Basic	$0.03	$0.05	$(0.04)	$0.07

Diluted	$0.03	$0.05	$(0.04)	$0.07

SHARES USED IN CALCULATING NET INCOME (LOSS) PER SHARE:
Basic	9,950	9,874	9,950	9,834

Diluted	9,950	10,050	9,950	9,950

See notes to condensed consolidated financial statements-unaudited.

RUBIO’S RESTAURANTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED
(In thousands)

	26 Weeks Ended
	June 29, 2008	July 1, 2007
OPERATING ACTIVITIES:
Net (loss) income	$(410)	$698
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation and amortization	4,591	4,407
Share-based compensation expense	710	575
Tax benefit from share-based compensation	—	(250)
Loss on disposal/sale of property	162	50
Provision for deferred income taxes	(698)	(622)
Changes in assets and liabilities:
Other receivables	902	(1,011)
Inventory	(906)	(1,053)
Prepaid expenses	58	(1,560)
Other assets	(113)	17
Accounts payable	213	(449)
Accrued expenses and other liabilities	270	(939)
Store closure accrual	(388)	(41)
Deferred income	87	(22)
Deferred rent and other liabilities	186	15
Net cash provided by (used in) operating activities	4,664	(185)

INVESTING ACTIVITIES:
Purchases of property	(2,923)	(2,705)
Purchases of leasehold improvements	(4,778)	(2,011)
Purchases of investments	(96)	(114)
Proceeds from the sale of investments	3,165	92
Net cash used in investing activities	(4,632)	(4,738)

FINANCING ACTIVITIES:
Proceeds from exercise of common stock options	—	1,051
Excess tax (deficiencies) benefit from share-based compensation	(6)	250
Payments for debt issuance costs	(246)	—
Net cash (used in) provided by financing activities	(252)	1,301

DECREASE IN CASH AND CASH EQUIVALENTS	(220)	(3,622)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	3,562	9,946
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$3,342	$6,324

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid (received) for income taxes	$4	$(767)

See notes to condensed consolidated financial statements-unaudited.

RUBIO’S RESTAURANTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying condensed consolidated financial information has been prepared by Rubio’s Restaurants, Inc. and its wholly-owned subsidiaries, Rubio’s Restaurants of Nevada, Inc. and Rubio’s Promotions, Inc. (collectively, the “Company”) without audit and reflects all adjustments, consisting of normal and recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations for the interim periods. The condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles and in accordance with the regulations of the Securities and Exchange Commission (“SEC”). Accordingly, certain information and note disclosures normally included in complete financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules and regulations. These unaudited condensed consolidated financial statements and related notes should be read in conjunction with the consolidated financial statements and related notes for the fiscal year ended December 30, 2007 included in the Company’s Annual Report on Form 10-K and the review of the Company’s more critical accounting policies identified under the caption “Critical Accounting Policies” in that report. Results for the interim periods presented in this report are not necessarily indicative of results which may be reported for any other interim period or for the entire fiscal year.

Impact of Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 157, Fair Value Measures (SFAS 157). SFAS 157 became effective for the Company at the beginning of 2008 and did not have an impact on the Company’s financial position or results of operations. In February 2008, the FASB delayed the effective date of SFAS 157 for non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis, to the beginning of 2009.

SFAS 157 defines fair value as the price that would be received from the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date, and establishes a framework for measuring fair value. SFAS 157 also establishes a three-level valuation hierarchy for disclosure of fair value measurements. The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. A financial instrument’s categorization within this hierarchy is based upon the lowest level of input that is significant to the fair value measurement. This statement applies to fair value measurements that are already required or permitted by most existing FASB accounting standards.

The Company does not have any financial assets or liabilities that are measured at fair value as of June 29, 2008 on the condensed consolidated balance sheets. Additionally, the Company does not have any non-financial assets or liabilities that are measured or disclosed at fair value as of June 29, 2008.

The Company believes that the carrying values reflected in the condensed consolidated balance sheets at June 29, 2008 and December 31, 2007 reasonably approximate the fair values for cash and cash equivalents, accounts receivable, and all liabilities, due to their short-term nature. In addition, the carrying value of long-term investments, which represents money market accounts, represents fair value with no unrealized gains or losses.

Future Application of Accounting Pronouncements

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133 (SFAS 161). SFAS 161 requires entities that utilize derivative instruments to provide qualitative disclosures about their objectives and strategies for using such instruments, as well as any details of credit-risk-related contingent features contained within derivatives. SFAS 161 also requires entities to disclose additional information about the amounts and location of derivatives located within the financial statements, how the provisions of SFAS 133 have been applied, and the impact that hedges have on an entity’s financial position, financial performance, and cash flows. SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company is required to adopt SFAS 161 beginning January 1, 2009, and does not expect the adoption will have a material effect on the Company’s consolidated financial statements.

RUBIO’S RESTAURANTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (SFAS 162). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy). SFAS 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AICPA Codification of Auditing Standards, AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. The adoption of this standard is not expected to have a material impact on the Company’s condensed consolidated financial statements.

2.	CONDENSED CONSOLIDATED BALANCE SHEETS DETAIL

Condensed Consolidated Balance Sheets detail as of June 29, 2008 and December 30, 2007, respectively (in thousands) are as follows:

	June 29, 2008	December 30, 2007
OTHER RECEIVABLES:
Tenant improvement receivables	$511	$874
Beverage usage receivables	309	227
Interest receivables	4	24
Credit cards	1,345	1,005
Income taxes	191	687
Food supplier receivable	427	917
Other	718	673
Total	$3,505	$4,407

PROPERTY & EQUIPMENT - at cost:
Building and leasehold improvements	$61,893	$57,030
Equipment and furniture	44,775	42,280
Construction in process	3,932	4,696
	110,600	104,006
Less: accumulated depreciation and amortization	(66,736)	(63,090)
Total	$43,864	$40,916

ACCRUED EXPENSES AND OTHER LIABILITIES:
Compensation	$2,864	$2,654
Workers’ compensation	1,871	2,244
Sales taxes	1,276	1,065
Vacation pay	1,029	938
Advertising	208	135
Gift cards	408	845
Occupancy	968	998
Legal and settlement fees regarding class action litigation (Note 3)	2,563	2,551
Construction in process	1,394	793
Other	1,699	1,787
Total	$14,280	$14,010

DEFERRED RENT AND OTHER LIABILITIES:
Deferred rent	$2,557	$2,620
Deferred tenant improvement allowances	2,029	1,839
FIN 48 liability (Note 5)	1,099	1,150
Legal and settlement fees regarding class action litigation (Note 3)	2,562	2,500
Other	472	424
Total	$8,719	$8,533

RUBIO’S RESTAURANTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

3.	COMMITMENTS AND CONTINGENCIES

In March 2007, the Company reached an agreement to settle a class action lawsuit related to how it classified certain employees under California overtime laws. The lawsuit was similar to numerous lawsuits filed against restaurant operators, retailers and others with operations in California. The settlement agreement, which was approved by the court in June 2007, provides for a settlement payment of $7.5 million payable in three installments. The first $2.5 million installment was paid on August 31, 2007. The second $2.5 million installment is due on or before December 28, 2008. The third and final installment of $2.5 million is due on or before June 28, 2010. As of June 29, 2008, the remaining balance of $5.0 million, plus accrued interest of $125,000, was accrued in “Accrued expenses and other liabilities” and “Deferred rent and other liabilities” in the amounts of $2.6 million and $2.5 million, respectively. The Company recently learned that approximately 160 current and former employees who qualified to participate as class members in this class action settlement were not included in the settlement list approved by the court, and some number of these individuals may file claims to participate in the class action. The Company has filed a motion requesting the court to include these individuals in the approved settlement and to provide that their claims are payable out of the aggregate settlement payment. The court has not ruled on the Company’s motion and there is no assurance that the court will grant the Company’s request.

 On March 24, 2005, a former employee of the Company filed a California state court action alleging that the Company failed to provide the former employee with certain meal and rest period breaks and overtime pay. The parties moved the matter into arbitration, and the former employee amended the complaint to claim that the former employee represents a class of potential plaintiffs. The amended complaint alleges that current and former shift leaders who worked in the Company's California restaurants during specified time periods worked off the clock and missed meal and rest breaks. This case is still in the pre-class certification discovery stage, and no class has been certified.  The Company denies the former employee’s claims, and intends to continue to vigorously defend this action. A recent decision by the California Court of Appeals in Brinker Restaurant Corporation v. Superior Court (Hohnbaum) has strengthened the Company’s position. In this case, the Court of Appeals ruled that employers do not need to affirmatively ensure employees actually take their meal and rest breaks but need only make meal and rest breaks “available” to employees. Regardless of merit or eventual outcome, this arbitration may cause a diversion of the Company’s management’s time and attention and the expenditure of legal fees and expenses.

The Company is involved in various other claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s consolidated financial position, results of operations, or liquidity.

4.	NET INCOME (LOSS) PER SHARE

A reconciliation of basic and diluted income (loss) per share, is as follows (in thousands, except per share data):

	13 Weeks Ended		26 Weeks Ended
	June 29, 2008	July 1, 2007	June 29, 2008	July 1, 2007
Numerator
Net income (loss)	$335	$503	$(410)	$698

Denominator
Basic:
Weighted average common shares outstanding	9,950	9,874	9,950	9,834
Diluted:
Effect of dilutive securities:
Common stock options	—	176	—	116
Total weighted average common and potential common shares outstanding	9,950	10,050	9,950	9,950

Net income (loss) per share:
Basic and Diluted	$0.03	$0.05	$(0.04)	$0.07

For the 13 and 26 weeks ended June 29, 2008, common stock options of 1,682,931 and 1,614,713, respectively, were not included in the computation of diluted earnings per share as their impact would have been anti-dilutive. For the 13 and 26 weeks ended July 1, 2007, common stock options of 346,105 and 455,304, respectively, were not included in the computation of diluted earnings per share as their impact would have been anti-dilutive.

RUBIO’S RESTAURANTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
5.	INCOME TAXES

The Company adopted Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48), which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with the FASB’s Statement No. 109, Accounting for Income Taxes (FAS 109) effective January 1, 2007 and as of the date of adoption established a total amount of unrecognized tax benefits of $1.1 million, exclusive of accrued interest. Of this total, $11,000 related to permanent differences (as defined in FAS 109) and resulted in a reduction, net of state tax benefits, of $7,000 to the Company’s opening retained earnings as of the adoption date. The remainder of this balance consisted of temporary differences (as defined in FAS 109) and resulted in the creation of additional deferred tax assets.

The balance of the Company’s unrecognized tax benefits at the end of the second quarter of 2008 was approximately $947,000. A significant portion of this balance related to an uncertain tax position for worker's compensation costs. In the fourth quarter of 2007, the Company filed a request to change its accounting method for this tax position with the IRS. If the IRS approves the request, the Company will be required to increase its taxes payable, and pay the obligation over a four-year period beginning with its 2007 tax return. It is reasonably possible that this outcome will reduce the Company’s balance of unrecognized tax benefits by a range of $750,000 to $850,000 in the next twelve months. The Company is not aware of any other events that might significantly impact the balance of unrecognized tax benefits during the next twelve months.

During the second quarter of 2008, the Company completed an examination of its 2003 and 2004 tax years by a major tax jurisdiction. The only adjustment was an immaterial reduction to the Company’s state tax credit carryforwards. As of the end of the second quarter of 2008, the Company was not under examination by any major tax jurisdiction. However, the IRS subsequently notified the Company that it will commence an examination of the Company’s 2006 tax year during the third quarter of 2008.

The Company has historically classified interest expense and penalties on income tax liabilities and interest income on income tax refunds as additional income tax expense or benefit, respectively, and will continue to do so under FIN 48. As of the adoption of FIN 48, the Company accrued $131,000 of interest expense, gross of its related tax benefits. The Company reduced opening retained earnings by $79,000 for this accrual net of its related tax benefits. At the end of the second quarter of 2008, the Company had a balance of accrued interest of $221,000.

6.	INVESTMENTS

Long-term investments valued at $3.1 million at December 30, 2007 represented restricted cash, pledged as collateral for a standby letter of credit related to the Company’s workers’ compensation policy. These investments were composed of money market accounts and certificates of deposit. These pledged collateral accounts were invested in one year durations or less, but were classified on our condensed consolidated balance sheet as long-term assets because these investments were restricted, automatically renewed and reinvested each year. During the second quarter of 2008, a standby letter of credit was issued under the credit facility mentioned in Note 7, below. The Company is not required to pledge collateral for this standby letter of credit and, as a result, during the second quarter it included the $3.1 million in cash and cash equivalents.

7.	CREDIT FACILITY

On May 13, 2008, the Company entered into a $5.0 million revolving line of credit and a $15.0 million non-revolving line with Pacific Western Bank (“Credit Facility”). The revolving line of credit calls for monthly interest payments beginning June 5, 2008 at a variable interest rate based on the prime rate plus 0.25%, resulting in an initial rate of 5.25%. All outstanding principal plus accrued unpaid interest on the revolving line of credit is due May 13, 2010. The non-revolving line calls for each advance to be evidenced by a separate note. Each advance shall have a maximum term of 57 months with an interest rate based on the prime rate plus 0.25%. Payments on advances shall be interest only for the first 9 months, then principal and interest payments monthly. Both lines are collateralized by all assets of the Company and guaranteed by its subsidiaries. In addition, both lines require the Company to maintain its primary depository relationship with the Bank and the related accounts are subject to the right of off set for amounts due under the lines. Both lines are subject to certain financial and non-financial debt covenants and include a restriction on the payment of dividends without prior consent of the Bank. As of June 29, 2008, the Company was in compliance with all debt covenants and there were no funded borrowings outstanding under the Credit Facility. At June 29, 2008, the Company had $2.0 million of availability under the revolving line of credit, net of $3.0 million of outstanding letters of credit, and $15.0 million of availability under the non-revolving line of credit.

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

Overview

We opened our first restaurant under the name “Rubio’s, Home of the Fish Taco” in 1983. As of June 29, 2008, we have grown to 184 restaurants, including 179 Company-operated locations, three licensed locations and two franchised locations. We position our restaurants in the high-quality, fresh and distinctive fast-casual Mexican cuisine segment of the restaurant industry. Our business goal is to become a leading brand in this industry segment.

Second quarter and year to date results for 2008 were impacted by the overall challenging macroeconomic environment in the areas we operate our restaurants, and in particular, higher gasoline prices and the weak housing markets in Arizona, Nevada and parts of California. Over the past several months, we have undergone a vigorous assessment of the opportunities to better leverage our resources and gain efficiencies in our cost structure, while continuing to focus on delivering unique products and an unsurpassed guest experience. Notably, we reduced our corporate support staff by just over 10% at the end of April 2008 and have several initiatives underway to lower food and labor costs while maintaining the integrity of our brand. We believe this balanced approach will better position us to achieve our business goals in the near term and still execute our longer term strategy.

We opened four company-owned restaurants in the first quarter of 2008, five in the second quarter of 2008 and had two more under construction at the end of the second quarter. We plan to open a total of 7 to 8 new restaurants during the remainder of fiscal 2008. The current slow down in housing, combined with the general economic climate, has caused us to focus almost exclusively on sites located in mature trade areas, where we will look for attractive long-term opportunities in the softening real estate market. This narrower focus could limit our growth potential in 2008 and 2009.

Revenues for the quarter increased 4.9% to $45.1 million in 2008, compared to $43.0 million in 2007. Year-to-date revenues in 2008 increased 3.9% to $87.3 million. Comparable store sales decreased 3.9%, due primarily to a 5.4% decrease in transactions offset by a 1.6% higher check average. The transaction decline we experienced in the last three quarters of 2007 was exacerbated during the first two quarters of 2008. We believe this is in large part due to the loss of price-sensitive customers, as well as general economic conditions and the impact of higher fuel costs and the sub-prime mortgage crisis. We have experienced larger declines in transactions in our markets that have been the most affected by the sub-prime problem, including Sacramento, the Inland Empire region in California, and Phoenix. Our average unit volume for stores opened at least twelve periods decreased to $1,016,000 as of June 29, 2008, compared to $1,023,000 as of July 1, 2007. The slight decrease was due to recent decreases in comparable store sales compared to 2007.

Cost of sales as a percentage of restaurant sales increased to 28.8% from 28.5% quarter-over-quarter as menu price increases in May and October of 2007 did not keep pace with increased food and distribution costs. We expect to mitigate continued food cost inflation pressure with the price increase that we implemented in July of this year, as well as with ongoing menu engineering efforts. Restaurant labor cost as a percentage of restaurant sales for the quarter decreased to 31.3% in the second quarter of 2008 from 32.0% in the 2007 quarter. Restaurant occupancy and other costs as a percentage of restaurant sales increased to 23.0% in the second quarter of 2008 compared to 22.5% in the second quarter of 2007. As a result, our restaurant operating margins decreased slightly to 16.9% in the second quarter of 2008 from 17.0% for the prior year comparable quarter.

General and administrative expenses were $4.5 million or 9.9% of revenues in the second quarter of 2008 compared to $4.2 million or 9.8% of revenues in the second quarter of 2007. The increase in the 2008 quarter is primarily due to additional compensation related costs, including non-cash share-based compensation and legal costs.

Results of Operations

All comparisons in the following section between 2008 and 2007 refer to the 13-week (“quarter”) and 26-week (“year-to-date”) periods ended June 29, 2008 and July 1, 2007, respectively, unless otherwise indicated.

The following table sets forth our operating results, expressed as a percentage of total revenues, with respect to certain items included in our statements of income.

	13 Weeks Ended		26 Weeks Ended
	June 29, 2008	July 1, 2007	June 29, 2008	July 1, 2007
Total revenues	100.0%	100.0%	100.0%	100.0%
Costs and expenses:
Cost of sales (1)	28.8	28.5	29.0	28.6
Restaurant labor (1)	31.3	32.0	32.1	32.6
Restaurant occupancy and other (1)	23.0	22.5	23.6	22.6
General and administrative expenses	9.9	9.8	10.4	9.6
Depreciation and amortization	5.2	5.1	5.3	5.2
Pre-opening expenses	0.3	0.3	0.4	0.2
Store closure expense (reversal)	0.1	--	(0.1)	--
Loss on disposal/sale of property	0.1	0.1	0.2	0.1
Operating income (loss)	1.4	1.7	(0.7)	1.2
Other (expense) income	(0.1)	0.2	--	0.2
Income (loss) before income taxes	1.3	1.9	(0.8)	1.4
Income tax expense (benefit)	0.5	0.8	(0.3)	0.6
Net income (loss)	0.7	1.2	(0.5)	0.8

(1) As a percentage of restaurant sales

The following table summarizes the number of restaurants:

	June 29, 2008	July 1, 2007
Company-operated	179	163
Franchised	2	1
Licensed	3	3
Total	184	167

Revenues

Total revenues were $45.1 million in the second quarter of 2008 as compared to $43.0 million in the second quarter of 2007. Year-to-date revenues increased to $87.3 million in 2008, compared to $84.0 million in 2007. The second quarter-to-second quarter increase in revenue of $2.1 million was primarily the result of three factors: first, ten restaurant openings in fiscal 2007 and nine openings thus far in 2008 contributed sales of $3.9 million; second, decreased comparable store sales of 3.9% partially offset the increase from new stores by $1.6 million; and finally, one restaurant closure in the second quarter of 2007 and one in the first quarter of 2008 offset the increase by $0.2 million. The second quarter comparable store sales decrease was due to a decrease in transactions of 5.4%, which was partially offset by an increase in average check size of 1.6%. On a year-to-date basis, the $3.3 million increase in revenue was the result of the same three factors.

Costs and Expenses

Cost of sales as a percentage of restaurant sales increased to 28.8% in the second quarter of 2008, compared to 28.5% in the second quarter of 2007. Year-to-date cost of sales was 29.0% of restaurant sales as compared to 28.6% for the same period last year. The second quarter and year-to-date periods were impacted by period-over-period increases in the cost of fish, tortillas, avocados, cheese and beverage syrup, as well as cost increases related to the Company’s transition to the use of zero trans fat oil during the third quarter of 2007. Our distribution costs also increased during the first and second quarters of 2008, driven largely by higher fuel costs. We expect to mitigate continued food cost inflation pressure with the price increase we implemented in July of this year, as well as with ongoing menu engineering efforts and diversification of our supply chain.

Restaurant labor as a percentage of sales decreased to 31.3% as compared to 32.0% for the second quarter of 2007. Year-to-date restaurant labor decreased to 32.1% as compared to 32.6% in 2007. The quarter-over-quarter and year-over-year decreases in labor cost as a percentage of sales were due to continued favorable adjustments to our worker’s compensation reserves that resulted primarily from the closure of a large number of cases during the quarter, as well as from improvements in labor management driven by our new labor scheduling system. These favorable drivers were partially offset by de-leveraging of the fixed component of labor due to lower comparable store sales and the increase in the minimum wage rate in the State of California which occurred during January 2008.

Restaurant occupancy and other costs as a percentage of restaurant sales for the second quarter and year-to-date increased to 23.0% and 23.6% in 2008, compared to 22.5% and 22.6% in 2007. The quarter-to-quarter and year-to-date increases are primarily due to lower average unit volumes on a partially fixed cost base.

General and administrative expenses were $4.5 million and 9.9% of revenues in the second quarter of 2008 compared to $4.2 million and 9.8% of revenues in the second quarter of 2007. Year-to-date general and administrative expenses increased to $9.0 million and 10.4% of revenue in 2008 compared to $8.1 million and 9.6% in 2007. The increase in the second quarter of 2008 is primarily due to additional compensation related costs, legal costs and costs associated with our decision to cancel our plans to build four restaurants in developing trade areas in Northern California. These sites are located in trade areas that were experiencing rapid growth prior to the sub-prime mortgage crisis, however, that growth has been severely curtailed by the slow down in housing.

Depreciation and amortization increased to $2.3 million and $4.6 million for the second quarter and year-to-date 2008, respectively, as compared with $2.2 million and $4.4 million for the same period in 2007. The increase is due to our continued growth in company-owned restaurants, which included the addition of ten restaurants in 2007 and nine in 2008.

Pre-opening expenses decreased to $139,000 in the second quarter of 2008, compared to $150,000 in the second quarter of 2007. On a year-to-date basis, pre-opening expenses increased to $358,000 in 2008 from $150,000 in 2007. The increase in year-to-date pre-opening expense is due to the fact that we had opened nine restaurants and had two under construction at the end of the second quarter in 2008 as compared to two opened and four under construction at the same point in time in 2007.

Loss on disposal/sale of property was $58,000 in the second quarter of 2008 and $162,000 for year-to-date 2008, compared to $32,000 and $50,000 in 2007, respectively, for the same time periods. The increased loss on disposal in the 2008 second quarter was due to increased maintenance related capital expenditures. The increase for the 2008 year to date period was primarily due to the closure of our Beverly Center location in Los Angeles, California.

Other (expense) income decreased to an expense of $32,000 for the second quarter and $31,000 for year-to-date in 2008, as compared to income of $96,000 and $199,000 for the same time periods in 2007, respectively. The quarter-over-quarter and year-over-year decreases in income were due to lower cash balances and interest accruals related to our class action settlement.

The 2008 income tax benefit reflects the projected annual tax rate of 41.9%. The 2007 income tax provision reflects the projected annual tax rate of 38.8%. We report interest accruals under FIN 48 as additional income tax expense and, in the second quarter, we accrued $12,000 of additional interest. This accrual increased the quarterly rate to 42.1%. The final 2008 annual tax rate cannot be determined until the end of the fiscal year. As a result, the actual rate could differ from our current estimate. Despite reporting a net loss during the first two quarters of 2008, we recorded additional deferred tax assets. The Company believes that the remaining deferred tax assets will be realized through future taxable income or alternative tax strategies.

Liquidity and Capital Resources

We generated $4.7 million in cash flow from operating activities for the 26 weeks ended June 29, 2008, and used $185,000 for the 26 weeks ended July 1, 2007. The increase in cash flow from operating activities for the 26 weeks ended June 29, 2008 is due to changes in operating assets and liabilities, and non-cash expenses, including depreciation, amortization and share-based compensation, partially offset by decreased net income.

Net cash used in investing activities was $4.6 million for the 26 weeks ended June 29, 2008 compared to $4.7 million for the 26 weeks ended July 1, 2007. The decrease in cash flow from investing activities for the 26 weeks ended June 29, 2008 for investing was driven by increased new store development activity, offset by proceeds from the release of restricted cash that was collateralizing standby letters of credit.

Net cash used by financing activities was $252,000 for the 26 weeks ended June 29, 2008 compared to net cash provided of $1.3 million for the 26 weeks ended July 1, 2007. Financing activities for the current year period consisted of the payment of debt issuance costs in addition to the tax impact of option cancellations, while activities in the prior year period consisted of proceeds from the exercise of common stock options and related tax benefits.

On May 13, 2008, we entered into a $5.0 million revolving line of credit and a $15.0 million non-revolving line (“Credit Facility”) with Pacific Western Bank (“Bank”). The revolving line of credit calls for monthly interest payments which began June 5, 2008 at a variable interest rate based on the prime rate plus 0.25%, resulting in an initial rate of 5.25%. All outstanding principal plus accrued unpaid interest on the revolving line of credit is due May 13, 2010. The non-revolving line calls for each advance to be evidenced by a separate note. Each advance shall have a maximum term of 57 months with an interest rate based on the prime rate plus 0.25%. Payments on advances shall be interest only for the first 9 months, then principal and interest payments monthly. Both lines are collateralized by all of our assets and guaranteed by our subsidiaries. In addition, both lines require us to maintain our primary depository relationship with the Bank and the related accounts are subject to the right of offset for amounts due under the lines. Both lines are subject to certain financial and non-financial debt covenants and include a restriction on the payment of dividends without prior consent of the Bank. As of June 29, 2008, we were in compliance with all debt covenants and there were no funded borrowings outstanding under the Credit Facility; however, there were outstanding letters of credit totaling $3.0 million.

In 2003, we obtained a letter of credit in the amount of $2.0 million related to our workers’ compensation insurance policy. The letter of credit was subject to automatic one year extensions from the expiration date and thereafter, unless notification is made prior to the expiration date. In December 2004, this letter of credit was increased to $2.9 million. The letter of credit was extended in October 2006. We were also required, under the terms of the letters of credit, to pledge collateral of $3.0 million in 2006. During the second quarter of 2008, we issued a standby letter of credit under the Credit Facility we obtained during the second quarter. We were not required to pledge collateral for this standby letter of credit and, as a result, during the second quarter we included the $3.1 million in cash and cash equivalents and terminated the related line of credit agreement.

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

Based upon current levels of operations and anticipated growth, we expect that cash flows from operations, combined with other financing alternatives in place or available, will be sufficient to meet our capital expenditure, working capital and debt service requirements for at least the next twelve months. As is common in the restaurant industry, we maintain relatively low levels of accounts receivable and inventories and our vendors grant trade credit for purchases such as food and supplies. We also continually invest in our business through the addition of new units and refurbishment of existing units, which are reflected as long-term assets and not as part of working capital. As a result, we typically maintain current liabilities in excess of current assets that result in a working capital deficit.  Changes in our operating or growth plans, lower than anticipated sales, increased costs or other events may cause us to seek additional or alternative financing sooner than anticipated. However, there can be no assurance that such funds will be available when needed or be available on terms acceptable to us.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations is based upon our condensed consolidated financial statements, which are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). The preparation of these financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingencies at the date of the financial statements as well as the reported amounts of revenues and expenses during the reporting period.

Management evaluates these estimates and assumptions, which include those relating to impairment of assets, restructuring charges, contingencies and litigation, and estimates related to our FIN 48 income tax liability, on an ongoing basis. Our estimates and assumptions have been prepared on the basis of the most current available information, and actual results could differ from these estimates under different assumptions and conditions.

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

Impact of Recent Accounting Pronouncements

In September 2006, the FASB issued Statement No. 157, Fair Value Measures (SFAS 157). SFAS 157 became effective for us at the beginning of 2008 and did not have an impact on our financial position or results of operations. In February 2008, the FASB delayed the effective date of SFAS 157 for non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis, to the beginning of 2009.

SFAS 157 defines fair value as the price that would be received from the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date, and establishes a framework for measuring fair value. SFAS 157 also establishes a three-level valuation hierarchy for disclosure of fair value measurements. The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. A financial instrument’s categorization within this hierarchy is based upon the lowest level of input that is significant to the fair value measurement. This statement applies to fair value measurements that are already required or permitted by most existing FASB accounting standards.

We do not have any financial assets or liabilities that are measured at fair value as of June 29, 2008 on our consolidated balance sheets. Additionally, we do not have any non-financial assets or liabilities that are measured or disclosed at fair value as of June 29, 2008.

We believe that the carrying values reflected in the condensed consolidated balance sheets at June 29, 2008 and December 31, 2007 reasonably approximate the fair values for cash and cash equivalents, accounts receivable, and all liabilities, due to their short-term nature. In addition, the carrying value of long-term investments, which represents money market accounts, represents fair value with no unrealized gains or losses.

Future Application of Accounting Pronouncements

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133 (SFAS 161). SFAS 161 requires entities that utilize derivative instruments to provide qualitative disclosures about their objectives and strategies for using such instruments, as well as any details of credit-risk-related contingent features contained within derivatives. SFAS 161 also requires entities to disclose additional information about the amounts and location of derivatives located within the financial statements, how the provisions of SFAS 133 have been applied, and the impact that hedges have on an entity’s financial position, financial performance, and cash flows. SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. We are required to adopt SFAS 161 beginning January 1, 2009, and do not expect the adoption will have a material effect on our consolidated financial statements.

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (SFAS 162). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy). SFAS 161 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AICPA Codification of Auditing Standards, AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. The adoption of this standard is not expected to have a material impact on our consolidated financial statements.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our market risk exposures are related to our cash and cash equivalents. We invest our excess cash in highly liquid short-term investments with maturities of less than one year. The portfolio consists primarily of money market instruments. As of June 29, 2008, we had no investments with maturities in excess of one year. These investments are not held for trading or other speculative purposes. Changes in interest rates affect the investment income we earn on our investments and, therefore, impact our cash flows and results of operations. Due to the types of our investments and debt instruments, a 10% change in period-end interest rates or a hypothetical 100-basis-point adverse change in interest rates would not have a significant negative effect on our financial results.

We are exposed to market risk from changes in interest rates on debt. Our exposure to interest rate fluctuations is limited to our outstanding bank debt. At June 29, 2008, there were no amounts outstanding under our revolving or non-revolving lines of credit. The revolving line of credit calls for monthly interest payments beginning June 5, 2008 at a variable interest rate based on the prime rate plus 0.25%, resulting in an initial rate of 5.25%. All outstanding principal plus accrued unpaid interest on the revolving line of credit is due May 13, 2010. The non-revolving line calls for each advance to be evidenced by a separate note. Each advance shall have a maximum term of 57 months with an interest rate based on the prime rate plus 0.25%. Interest expense incurred during the 26-weeks ended June 29, 2008 was not material.

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

Impact of Inflation

The primary areas of our operations affected by inflation are food, supplies, labor, fuel, lease, utility, insurance costs and materials used in the construction of our restaurants. Substantial increases in costs and expenses, particularly food, supplies, labor, fuel and operating expenses could have a significant impact on our operating results to the extent that such increases cannot be passed through to our guests. Our leases require us to pay taxes, maintenance, repairs, insurance and utilities, all of which are subject to inflationary increases. We believe inflation with respect to food, labor, insurance and utility expense has had a material impact on our results of operations in both the second quarters of 2008 and 2007.

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

There are inherent limitations in the effectiveness of any internal control, including the possibility of human error and the circumvention or overriding of controls. Consequently, even effective internal control can only provide reasonable assurances with respect to any disclosure controls and procedures and internal control over financial statement preparation and presentation.

PART II - OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

In March 2007, the Company reached an agreement to settle a class action lawsuit related to how it classified certain employees under California overtime laws. The lawsuit was similar to numerous lawsuits filed against restaurant operators, retailers and others with operations in California. The settlement agreement, which was approved by the court in June 2007, provides for a settlement payment of $7.5 million payable in three installments. The first $2.5 million installment was paid on August 31, 2007. The second $2.5 million installment is due on or before December 28, 2008. The third and final installment of $2.5 million is due on or before June 28, 2010. As of June 29, 2008, the remaining balance of $5.0 million, plus accrued interest of $125,000, was accrued in “Accrued expenses and other liabilities” and “Deferred rent and other liabilities” in the amounts of $2.6 million and $2.5 million, respectively. The Company recently learned that approximately 160 current and former employees who qualified to participate as class members in this class action settlement were not included in the settlement list approved by the court, and some number of these individuals may file claims to participate in the class action. The Company intends, during the second quarter of 2008, to file a motion requesting the court to include these individuals in the approved settlement and to provide that their claims are payable out of the aggregate settlement payment. There is no assurance that the court will grant the Company’s request. The Company has filed a motion requesting the court to include these individuals in the approved settlement and to provide that their claims are payable out of the aggregate settlement payment. The court has not ruled on the Company’s motion and there is no assurance that the court will grant the Company’s request.

On March 24, 2005, a former employee of the Company filed a California state court action alleging that the Company failed to provide the former employee with certain meal and rest period breaks and overtime pay. The parties moved the matter into arbitration, and the former employee amended the complaint to claim that the former employee represents a class of potential plaintiffs. The amended complaint alleges that current and former shift leaders who worked in the Company's California restaurants during specified time periods worked off the clock and missed meal and rest breaks. This case is still in the pre-class certification discovery stage, and no class has been certified. The Company denies the former employee’s claims, and intends to continue to vigorously defend this action. Regardless of merit or eventual outcome, this arbitration may cause a diversion of our management's time and attention and the expenditure of legal fees and expenses. An unfavorable outcome in this matter could have a material impact on our financial position and results of operations. A recent decision by the California Court of Appeals in Brinker Restaurant Corporation v. Superior Court (Hohnbaum) has strengthened the Company’s position. In this case, the Court of Appeals ruled that employers do not need to affirmatively ensure employees actually take their meal and rest breaks, but need only make meal and rest breaks “available” to employees. Regardless of merit or eventual outcome, this arbitration may cause a diversion of the Company’s management’s time and attention and the expenditure of legal fees and expenses.

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

Not applicable

Item 3: DEFAULTS UPON SENIOR SECURITIES

Not applicable

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of shareholders during the quarter ended June 29, 2008.

Item 5. OTHER INFORMATION

None.

Item 6. EXHIBITS

Set forth below is a list of the exhibits included as part of this quarterly report.

Exhibit No.	Description
3.1(1)	Third Amended and Restated Certificate of Incorporation.
3.2(2)	Restated Bylaws (Exhibit 3.4).
3.4(3)	Certificate of Amendment of the Bylaws (Exhibit 3.4).
4.1(2)	Specimen common stock certificate (Exhibit 4.1).
10.76+	Business Loan Agreement, dated May 13, 2008, by and between the Company and Pacific Western Bank ($15 million guidance line).
10.77+	Business Loan Agreement, dated May 13, 2008, by and between the Company and Pacific Western Bank ($5 million revolving line).
31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to our annual report on Form 10-K filed with the SEC on April 8, 2005.
(2)	Incorporated by reference to the above noted exhibit to our registration statement on Form S-1 (333-75087) filed with the SEC on March 26, 1999, as amended.
(3)	Incorporated by reference to our annual report on Form 10-K filed with the SEC on April 2, 2001.

+	We have applied for confidential treatment with respect to certain omitted portions of this exhibit (indicated by asterisks). We have filed an unredacted copy of this exhibit with the SEC.
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

Dated: August 8, 2008
/s/ Dan Pittard
Dan Pittard President and Chief Executive Officer (principal executive officer)

Dated: August 8, 2008
/s/ Frank Henigman
Frank Henigman Chief Financial Officer (principal financial and accounting officer)