Form 10-Q
period 2008-09-28
RUBIOS RESTAURANTS INC
filed 2008-11-07
CIK 1082423

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the quarterly period ended September 28, 2008

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
Yes ☐ No ☑

As of November 5, 2008, there were 9,951,077 shares of the Registrant's common stock, par value $0.001 per share, issued and outstanding.

RUBIO’S RESTAURANTS, INC.

PART I -  FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

RUBIO’S RESTAURANTS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	September 28, 2008	December 30, 2007
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$6,069	$3,562
Other receivables	5,104	4,407
Inventory	2,311	1,773
Prepaid expenses	1,210	2,737
Deferred income taxes	1,722	2,746
Total current assets	16,416	15,225

PROPERTY, net	44,632	40,916
GOODWILL	519	519
LONG-TERM INVESTMENTS	—	3,069
OTHER ASSETS	654	496
DEFERRED INCOME TAXES	9,599	10,843

TOTAL	$71,820	$71,068

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$3,857	$3,819
Accrued expenses and other liabilities	13,598	14,010
Store closure accrual	47	370
Total current liabilities	17,502	18,199

STORE CLOSURE ACCRUAL	27	104
DEFERRED INCOME	350	157
DEFERRED RENT AND OTHER LIABILITIES	8,261	8,533
Total liabilities	26,140	26,993

COMMITMENTS AND CONTINGENCIES (NOTE 3)

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.001 par value, 5,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.001 par value, 35,000,000 shares authorized, 9,951,077 issued and outstanding in 2008, and 9,949,761 issued and outstanding in 2007	10	10
Paid-in capital	52,334	51,108
Accumulated deficit	(6,664)	(7,043)
Total stockholders’ equity	45,680	44,075

TOTAL	$71,820	$71,068

See notes to condensed consolidated financial statements-unaudited.

RUBIO’S RESTAURANTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED
(In thousands, except per share data)

	13 Weeks Ended		39 Weeks Ended
	September 28, 2008	September 30, 2007	September 28, 2008	September 30, 2007
REVENUES:
Restaurant sales	$46,938	$43,906	$134,167	$127,853
Franchise and licensing revenues	74	87	153	168
TOTAL REVENUES	47,012	43,993	134,320	128,021

COSTS AND EXPENSES:
Cost of sales	13,262	12,706	38,524	36,724
Restaurant labor	14,330	13,756	42,298	41,117
Restaurant occupancy and other	11,056	10,082	31,653	29,067
General and administrative expenses	4,513	3,762	13,561	11,840
Depreciation and amortization	2,420	2,212	7,011	6,619
Pre-opening expenses	130	178	488	328
Store closure reversal	—	(19)	(46)	(19)
Loss on disposal/sale of property	57	66	219	116
TOTAL COSTS AND EXPENSES	45,768	42,743	133,708	125,792

OPERATING INCOME	1,244	1,250	612	2,229

OTHER (EXPENSE) INCOME:
Interest and investment (expense) income, net	(42)	90	(73)	289

INCOME BEFORE INCOME TAXES	1,202	1,340	539	2,518
INCOME TAX EXPENSE	413	608	160	1,088

NET INCOME	$789	$732	$379	$1,430

NET INCOME PER SHARE:
Basic	$0.08	$0.07	$0.04	$0.14

Diluted	$0.08	$0.07	$0.04	$0.14

SHARES USED IN CALCULATING NET INCOME PER SHARE:
Basic	9,951	9,937	9,951	9,868

Diluted	9,951	10,019	9,951	9,958

See notes to condensed consolidated financial statements-unaudited.

RUBIO’S RESTAURANTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED
(In thousands)

	39 Weeks Ended
	September 28, 2008	September 30, 2007
OPERATING ACTIVITIES:
Net income	$379	$1,430
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,011	6,619
Share-based compensation expense	1,239	889
Tax benefit from share-based compensation	—	(281)
Loss on disposal/sale of property	219	116
Provision for deferred income taxes	2,268	223
Changes in assets and liabilities:
Other receivables	(697)	(1,286)
Inventory	(538)	(462)
Prepaid expenses	1,773	(1,764)
Other assets	(158)	53
Accounts payable	38	(754)
Accrued expenses and other liabilities	(412)	(4,149)
Store closure accrual	(400)	(80)
Deferred income	193	(33)
Deferred rent and other liabilities	(272)	84
Deferred franchise income	—	(35)
Net cash provided by operating activities	10,643	570

INVESTING ACTIVITIES:
Purchases of property	(6,926)	(4,404)
Purchases of leasehold improvements	(4,020)	(3,146)
Purchases of investments	(96)	(154)
Proceeds from the sale of investments	3,165	91
Net cash used in investing activities	(7,877)	(7,613)

FINANCING ACTIVITIES:
Proceeds from exercise of common stock options	3	1,191
Excess tax (deficiencies) benefit from share-based compensation	(16)	281
Payments for debt issuance costs	(246)	—
Net cash (used in) provided by financing activities	(259)	1,472

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	2,507	(5,571)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	3,562	9,946
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$6,069	$4,375

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash received (paid) for income taxes	$4	$(767)

See notes to condensed consolidated financial statements-unaudited.

RUBIO’S RESTAURANTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying condensed consolidated financial information has been prepared by Rubio’s Restaurants, Inc. and its wholly-owned subsidiaries, Rubio’s Restaurants of Nevada, Inc. and Rubio’s Promotions, Inc. (collectively, the “Company”) without audit and reflects all adjustments, consisting of normal and recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations for the interim periods. The condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles and in accordance with the regulations of the Securities and Exchange Commission (“SEC”). Accordingly, certain information and note disclosures normally included in complete financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules and regulations. These unaudited condensed consolidated financial statements and related notes should be read in conjunction with the consolidated financial statements and related notes for the fiscal year ended December 30, 2007 included in the Company’s Annual Report on Form 10-K and the review of the Company’s more critical accounting policies identified under the caption “Critical Accounting Policies” in that report. Results for the interim periods presented in this report are not necessarily indicative of results which may be reported for any other interim period or for the entire fiscal year. Certain reclassifications have been made to prior year amounts to conform to the current year presentation.

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

The Company believes that the carrying values reflected in the consolidated balance sheets, at September 28, 2008 and December 30 2007, reasonably approximate the fair values for cash and cash equivalents, accounts receivable, and all liabilities, due to their short-term nature. In addition, the carrying values of long-term investments, which represent money market accounts, represent fair value with no unrealized gains or losses. Additionally, the Company does not have any non-financial assets or liabilities that are measured or disclosed at fair value as of September 28, 2008.

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

In December 2007, the FASB issued SFAS No. 141R, Business Combinations (SFAS 141R). SFAS 141R establishes the principles and requirements on how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, liabilities assumed and any non-controlling interest in the acquiree as well as the recognition and measurement of goodwill acquired in a business combination. SFAS 141R also requires certain disclosures to enable users of the financial statements to evaluate the nature and financial effects of the business combination. Acquisition costs associated with the business combination will generally be expensed as incurred. SFAS 141R is effective for business combinations occurring in fiscal years beginning after December 15, 2008. Early adoption of SFAS 141R is not permitted. Acquisitions, if any, after the effective date will be accounted for in accordance with SFAS 141R.

2.	CONDENSED CONSOLIDATED BALANCE SHEETS DETAIL

Condensed Consolidated Balance Sheets detail as of September 28, 2008 and December 30, 2007, respectively (in thousands) are as follows:

	September 28, 2008	December 30, 2007
OTHER RECEIVABLES:
Tenant improvement receivables	$999	$874
Beverage usage receivables	320	227
Credit cards	1,491	1,005
Income taxes	1,660	687
Food supplier receivable	—	917
Other	634	697
Total	$5,104	$4,407

PROPERTY & EQUIPMENT - at cost:
Building and leasehold improvements	$63,531	$57,030
Equipment and furniture	45,784	42,280
Construction in process	4,258	4,696
	113,573	104,006
Less: accumulated depreciation and amortization	(68,941)	(63,090)
Total	$44,632	$40,916

ACCRUED EXPENSES AND OTHER LIABILITIES:
Compensation	$2,078	$2,654
Workers’ compensation	1,787	2,244
Sales taxes	1,219	1,065
Vacation pay	1,002	938
Advertising	157	135
Gift cards	346	845
Occupancy	952	998
Legal and settlement fees regarding class action litigation (Note 3)	2,581	2,551
Construction in process	1,581	793
Other	1,895	1,787
Total	$13,598	$14,010

DEFERRED RENT AND OTHER LIABILITIES:
Deferred rent	$2,646	$2,620
Deferred tenant improvement allowances	2,358	1,839
FIN 48 liability (Note 5)	253	1,150
Legal and settlement fees regarding class action litigation (Note 3)	2,581	2,500
Other	423	424
Total	$8,261	$8,533

3.	COMMITMENTS AND CONTINGENCIES

In March 2007, the Company reached an agreement to settle a class action lawsuit related to how it classified certain employees under California overtime laws. The lawsuit was similar to numerous lawsuits filed against restaurant operators, retailers and others with operations in California. The settlement agreement, which was approved by the court in June 2007, provides for a settlement payment of $7.5 million payable in three installments. The first $2.5 million installment was paid on August 31, 2007. The second $2.5 million installment is due on or before December 28, 2008. The third and final installment of $2.5 million is due on or before June 28, 2010. As of September 28, 2008, the remaining balance of $5.0 million, plus accrued interest of $162,000, was accrued in “Accrued expenses and other liabilities” and “Deferred rent and other liabilities” in the amounts of $2.6 million and $2.6 million, respectively. The Company learned that 140 current and former employees who qualified to participate as class members in this class action settlement were not included in the settlement list approved by the court. The Company has filed a motion requesting the court to include these individuals in the approved settlement and to provide that their claims are payable out of the aggregate settlement payment, as the Company believes the parties intended when they reached a settlement. The matter has not yet been resolved, and there is no assurance that the court will grant the Company’s request.

On March 24, 2005, a former employee of the Company filed a California state court action alleging that the Company failed to provide the former employee with certain meal and rest period breaks and overtime pay. The parties moved the matter into arbitration, and the former employee amended the complaint to claim that the former employee represents a class of potential plaintiffs. The amended complaint alleges that current and former shift leaders who worked in the Company's California restaurants during specified time periods worked off the clock and missed meal and rest breaks. This case is still in the pre-class certification discovery stage, and no class has been certified.  The Company denies the former employee’s claims, and intends to continue to vigorously defend this action. A recent decision by the California Court of Appeals in Brinker Restaurant Corporation v. Superior Court (Hohnbaum) held that employers do not need to affirmatively ensure employees actually take their meal and rest breaks but need only make meal and rest breaks “available” to employees. The Brinker case was recently taken up for review by the California Supreme Court. Regardless of merit or eventual outcome, this arbitration may cause a diversion of the Company’s management’s time and attention and the expenditure of legal fees and expenses.

The Company is involved in various other claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s consolidated financial position, results of operations, or liquidity.

4.	NET INCOME PER SHARE

A reconciliation of basic and diluted income per share, is as follows (in thousands, except per share data):

	13 Weeks Ended		39 Weeks Ended
	September 28, 2008	September 30, 2007	September 28, 2008	September 30, 2007
Numerator
Net income	$789	$732	$379	$1,430

Denominator
Basic:
Weighted average common shares outstanding	9,951	9,937	9,951	9,868
Diluted:
Effect of dilutive securities:
Common stock options	—	82	—	90
Total weighted average common and potential common shares outstanding	9,951	10,019	9,951	9,958

Net income per share:
Basic and Diluted	$0.08	$0.07	$0.04	$0.14

For the 13 and 39 weeks ended September 28, 2008, common stock options of 1,617,621 and 1,591,129, respectively, were not included in the computation of diluted earnings per share as their impact would have been anti-dilutive. For the 13 and 39 weeks ended September 30, 2007, common stock options of 415,454 and 457,074, respectively, were not included in the computation of diluted earnings per share as their impact would have been anti-dilutive.

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

The balance of the Company’s unrecognized tax benefits at the end of the third quarter of 2008 was approximately $226,000. In the fourth quarter of 2007, the Company filed a request to change its accounting method for workers’ compensation costs with the IRS. During the third quarter of 2008, the IRS approved the Company’s request allowing the Company to increase its tax liability for the impact of the change over a four-year period beginning with its 2007 tax return. The Company reduced its balance of unrecognized tax benefits by $794,000 for the impact of the approval of this uncertain tax position. The Company is not aware of any other events that might significantly impact the balance of unrecognized tax benefits during the next twelve months.

During the second quarter of 2008, the Company completed an examination of its 2003 and 2004 tax years by a major tax jurisdiction. The only adjustment was an immaterial reduction to the Company’s state tax credit carryforwards. During the third quarter of 2008, the IRS initiated an examination of the Company’s 2006 and 2007 tax years and, as of yet, has not notified the Company of any potential adjustments to its returns. As of the end of the third quarter of 2008, the Company was not under examination by any other major tax jurisdiction.

The Company has historically classified interest expense and penalties on income tax liabilities and interest income on income tax refunds as additional income tax expense or benefit, respectively, and will continue to do so under FIN 48. As of the adoption of FIN 48, the Company accrued $131,000 of interest expense, gross of its related tax benefits. The Company reduced opening retained earnings by $79,000 for this accrual net of its related tax benefits. At the end of the third quarter of 2008, the Company had a balance of accrued interest of $47,000. During the third quarter of 2008, the Company reversed approximately $105,000 of interest it previously accrued as a result of the IRS approval of the Company’s request for method change and the lapse of the statute of limitations on the Company’s 2004 Federal tax year.

6.	INVESTMENTS

Long-term investments valued at $3.1 million at December 30, 2007 represented restricted cash, pledged as collateral for a standby letter of credit related to the Company’s workers’ compensation policy. These investments were composed of money market accounts and certificates of deposit. These pledged collateral accounts were invested in one year durations or less, but were classified on the Company’s condensed consolidated balance sheet as long-term assets because these investments were restricted, automatically renewed and reinvested each year. During the second quarter of 2008, a standby letter of credit was issued under the credit facility mentioned in Note 7, below. The Company is not required to pledge collateral for this standby letter of credit and, as a result, beginning in the second quarter of 2008, began including the $3.1 million in cash and cash equivalents.

7.	CREDIT FACILITY

On May 13, 2008, the Company entered into a $5.0 million revolving line of credit and a $15.0 million non-revolving line with Pacific Western Bank (“Credit Facility”). The revolving line of credit calls for monthly interest payments beginning June 5, 2008 at a variable interest rate based on the prime rate plus 0.25%, resulting in an initial rate of 5.25%. All outstanding principal plus accrued unpaid interest on the revolving line of credit is due May 13, 2010. The non-revolving line calls for each advance to be evidenced by a separate note. Each advance shall have a maximum term of 57 months with an interest rate based on the prime rate plus 0.25%. Payments on advances shall be interest only for the first 9 months, then principal and interest payments monthly. Both lines are collateralized by all assets of the Company and guaranteed by its subsidiaries. In addition, both lines require the Company to maintain its primary depository relationship with the Bank and the related accounts are subject to the right of off set for amounts due under the lines. Both lines are subject to certain financial and non-financial debt covenants and include a restriction on the payment of dividends without prior consent of the Bank. As of September 28, 2008, the Company was in compliance with all debt covenants and there were no funded borrowings outstanding under the Credit Facility. At September 28, 2008, the Company had $2.0 million of availability under the revolving line of credit, net of $3.0 million of outstanding letters of credit, and $15.0 million of availability under the non-revolving line of credit.

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

Overview

We opened our first restaurant under the name “Rubio’s, Home of the Fish Taco” in 1983. As of September 28, 2008, we have grown to 185 restaurants, including 181 Company-operated locations, two licensed locations and two franchised locations. We position our restaurants in the high-quality, fresh and distinctive fast-casual Mexican cuisine segment of the restaurant industry. Our business goal is to become a leading brand in this industry segment.

Third quarter and year to date results for 2008 were impacted by the overall challenging macroeconomic environment in the areas we operate our restaurants, and in particular, higher gasoline prices and the weak housing markets in Arizona, Nevada and parts of California. Over the past several months, we have undergone a vigorous assessment of the opportunities to better leverage our resources and gain efficiencies in our cost structure, while continuing to focus on delivering unique products and an unsurpassed guest experience. Notably, we reduced our corporate support staff by just over 10% at the end of April 2008 and have several initiatives underway to lower food and labor costs while maintaining the integrity of our brand. We believe this balanced approach will better position us to achieve our business goals in the near term and still execute our longer term strategy.

We opened four company-owned restaurants in the first quarter of 2008, five in the second quarter of 2008, three in the third quarter of 2008, and had five more under construction at the end of the third quarter. We plan to open a total of five new restaurants during the remainder of fiscal 2008. The current slow down in housing, combined with the general economic climate, has caused us to focus almost exclusively on sites located in mature trade areas, where we will look for attractive long-term opportunities in the softening real estate market. This narrower focus could limit our growth potential in 2009.

Revenues for the quarter increased 6.9% to $47.0 million in 2008, compared to $44.0 million in 2007. Year-to-date revenues in 2008 increased 4.9% to $134.3 million. Comparable store sales decreased 2.1%, due primarily to a 6.7% decrease in transactions offset by a 4.9% higher check average. The transaction decline we experienced in the last three quarters of 2007 was exacerbated during the first three quarters of 2008. We believe this is in large part due to the loss of price-sensitive customers, as well as general economic conditions and the impact of higher gasoline costs and the sub-prime mortgage crisis. We have experienced larger declines in transactions in our markets that have been the most affected by the sub-prime problem, including Sacramento, the Inland Empire region in California, and Phoenix. Our average unit volume for stores opened at least twelve periods decreased to $1,010,000 as of September 28, 2008, compared to $1,032,000 as of September 30, 2007. The decrease was due primarily to recent decreases in comparable store sales compared to 2007.

Cost of sales as a percentage of restaurant sales decreased to 28.3% from 28.9% quarter-over-quarter as a result of the price increase that we implemented in July of this year, the second quarter price increase on our high volume Taco Tuesday promotion, as well as through ongoing menu engineering efforts. Restaurant labor cost as a percentage of restaurant sales for the quarter decreased to 30.5% in the third quarter of 2008 from 31.3% in the 2007 quarter. Restaurant occupancy and other costs as a percentage of restaurant sales increased to 23.6% in the third quarter of 2008 compared to 23.0% in the third quarter of 2007. As a result, our restaurant operating margins improved to 17.7% in the third quarter of 2008 from 16.8% for the prior year comparable quarter.

General and administrative expenses were $4.5 million or 9.6% of revenues in the third quarter of 2008 compared to $3.8 million or 8.6% of revenues in the third quarter of 2007. The increase in the 2008 quarter is primarily due to additional compensation related costs, including non-cash share-based compensation and legal costs. Specifically, during the third quarter of 2008, we recorded non-cash share based compensation costs related to the final vesting of various option and restricted stock unit grants during the quarter of approximately $222K.

Results of Operations

All comparisons in the following section between 2008 and 2007 refer to the 13-week (“quarter”) and 39-week (“year-to-date”) periods ended September 28, 2008 and September 30, 2007, respectively, unless otherwise indicated.

The following table sets forth our operating results, expressed as a percentage of total revenues, with respect to certain items included in our statements of income.

	13 Weeks Ended		39 Weeks Ended
	September 28, 2008	September 30, 2007	September 28, 2008	September 30, 2007
Total revenues	100.0%	100.0%	100.0%	100.0%
Costs and expenses:
Cost of sales (1)	28.3	28.9	28.7	28.7
Restaurant labor (1)	30.5	31.3	31.5	32.2
Restaurant occupancy and other (1)	23.6	23.0	23.6	22.7
General and administrative expenses	9.6	8.6	10.1	9.2
Depreciation and amortization	5.1	5.0	5.2	5.2
Pre-opening expenses	0.3	0.4	0.4	0.3
Store closure reversal	—	—	—	—
Loss on disposal/sale of property	0.1	0.2	0.2	0.1
Operating income	2.6	2.8	0.5	1.7
Other income (expense)	—	0.2	(0.1)	0.2
Income before income taxes	2.6	3.0	0.4	2.0
Income tax expense	0.9	1.4	0.1	0.8
Net income	1.7	1.7	0.3	1.1

(1) As a percentage of restaurant sales

The following table summarizes the number of restaurants:

	September 28, 2008	September 30, 2007
Company-operated	181	166
Franchised	2	2
Licensed	2	3
Total	185	171

Revenues

Total revenues were $47.0 million in the third quarter of 2008 as compared to $44.0 million in the third quarter of 2007. Year-to-date revenues increased to $134.3 million in 2008, compared to $128.0 million in 2007. The third quarter-to-third quarter increase in revenue of $3.0 million was primarily the result of three factors: first, five restaurant openings in fiscal 2007 and twelve openings thus far in 2008 contributed sales of $4.1 million; second, decreased comparable store sales of 2.1% partially offset the increase from new stores by $0.9 million; and finally, one restaurant closure in the first quarter of 2008 and one in the third quarter of 2008 offset the increase by $0.2 million. The third quarter comparable store sales decrease was due to a decrease in transactions of 6.7%, which was partially offset by an increase in average check size of 4.9%. On a year-to-date basis, the $6.3 million increase in revenue was the result of the same three factors.

Costs and Expenses

Cost of sales as a percentage of restaurant sales decreased to 28.3% in the third quarter of 2008, compared to 28.9% in the third quarter of 2007. Year-to-date cost of sales was 28.7% of restaurant sales which is consistent with 28.7% for the same period last year. The third quarter and year-to-date periods were impacted by a price increase we implemented in July of this year, which was the result of our efforts to mitigate continued food cost inflation pressure, as well as with ongoing menu engineering efforts and diversification of our supply chain. This decrease in cost of sales as a percentage of restaurant sales was offset by increases in the cost of fish, tortillas, avocados, cheese and beverage syrup, as well as cost increases related to the Company’s transition to the use of zero trans fat oil during the third quarter of 2007. Our distribution costs also increased during the first three quarters of 2008, driven largely by higher gasoline costs.

Restaurant labor as a percentage of sales decreased to 30.5% as compared to 31.3% for the third quarter of 2007. Year-to-date restaurant labor decreased to 31.5% as compared to 32.2% in 2007. The quarter-over-quarter and year-over-year decreases in labor cost as a percentage of sales were due to continued favorable adjustments to our worker’s compensation reserves that resulted primarily from the closure of a large number of cases during the year thus far and our continued focus on safety in our restaurants, as well as from improvements in labor management driven by our new labor scheduling system. These favorable drivers were partially offset by de-leveraging of the fixed component of labor due to lower comparable store sales and the increase in the minimum wage rate in the State of California which occurred during January 2008.

Restaurant occupancy and other costs as a percentage of restaurant sales for the third quarter and year-to-date increased to 23.6% and 23.6%, respectively, in 2008, compared to 23.0% and 22.7%, respectively, in 2007. The quarter-to-quarter and year-to-date increases are primarily due to lower average unit volumes on a partially fixed cost base.

General and administrative expenses were $4.5 million and 9.6% of revenues in the third quarter of 2008 compared to $3.8 million and 8.6% of revenues in the third quarter of 2007. Year-to-date general and administrative expenses increased to $13.6 million and 10.1% of revenue in 2008 compared to $11.8 million and 9.2% in 2007. The quarter over quarter increase was primarily due to the previously mentioned increase in non-cash share based compensation, the addition of senior executives in the 4th quarter of 2007 and $150,000 in professional fees associated with an income tax method change study that allowed us to immediately expense for tax purposes approximately $6.3 million in previously capitalized repairs and remodel expense. The year-to-date general and administrative expenses increase in 2008 is primarily due to the same factors, as well as higher legal costs.

Depreciation and amortization increased to $2.4 million and $7.0 million for the third quarter and year-to-date 2008, respectively, as compared with $2.2 million and $6.6 million for the same period in 2007. The increase is due to our continued growth in company-owned restaurants, which included the addition of ten restaurants in 2007 and twelve thus far in 2008.

Pre-opening expenses decreased to $130,000 in the third quarter of 2008, compared to $178,000 in the third quarter of 2007. On a year-to-date basis, pre-opening expenses increased to $488,000 in 2008 from $328,000 in 2007. The increase in year-to-date pre-opening expense is due to the fact that we had opened twelve restaurants and had five under construction at the end of the third quarter in 2008 as compared to five opened and five under construction at the same point in time in 2007. On a quarter over quarter basis, we opened three new stores during the third quarters of 2007 and 2008, therefore the current year decrease represents an overall decline in pre-opening expenditures on a per store basis. This per store reduction is primarily due to the shifting of certain marketing related costs to post-opening.

Loss on disposal/sale of property was $57,000 in the third quarter of 2008 and $219,000 for year-to-date 2008, compared to $66,000 and $116,000 in 2007, respectively, for the same time periods. The increase for the 2008 year to date period was primarily due to increased maintenance related capital expenditures, in addition to the closure of our Beverly Center location in Los Angeles, California and the closure of our location in Summerlin, Nevada.

Other (expense) income decreased to an expense of $42,000 for the third quarter and $73,000 for year-to-date in 2008, as compared to income of $90,000 and $289,000 for the same time periods in 2007, respectively. The quarter-over-quarter and year-over-year decreases in income were due to lower cash balances and interest accruals related to our class action settlement.

The 2008 income tax expense reflects the projected annual tax rate of 35.4%. The 2007 income tax provision reflects the projected annual tax rate of 38.5%. We report interest accruals under FIN 48 as additional income tax expense or benefit and, in the third quarter, we reversed $105,000 of previously accrued interest. This reversal, net of a reduction in Federal tax credits and the impact of a change in our state effective tax rate, decreased the quarterly rate to 34.4%. The final 2008 annual tax rate cannot be determined until the end of the fiscal year. As a result, the actual rate could differ from our current estimate.

Liquidity and Capital Resources

We generated $10.6 million in cash flow from operating activities for the 39 weeks ended September 28, 2008, compared to $570,000 for the 39 weeks ended September 30, 2007. The increase in cash flow from operating activities for the 39 weeks ended September 28, 2008 is due to the first payment of $2.5 million related to a previously settled class action lawsuit and the payment of $1.5 million in prepaid rent at the end of the third quarter of 2007, in addition to changes in operating assets and liabilities, and non-cash expenses, including depreciation, amortization and share-based compensation, partially offset by decreased net income.

Net cash used in investing activities was $7.9 million for the 39 weeks ended September 28, 2008 compared to $7.6 million for the 39 weeks ended September 30, 2007. The increase in cash used in investing activities for the 39 weeks ended September 28, 2008 for investing was driven by increased new store development activity, offset by proceeds from the release of restricted cash that was collateralizing standby letters of credit.

Net cash used by financing activities was $259,000 for the 39 weeks ended September 28, 2008 compared to net cash provided of $1.5 million for the 39 weeks ended September 30, 2007. Financing activities for the current year period consisted of the payment of debt issuance costs in addition to the tax impact of option cancellations, while activities in the prior year period consisted of proceeds from the exercise of common stock options and related tax benefits.

On May 13, 2008, we entered into a $5.0 million revolving line of credit and a $15.0 million non-revolving line (“Credit Facility”) with Pacific Western Bank (“Bank”). The revolving line of credit calls for monthly interest payments which began June 5, 2008 at a variable interest rate based on the prime rate plus 0.25%, resulting in an initial rate of 5.25%. All outstanding principal plus accrued unpaid interest on the revolving line of credit is due May 13, 2010. The non-revolving line calls for each advance to be evidenced by a separate note. Each advance shall have a maximum term of 57 months with an interest rate based on the prime rate plus 0.25%. Payments on advances shall be interest only for the first 9 months, then principal and interest payments monthly. Both lines are collateralized by all of our assets and guaranteed by our subsidiaries. In addition, both lines require us to maintain our primary depository relationship with the Bank and the related accounts are subject to the right of offset for amounts due under the lines. Both lines are subject to certain financial and non-financial debt covenants and include a restriction on the payment of dividends without prior consent of the Bank. As of September 28, 2008, we were in compliance with all debt covenants and there were no funded borrowings outstanding under the Credit Facility; however, there were outstanding letters of credit totaling $3.0 million.

In 2003, we obtained a letter of credit in the amount of $2.0 million related to our workers’ compensation insurance policy. The letter of credit was subject to automatic one year extensions from the expiration date and thereafter, unless notification was made prior to the expiration date. In December 2004, this letter of credit was increased to $2.9 million. The letter of credit was extended in October 2006. We were also required, under the terms of the letters of credit, to pledge collateral of $3.0 million in 2006. During the second quarter of 2008, we issued a standby letter of credit under the Credit Facility we obtained during the second quarter. We were not required to pledge collateral for this standby letter of credit and, as a result, during the second quarter we included the $3.1 million in cash and cash equivalents and terminated the related line of credit agreement.

We currently expect total capital expenditures in 2008 to be approximately $14 million for restaurant openings, maintenance, and for corporate and information technology. We currently expect that future locations will generally cost between $575,000 and $625,000 per unit, excluding pre-opening expenses. Some units may exceed this range due to the area in which they are built and the specific requirements of the project. Pre-opening expenses are expected to average between $50,000 and $60,000 per restaurant, which includes approximately $20,000 to $30,000 of non-cash rent expense during the build-out period.

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

We believe that the carrying values reflected in the consolidated balance sheets, at September 28, 2008 and December 30 2007, reasonably approximate the fair values for cash and cash equivalents, accounts receivable, and all liabilities, due to their short-term nature. In addition, the carrying values of long-term investments, which represent money market accounts, represent fair value with no unrealized gains or losses. Additionally, we do not have any non-financial assets or liabilities that are measured or disclosed at fair value as of September 28, 2008.

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

In December 2007, the FASB issued SFAS No. 141R, Business Combinations (SFAS 141R). SFAS 141R establishes the principles and requirements on how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, liabilities assumed and any non-controlling interest in the acquiree as well as the recognition and measurement of goodwill acquired in a business combination. SFAS 141R also requires certain disclosures to enable users of the financial statements to evaluate the nature and financial effects of the business combination. Acquisition costs associated with the business combination will generally be expensed as incurred. SFAS 141R is effective for business combinations occurring in fiscal years beginning after December 15, 2008. Early adoption of SFAS 141R is not permitted. Acquisitions, if any, after the effective date will be accounted for in accordance with SFAS 141R.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our market risk exposures are related to our cash and cash equivalents. We invest our excess cash in highly liquid short-term investments with maturities of less than one year. The portfolio consists primarily of money market instruments. As of September 28, 2008, we had no investments with maturities in excess of one year. These investments are not held for trading or other speculative purposes. Changes in interest rates affect the investment income we earn on our investments and, therefore, impact our cash flows and results of operations. Due to the types of our investments and debt instruments, a 10% change in period-end interest rates or a hypothetical 100-basis-point adverse change in interest rates would not have a significant negative effect on our financial results.

We are exposed to market risk from changes in interest rates on debt. Our exposure to interest rate fluctuations is limited to our outstanding bank debt. At September 28, 2008, there were no amounts outstanding under our revolving or non-revolving lines of credit. The revolving line of credit calls for monthly interest payments beginning June 5, 2008 at a variable interest rate based on the prime rate plus 0.25%, resulting in an initial rate of 5.25%. All outstanding principal plus accrued unpaid interest on the revolving line of credit is due May 13, 2010. The non-revolving line calls for each advance to be evidenced by a separate note. Each advance shall have a maximum term of 57 months with an interest rate based on the prime rate plus 0.25%. Interest expense incurred during the 39-weeks ended September 28, 2008 was not material.

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

Impact of Inflation

The primary areas of our operations affected by inflation are food, supplies, labor, fuel, lease, utility, insurance costs and materials used in the construction of our restaurants. Substantial increases in costs and expenses, particularly food, supplies, labor, fuel and operating expenses could have a significant impact on our operating results to the extent that such increases cannot be passed through to our guests. Our leases require us to pay taxes, maintenance, repairs, insurance and utilities, all of which are subject to inflationary increases. We believe inflation with respect to food, labor, insurance and utility expense has had a material impact on our results of operations in both the third quarters of 2008 and 2007.

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

PART II - OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

In March 2007, the Company reached an agreement to settle a class action lawsuit related to how it classified certain employees under California overtime laws. The lawsuit was similar to numerous lawsuits filed against restaurant operators, retailers and others with operations in California. The settlement agreement, which was approved by the court in June 2007, provides for a settlement payment of $7.5 million payable in three installments. The first $2.5 million installment was paid on August 31, 2007. The second $2.5 million installment is due on or before December 28, 2008. The third and final installment of $2.5 million is due on or before June 28, 2010. As of September 28, 2008, the remaining balance of $5.0 million, plus accrued interest of $162,000, was accrued in “Accrued expenses and other liabilities” and “Deferred rent and other liabilities” in the amounts of $2.6 million and $2.6 million, respectively. The Company learned that 140 current and former employees who qualified to participate as class members in this class action settlement were not included in the settlement list approved by the court. The Company has filed a motion requesting the court to include these individuals in the approved settlement and to provide that their claims are payable out of the aggregate settlement payment. There is no assurance that the court will grant the Company’s request. The Company has filed a motion requesting the court to include these individuals in the approved settlement and to provide that their claims are payable out of the aggregate settlement payment, as the Company believes the parties intended when they reached a settlement. The matter has not yet been resolved, and there is no assurance that the court will grant the Company’s request.

On March 24, 2005, a former employee of the Company filed a California state court action alleging that the Company failed to provide the former employee with certain meal and rest period breaks and overtime pay. The parties moved the matter into arbitration, and the former employee amended the complaint to claim that the former employee represents a class of potential plaintiffs. The amended complaint alleges that current and former shift leaders who worked in the Company's California restaurants during specified time periods worked off the clock and missed meal and rest breaks. This case is still in the pre-class certification discovery stage, and no class has been certified. The Company denies the former employee’s claims, and intends to continue to vigorously defend this action. Regardless of merit or eventual outcome, this arbitration may cause a diversion of our management's time and attention and the expenditure of legal fees and expenses. An unfavorable outcome in this matter could have a material impact on our financial position and results of operations. A recent decision by the California Court of Appeals in Brinker Restaurant Corporation v. Superior Court (Hohnbaum) held that employers do not need to affirmatively ensure employees actually take their meal and rest breaks, but need only make meal and rest breaks “available” to employees. The Brinker case was recently taken up for review by the California Supreme Court. Regardless of merit or eventual outcome, this arbitration may cause a diversion of the Company’s management’s time and attention and the expenditure of legal fees and expenses.

The Company is involved in various other claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s consolidated financial position, results of operations, or liquidity.

Item 1A. RISK FACTORS

An investment in our common stock involves a high degree of risk. You should consider carefully the risks and uncertainties described under Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 30, 2007, which we filed with the SEC on March 31, 2008, together with all other information contained or incorporated by reference in this report before you decide to invest in our common stock. The risks described in our annual report have not materially changed, although an additional risk factor is added at the end of the list of risk factors under Item 1A to read in its entirety as stated below. If any of the risks described in this report or in our annual report actually occurs, our business, financial condition, results of operations and our future growth prospects could be materially and adversely affected. Under these circumstances, the trading price of our common stock could decline, and you may lose all or part of your investment.

The recent disruptions in the overall economy and the financial market has and will continue to adversely impact our business and results of operations.

The restaurant industry has and will continue to be affected by macro economic factors, including changes in national, regional, and local economic conditions, employment levels and consumer spending patterns. The recent disruptions in the overall economy and financial markets have reduced consumer confidence in the economy and negatively affected consumers’ dining out occasions, which has been harmful to our results of operations, adversely affects our ability to comply with our covenants under our credit facility and may result in a deceleration of the number and timing of restaurant openings. There can be no assurances that government responses to the disruptions in the financial markets will restore consumer confidence, stabilize the markets or increase liquidity and the availability of credit.

Item 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable

Item 3: DEFAULTS UPON SENIOR SECURITIES

Not applicable

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The following matters were submitted to a vote of the Company’s stockholders at the annual meeting of stockholders held on July 24, 2008:

(1)
Election of three directors of the Company to hold office until the 2011 annual meeting of the stockholders and until their respective successors are duly elected and qualified. The following nominees were elected by the following votes:

Nominee	For	Withheld

Craig S. Andrews, J.D.	7,382,805	2,003,432
William R. Bensyl	8,307,449	1,078,788
Loren C. Pannier	8,578,748	807,489

The following individuals are continuing directors with terms expiring upon the 2009 Annual Meeting of Stockholders: Kyle A. Anderson and Ralph Rubio.

The following individuals are continuing directors with terms expiring upon the 2010 Annual Meeting of Stockholders: Jack W. Goodall, Daniel E. Pittard and Timothy J. Ryan.

(2)	Ratification of the selection of KPMG, LLP as the Company’s independent registered public accounting firm for the year ending December 28, 2008, as follows:

For	Against	Abstain

9,363,605	17,070	5,562

(3)	Consider and vote on a proposal recommended by the Board of Directors to approve and adopt the 2008 Equity Incentive Plan:

For	Against	Abstain	Non-Votes

3,907,074	2,640,419	837,180	2,001,564

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

Dated: November 7, 2008
/s/ Dan Pittard
Dan Pittard President and Chief Executive Officer (principal executive officer)

Dated: November 7, 2008
/s/ Frank Henigman
Frank Henigman Chief Financial Officer (principal financial and accounting officer)