Form 10-K
period 2008-12-28
RUBIOS RESTAURANTS INC
filed 2009-03-24
CIK 1082423

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 28, 2008
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
Yes ☐ No ☑

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, as defined in Rule 12b-2 of the Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

The aggregate market value of the voting stock held by non-affiliates of the registrant based upon the closing sale price of the registrant’s common stock on June 27, 2008 as reported on the NASDAQ Global Market was approximately $35,263,993.

As of March 19, 2009, there were 9,960,077 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of our definitive proxy statement for the 2009 annual meeting of stockholders are incorporated by reference into Part III of this annual report on Form 10-K. Our 2009 annual meeting of stockholders is scheduled to be held on July 22, 2009. We intend to file our definitive proxy statement with the Securities and Exchange Commission not later than 120 days after the conclusion of our fiscal year ended December 28, 2008.

RUBIO’S RESTAURANTS, INC.

TABLE OF CONTENTS

FORWARD-LOOKING STATEMENTS

This report includes statements of our expectations, intentions, plans, and beliefs that constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and are intended to come within the safe harbor protection provided by those sections. These forward-looking statements are principally contained in the section captioned “Business” under Item 1 below and the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under Item 7 below. In some cases, you can identify forward-looking statements by terms such as may, will, should, expect, plan, intend, forecast, anticipate, believe, estimate, predict, potential and continue, or the negative of these terms or other comparable terminology. These forward-looking statements involve a number of risks and uncertainties, including but not limited to, those factors discussed under “Risk Factors” under Item 1A below and those discussed in other documents we file with the Securities and Exchange Commission. As a result of these risks and uncertainties, our actual results or performance may differ materially from any future results or performance expressed or implied by the forward-looking statements. These forward-looking statements represent beliefs and assumptions only as of the date of this annual report. Except as required by applicable law, we undertake no obligation to release publicly the results of any revisions or updates to these forward-looking statements to reflect events or circumstances arising after the date of this annual report.

PART I.

Item 1. BUSINESS

As of March 19, 2009, we own and operate 190 fast-casual Mexican restaurants, two licensed locations, and three franchised restaurants that offer high-quality, fresh and distinctive Mexican cuisine, at attractive prices; including chargrilled chicken, steak and fresh seafood items such as burritos, tacos and quesadillas inspired by the Baja, California region of Mexico. We were incorporated in California in 1985 and re-incorporated in Delaware in October 1997. We have two wholly owned subsidiaries, Rubio’s Restaurants of Nevada, Inc., which was incorporated in Nevada in 1997, and Rubio’s Incentives, LLC, which was organized in Arizona in 2008. Our restaurants are located in California, Arizona, Nevada, Colorado and Utah. As of March 19, 2009, we had approximately 3,700 employees.

RUBIO’S FRESH MEXICAN GRILL® CONCEPT

The Rubio’s Fresh Mexican Grill® concept evolved from the original “Rubio’s, Home of the Fish Taco®” concept, which our co-founder Ralph Rubio first developed following his college spring break trips to the Baja peninsula of Mexico in the mid-1970s. Ralph and his father, Raphael, opened the first Rubio’s® restaurant 25 years ago in the Mission Bay area of San Diego, California and introduced fish tacos to America. Building on the initial success of the concept, we expanded our menu and upgraded our restaurant layout over the years to appeal to a broader customer base, including a concept name change to Rubio’s Baja Grill® in 1997 to reflect these improvements. In 2002, Rubio’s further evolved, completing a transformation from Rubio’s original fish taco concept to Rubio’s Fresh Mexican Grill. The Rubio’s concept now features grilled chicken, steak and seafood items as well as our original Baja-style World Famous Fish Tacos SM. In 2007, we completed a multi-year re-imaging program for our existing restaurants so that our interiors and exteriors display distinctive designs that match our high-quality, fresh food. In 2007, we rolled out Rubio’s A-Go-Go, which features major enhancements in our to-go, delivery and catering program that include improved packaging, product offerings, order processing and order fulfillment that we believe makes our program more convenient and attractive for our guests. Since the end of fiscal 2002 through March 2009, the number of company-owned restaurants has increased from 135 to 190. We believe Rubio’s Fresh Mexican Grill is well positioned as an innovator in the fast-casual Mexican cuisine segment. The critical elements of our market positioning are as follows:

•
FRESHLY PREPARED HIGH-QUALITY FOOD WITH BOLD, DISTINCTIVE TASTES AND FLAVORS. We differentiate ourselves from competitive restaurants by offering high-quality, flavorful, and made-to-order products using Baja-inspired recipes at attractive prices. Our menu strategy is predicated on developing unique, distinctive and flavorful products that generate strong guest loyalty. Rubio’s excels with seafood, and our signature items include our World Famous Fish Tacos, Grilled Gourmet Tacos, Baja Grill® Burritos with chargrilled chicken or steak and our authentic Street Tacos. Rubio’s also offers a number of burritos, tacos and quesadillas prepared in a variety of ways featuring grilled, marinated chicken, steak, pork, shrimp and mahi mahi. In addition, we serve freshly prepared salads and bowls. Our menu also includes HealthMex® offerings that are lower in fat and calories, and Kid’s Meals designed especially for children. Our guacamole, chips, beans and rice are prepared fresh daily in our restaurants. Guests may enhance and customize their meals at our complimentary salsa bar that features a variety of freshly prepared salsas. Our menu is served at lunch and dinner, as well as breakfast in a limited number of our restaurants.

•
CASUAL, FUN DINING EXPERIENCE. Our restaurants are designed to create a fun and casual ambiance by capturing the relaxed, comfortable and colorful atmosphere inspired by the Baja, California region of Mexico. Our design elements include colorful Mexican tiles, Baja beach photos and tropical prints, surfboards on the walls and authentic palm-thatched patio umbrellas, or palapas, in most locations. We believe our restaurants have broad appeal to a wide range of guests.

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

•
ACHIEVE FAVORABLE RESTAURANT-LEVEL ECONOMICS. We believe we are able to achieve favorable operating results in our core markets due to the appeal of our concept, careful site selection, cost-effective development, consistent application of our management and training programs, and a focus on continuously improving our economic model. We utilize centralized and local restaurant information and accounting systems, which allow our management to monitor and control labor, food and other direct operating expenses on a real-time basis and provide them with timely access to financial and operating data. As we expand and optimize our menu, we continue to focus on creating highly desirable, high-margin items. We also believe that our culture, emphasis on training and our manager long-term incentive plan leads to lower employee turnover rates, and higher productivity, compared with industry averages.

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

•
EXECUTE FOCUSED REGIONAL EXPANSION STRATEGY. We believe that our restaurant concept has significant opportunities for expansion in both our existing and neighboring markets. An expansion strategy focused primarily on company-owned unit growth will allow us to grow our brand and maintain the quality of food and service expected by our customers. We generally target high-traffic, high-visibility end-cap locations in urban and suburban markets with medium to high family income levels. Our three-year expansion plan begins with an annual unit growth rate of approximately 6% in 2009 and increases to 20% by 2011. We currently plan to open 10-20 company-owned restaurants in fiscal 2009 in our existing geographic markets. The current slow down in housing, combined with general economic climate, has caused us to focus almost exclusively on sites located in mature trade areas. This narrower focus could limit our growth potential in 2009 and 2010. In addition, we secured a line of credit in 2008 to support our planned restaurant growth. We intend to tailor our expansion plan during fiscal 2009 based on economic conditions, our financial results and our ability to continue to satisfy the covenants contained in our credit facility. If our financial results drop below our expectations or we are unable to comply with the covenants in our credit facility, we will slow or curtail our expansion plan.

UNIT ECONOMICS

For purposes of analyzing our store operating results, and to eliminate the effects of start-up, training, and other costs associated with new store openings, we measure comparable store results on only those units that have been open for at least 15 months. During fiscal 2008, we had 163 units that were open for over 15 months. These units generated average sales of $1,008,000 per unit, average operating income of $114,000, or 11.3% of sales, and average operating cash flows of $161,000, or 16.0% of sales. Comparable store sales decreased 2.4% in fiscal 2008 following an increase of 6.2% in fiscal 2007 and an increase of 2.0% in fiscal 2006.

These results are not necessarily indicative of our future results or the results we may obtain in other units currently open, or those we may open in the future.

EXISTING LOCATIONS

The following table sets forth information about our existing restaurants as of March 19, 2009. We own and operate 190 restaurants. We also have three franchised locations in Las Vegas, Nevada and have licensed our concept to other restaurant operators for two non-traditional locations in the San Diego and Los Angeles areas of California at Petco Park Stadium in San Diego and the Honda Center in Anaheim. The majority of our restaurants are in high-traffic retail centers and are not stand-alone units.

Company-Owned and Operated Locations	Opened
Los Angeles Area	75
San Diego Area	47
Phoenix/Tucson Area	30
Denver Area	4
San Francisco Area	14
Sacramento Area	11
Las Vegas Area	3
Salt Lake City Area	6
Total Company-Owned Locations	190

Franchise and Licensed Locations
Los Angeles Area	1
San Diego Area	1
Las Vegas Area	3
Total Franchised and Licensed Locations	5

 We currently lease all of our restaurant locations with the exception of one owned building. We plan to continue to lease substantially all of our future restaurant locations in high-traffic retail centers where purchasing the building is not an option.

Historically, our restaurants have ranged from 1,800 to 3,300 square feet, excluding our smaller, food court locations. We expect the size of our future sites to range from 2,000 to 2,800 square feet. We intend to continue to develop restaurants that will require, on average, a total cash investment of approximately $550,000, net of tenant improvement allowance and excluding estimated pre-opening expenses of approximately $50,000 to $60,000 per unit, which includes approximately $20,000 to $30,000 of non-cash rent expense during the build-out period.

EXPANSION AND SITE SELECTION

Our expansion strategy targets major metropolitan areas that have attractive demographic characteristics. Once a metropolitan area is selected, we identify viable trade areas that have high-traffic patterns, strong demographics, such as medium to high family incomes, high education levels and high density of both daytime employment and residential developments, limited competition and strong retail and entertainment developments. Within a desirable trade area, we select sites that provide specific levels of visibility, accessibility, parking, co-tenancy and exposure to a large number of potential guests. In response to the current economic downturn, our current focus is on sites located exclusively in mature trade areas.

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

Our three-year expansion plan begins with an annual unit growth rate of approximately 6% in 2009, and increases to 20% by 2011. We currently plan to open 10-20 company-owned restaurants in fiscal 2009 in our existing geographic markets. The current slow down in housing, combined with the general economic climate, has caused us to focus almost exclusively on sites located in mature trade areas. The uncertain economy could limit our growth potential in 2009 and 2010. In addition, we secured a line of credit in 2008 to support our planned restaurant growth. We intend to tailor our expansion plan during fiscal 2009 based on economic conditions, our financial results and our ability to continue to satisfy the covenants contained in our credit facility. If our financial results drop below our expectations or we are unable to comply with the covenants in our credit facility, we will slow or curtail our expansion plan.

In connection with our strategy to expand into selected markets, we have and will continue to consider franchising our restaurant concept. We currently have a limited franchising program. As of March 19, 2009, we have one signed franchise development agreement. This agreement represents a commitment to open five restaurants in five years. The franchisee under this agreement opened its first restaurant in April 2006, its second restaurant in August 2007 and its third restaurant in November 2008. We are currently evaluating our options with respect to the franchising program, and the management and financial resources that will be required to build the operational infrastructure needed to support the franchising of our restaurants.

MENU

Our made-to-order menu - including our signature World Famous Fish Tacos - features burritos, soft-shell tacos, Grilled Gourmet Tacos™, enchiladas, quesadillas, nachos and salads. All our products are made with high-quality ingredients including marinated, chargrilled chicken breast and carne asada steak as well as seafood such as chargrilled mahi mahi, sautéed shrimp, Alaskan Pollock, salmon and Langostino lobster, all inspired by the Baja, California region of Mexico. The menu highlights Rubio’s tacos bundled as meal combinations, where two tacos are served on plates with beans and chips. The goal of our menu is to maintain our heritage of offering distinctive fish and seafood items, while also including offerings of chicken, pork and beef items. Side items including guacamole, chips, “no-fried” pinto beans, black beans and rice are all made fresh daily in our restaurants. Each of our restaurants also provides self-serve salsa bars where guests may choose from four different salsas freshly-made in every restaurant. Our prices - targeted at the consumer who wants to spend $5.00 to $10.00 for a meal - range from about $1.69 for our snack-size Street Tacos to $8.99 for a Cabo Plate, which includes a Shrimp Burrito, Fish Taco and a side of beans and chips. Most of our restaurants offer a selection of imported Mexican and domestic beers.

Our HealthMex® menu items, designed to have less than 30% calories from fat and offered in most of our restaurants, include burritos served on whole-wheat tortillas, and tacos, all made with chargrilled chicken or mahi mahi.

Our Kid’s Meals combine a choice of Chicken Taquitos, a Cheese Quesadilla or a Bean & Cheese Burrito, along with a side dish of beans, rice, or chips, a small drink, and a churro.

From time to time, we introduce limited-time-only products and promotions to provide added variety and encourage guest frequency. These products and promotions include, but are not limited to, Langostino lobster tacos and burritos, grilled chile-lime salmon tacos and burritos, and crispy shrimp tacos and burritos.

DECOR AND ATMOSPHERE

We believe that the decor and atmosphere of our restaurants are critical factors in our guests’ overall dining experience and that our interiors and exteriors display distinctive designs that match our high-quality, fresh food.

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

OPERATIONS

UNIT MANAGEMENT AND EMPLOYEES

We currently have approximately 3,700 employees. Our typical restaurant employs one general manager, one or two assistant managers, and 18 to 25 hourly employees, approximately 40% of whom are full-time employees and approximately 60% of whom are part-time employees. The general manager is responsible for the day-to-day operations of the restaurant, including food quality, service, staffing and product ordering. We seek to train and develop from within, or hire experienced general managers and staff and to motivate and retain them by providing opportunities for increased responsibilities and advancement, as well as performance-based cash incentives. These performance incentives are tied to sales and profitability. All hourly employees in our restaurants are eligible for self-funded health benefits 60 days after they are hired. All full-time restaurant management employees are eligible for health benefits the first day of the month following their hire date. Full-time corporate employees are eligible for health benefits on their hire date. Employees over 21 years of age who have worked for us for more than one year are eligible to participate in our 401(k) plan. Because the members of our executive leadership team are typically not eligible to participate in our 401(k) plan, we adopted a non-qualified, unfunded retirement savings plan effective December 1, 2007.

We currently employ one district general manager and 18 district managers, each of whom reports to one of two regional directors. These two regional directors in turn report to a Senior Vice President of Operations. These district managers oversee restaurant management in all phases of operation, as well as assist in opening new restaurants. These district managers are eligible to participate in our cash bonus plan, and the two regional directors are eligible to participate in our cash bonus and stock incentive plans.

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

QUALITY CONTROLS

Our emphasis on superior guest service is complemented by our Total Quality Control programs. We utilize an IVR and Web-based guest feedback program to continually monitor our performance against guest expectations. We also seek out and respond to direct comments and questions from guests who utilize our toll-free guest comment line and the “contact us” page on our Web-site. District managers are directly responsible for ensuring that guest comments are addressed appropriately to achieve a high level of guest satisfaction. Our Director of Total Quality Management is responsible for ensuring product consistency, quality and safety among our restaurants.

HOURS OF OPERATION

Our restaurants are generally open Sunday through Thursday from 10:00 a.m. until 9:00 p.m., and on Friday and Saturday from 10:00 a.m. to 10:00 p.m.

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

TRADEMARKS AND SERVICE MARKS

We have maintained registrations for various trademarks and service marks including, but not limited to, “Rubio’s,” “Rubio’s Baja Grill, Home of the Fish Taco,” “Home of the Fish Taco,” “HealthMex,” “Fish (Pesky) Caricature,” “Baja Grill,” “Best of Baja,” “Rubio’s Crispy Shrimp,” “Rubio’s Street Tacos,” “Rubio’s Fresh Mexican Grill,” “Beach Mex” and “Fiesta Kit” with the United States Patents and Trademark Office. In addition, we have filed “Wrapsaladas,” “Cerveza Time,” “Rubio’s Street Burritos,” “Big Burrito Especial,” “Rubio’s Fish Taco Tuesdays,” “Rubio’s a-Go-Go,” “Tacos a-Go-Go,” “Burritos a-Go-Go,” “Beach Mex Buffet,” “Baja Box,” “Grilled Gourmet Tacos” and “World Famous Fish Tacos.” We believe that our trademarks, service marks and other proprietary rights have significant value and are important to the marketing of our restaurant concept.

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

SEC FILINGS; INTERNET ADDRESS

Our Internet address is www.rubios.com. We file our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports with the SEC and make such filings available, free of charge, on www.rubios.com, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. The information found on our Web-site shall not be deemed incorporated by reference by any general statement incorporating by reference this report into any filing under the Securities Act of 1933 or under the Securities Exchange Act of 1934, except to the extent we specifically incorporate the information found on our Web-site by reference, and shall not otherwise be deemed filed under such Acts.

Our filings are also available through the SEC Web-site, www.sec.gov, and at the SEC Public Reference Room at 100 F Street, NE Washington DC 20549. For more information about the SEC Public Reference Room, you can call the SEC at 1-800-SEC-0330.

MANAGEMENT

OUR EXECUTIVE OFFICERS

As of March 19, 2009, our executive officers are as follows:

Name	Age	Position with the Company
Dan Pittard	59	President and Chief Executive Officer
Frank Henigman	46	Senior Vice President and Chief Financial Officer
Lawrence Rusinko	48	Senior Vice President of Marketing
Marc Simon	56	Senior Vice President of Operations
Gerry Leneweaver	62	Senior Vice President of People Services
Ken Hull	53	Senior Vice President of Development

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

LAWRENCE RUSINKO has been Vice President of Marketing since October 2005, and Senior Vice President of Marketing since November 2007. Prior to joining Rubio’s in 2005, Mr. Rusinko served as Senior Vice President of Marketing at Friendly’s, a family dining and ice cream concept, from July 2003 until May 2005. Prior to that, Mr. Rusinko served for over eight years at Panera Bread as Director of Marketing from May 1995 until March 1997 and as Vice President of Marketing from April 1997 until July 2003, and spent six and one-half years in various marketing positions of progressive responsibility at Taco Bell. Mr. Rusinko holds a Bachelor of Science degree in Industrial Engineering from Northwestern University and an MBA from the J.L. Kellogg Graduate School of Management at Northwestern University.

MARC SIMON joined Rubio’s in November 2007 as Senior Vice President of Operations and brings an extensive business and operations background to the Company. Most recently, he served as Chief Executive Officer for America’s Incredible Pizza Company in Tulsa, Oklahoma from October 2006 to August 2007. From 1994 to 1998, Mr. Simon worked for McDonald’s Corporation as Vice President for Corporate Development. He led the team that brought Chipotle Mexican Grill into McDonald’s and later served as Regional Director for Chipotle from 1998 to 2006. Mr. Simon has a master’s degree in Fine Arts and a master’s degree in Library and Informational Science from Case Western Reserve University and a Bachelor of Arts degree from Ohio University.

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

KEN HULL joined Rubio’s in December 2007 as Senior Vice President of Development. Most recently, Mr. Hull was Vice President of Development and Franchising for Frisch’s Restaurants, Inc. in Cincinnati, Ohio from 1999 to 2007. Frisch’s is an operator of Big Boy and Golden Corral restaurants. Prior to joining Frisch’s in 1999, Mr. Hull served as Director of International Development and Director of International Real Estate for McDonald’s Corporation. Earlier in his career, Mr. Hull worked for Hardee’s and KFC in Real Estate management positions. Mr. Hull has a Bachelor of Science degree in Landscape Architecture and Urban Planning from Iowa State University.

Item 1A. RISK FACTORS

Any investment in our common stock involves a high degree of risk. You should consider carefully the following information about these risks, together with the other information contained in this annual report, before you decide to buy our common stock. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our operations. If any of the following risks actually occur, our business would likely suffer and our results could differ materially from those expressed in any forward-looking statements contained in this annual report including those contained in the section captioned “Business” under Item 1 above and the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under Item 7 below. In such case, the trading price of our common stock could decline, and you may lose all or part of the money you paid to buy our common stock

WE MAY NOT ACHIEVE OUR EXPECTED REVENUES, COMPARABLE STORE SALES AND OVERALL FINANCIAL RESULTS DUE TO VARIOUS RISKS THAT AFFECT THE FOOD SERVICE INDUSTRY.

We and other companies in the restaurant industry face a variety of risks that may impact our business and results of operations. Our expected sales levels and financial results rely heavily on the acceptability and quality of the products we serve. In addition, our financial results have been and will continue to be affected by macro economic factors, including changes in national, regional, and local economic conditions, employment levels and consumer spending patterns. The current significant downturn in the overall economy and financial markets has reduced consumer confidence in the economy and negatively affected consumer spending and dining out frequency, which has had a negative effect on our sales. If any variances are experienced with respect to the recognition of our brand, the acceptance of our promotions in the market, the effectiveness of our advertising campaigns or our ability to manage our ongoing operations in light of the current adverse economic conditions, including the ability to control and reduce costs, our revenue and financial results would be adversely affected. Factors that could have a significant impact on our financial results include:

•	the adverse economic conditions in our geographic markets continue for a prolonged period or become more severe;
•	labor costs for our hourly and management personnel, including increases in federal or state minimum wage requirements;
•	the cost, availability and quality of foods and beverages and other commodities, particularly chicken, beef, fish, cheese and produce;
•	the requirement to record impairment charges for stores with poor sales performance;
•	costs related to our leases;
•	impact of weather and national disasters on revenues and commodity costs;
•	impact of increased fuel and energy costs;
•	timing of new restaurant openings and related expenses;
•	the cost of store closings;
•	the amount of sales contributed by new and existing restaurants;
•	the ability of our marketing initiatives and operating improvement initiatives to increase sales;
•	negative publicity relating to food quality, illness, obesity, injury or other health concerns related to certain foods;
•	changes in consumer preferences, traffic patterns and demographics;
•	the type, number and location of existing or new competitors in the fast-casual restaurant industry; and
•	insurance and utility costs.

One of the most important financial measures to investors in restaurant businesses such as ours is comparable store sales. Investors use this measure to track our historic performance as well as to compare our trend results against other restaurant businesses. We expect that our comparable store sales (which include company-operated restaurants only and represent the change in period-over-period sales for restaurants that have had at least 15 full months of operations) in fiscal 2009 will be adversely impacted by weaker consumer spending resulting from the current adverse economic conditions. If our comparable store sales are lower than expected by investors or are otherwise disappointing, our stock price may be adversely affected.

CHANGES IN GENERAL ECONOMIC AND POLITICAL CONDITIONS AFFECT CONSUMER SPENDING AND MAY HARM OUR REVENUES, OPERATING RESULTS OR LIQUIDITY.

Our country is currently in a recession and we believe that these weak general economic conditions will continue through 2009. The ongoing impacts of the housing crisis, rising unemployment and financial market weakness may further exacerbate current economic conditions. As the economy struggles, our customers may become more apprehensive about the economy and reduce their level of discretionary spending. A decrease in spending due to lower consumer discretionary income or consumer confidence in the economy could impact the frequency with which our customers choose to dine out or the amount they spend on meals while dining out, thereby decreasing our revenues and negatively affecting our operating results. Additionally, we believe there is a risk that if the current negative economic conditions persist for a long period of time and become more pervasive, consumers might make long-lasting changes to their discretionary spending behavior, including dining out less frequently on a more permanent basis. Additionally, many of the effects and consequences of the current economic crisis on our commercial partners are currently unknown. The adverse economic conditions may cause one or more of our commercial partners to close their businesses or to refuse or be unable to perform in accordance with our contracts or past practices with these third parties. If our bank or any of our suppliers, distributors or warehouse providers do not perform adequately or if any one or more of such entities seeks to terminate their agreement or fail to perform as anticipated, it could have a material adverse effect on our business, financial condition, results of operations and cash flows.

IF WE ARE NOT ABLE TO SUCCESSFULLY PURSUE OUR EXPANSION STRATEGY, OUR BUSINESS AND RESULTS OF OPERATIONS MAY BE ADVERSELY IMPACTED.

Our three-year expansion plan begins with an annual unit growth rate of approximately 6% in 2009, and increases to 20% by 2011. We currently plan to open 10-20 company-owned restaurants in fiscal 2009 in our existing geographic markets. The current slow down in housing, combined with the adverse economic climate, has caused us to focus almost exclusively on sites located in mature trade areas. This narrower focus could limit our growth potential in 2009 and 2010. In addition, we secured a credit facility in 2008 to support our planned restaurant growth plan. We intend to tailor our expansion plan during 2009 based on economic conditions, our financial results and our ability to continue to satisfy the covenants contained in our credit facility. If our financial results drop below our expectations or we are unable to comply with the covenants in our credit facility as a result of the factors discussed in these risk factors, including the current adverse economic environment, we will slow or curtail our expansion plan.

In addition, the success of our expansion strategy will depend on a variety of factors, many of which are beyond our control. These factors include, among others:

•	our ability to operate our new restaurants profitably;
•	our ability to respond effectively to the intense competition in the restaurant industry generally, and in the fast-casual restaurant industry segment;
•	our ability to locate suitable high-quality restaurant sites or negotiate acceptable lease terms;
•	our ability to obtain required local, state and federal governmental approvals and permits related to construction of the sites, and the sale of food and alcoholic beverages;
•	our dependence on contractors to construct new restaurants in a timely manner;
•	our ability to attract, train and retain qualified and experienced restaurant personnel and management; and
•	our ability to control the construction and other costs associated with opening new restaurants.

If we are not able to successfully address these factors, we may not be able to expand at the rate contemplated and may have to adjust our expansion strategy, and our business and results of operations may be adversely impacted.

WE MAY NOT PREVAIL IN OUR CURRENT LITIGATION MATTERS.

From time to time, we have been involved in litigation matters related to the operation of our restaurants. As discussed in Item 3, Legal Proceedings, we are involved in two litigation matters arising out of California employment law. The Company has and intends to continue to vigorously defend itself in each of these actions, but we cannot assure you of the eventual outcome. In addition to these actions, we may also be subject to other employee-related claims or claims by our customers and commercial partners from time to time. Regardless of merit or eventual outcome, these matters may cause a diversion of our management’s time and attention, significant damage awards and the expenditure of legal fees and expenses. In addition, claims asserted against us may result in adverse publicity. An unfavorable outcome in one or more of these matters or any future actions brought against the Company could have a material impact on our financial position and results of operations.

WE ARE VULNERABLE TO CHANGES IN CONSUMER PREFERENCES AND ECONOMIC AND OTHER CONDITIONS THAT COULD HARM OUR BUSINESS, FINANCIAL CONDITION, AND RESULTS OF OPERATIONS AND CASH FLOWS.

Our business, like other restaurant businesses, is affected by changes in consumer tastes, national, regional and local economic conditions, demographic trends, consumer confidence in the economy and discretionary spending priorities. The current significant downturn in the overall economy has reduced consumer confidence and negatively affected consumer spending and dining out frequency, which has had a negative impact on our sales. Factors such as traffic patterns, weather conditions, local demographics and the type, number and location of competing restaurants may adversely affect the performance of individual locations. In addition, inflation and increased food and energy costs may harm the restaurant industry in general and our locations in particular. Adverse changes in any of these factors could reduce consumer traffic and sales or impose practical limits on pricing, which could harm our business, financial condition, results of operations and cash flows. We cannot assure you that consumers will continue to regard our products favorably or that we will be able to develop new products that appeal to consumer preferences. Any failure to satisfy consumer preferences could have a materially adverse affect on our business. Our continued success will depend in part on our ability to anticipate, identify and respond to changing consumer preferences and economic conditions.

OUR BUSINESS MAY BE ADVERSELY AFFECTED BY FOOD-BORNE ILLNESS INCIDENTS, NEGATIVE PUBLICITY OR CLAIMS FROM OUR GUESTS.

We cannot guarantee that our internal controls and training at our restaurants will be fully effective in preventing all food-borne illnesses. Furthermore, our reliance on third party suppliers, distributors and warehouse providers makes it difficult to monitor food safety compliance and increases the risk that food-borne illness would affect multiple locations rather than a single restaurant. Third party food suppliers, distributors and warehouse providers outside of our control could cause some food-borne illness incidents. New illnesses resistant to our current precautions may develop in the future, or diseases with long incubation periods could arise, that could give rise to claims or allegations on a retroactive basis. One or more instances of food-borne illness in one of our restaurants could negatively affect our restaurant sales if highly publicized. This risk exists even if it were later determined that the illness was wrongly attributed to one of our restaurants. A number of other restaurant chains have experienced incidents related to food-borne illnesses that have had a material adverse impact on their operations, and we cannot assure you that we can avoid a similar impact upon the occurrence of a similar incident at our restaurants. In addition, we may be subject to liability claims from guests alleging food-related illness, injuries suffered on our premises or other food quality, health or operational concerns. Adverse publicity resulting from such allegations may materially affect us and our restaurants, regardless of whether such allegations are true or whether we are ultimately held liable.

WE DEPEND UPON A LIMITED NUMBER OF THIRD PARTY SUPPLIERS, DISTRIBUTORS AND WAREHOUSE PROVIDERS.

Our ability to maintain consistent quality menu items depends in part upon our ability to acquire fresh food products and related items, including essential ingredients used in the Mexican restaurant business from reliable sources in accordance with our specifications. Shortages or interruptions in the supply of fresh food products caused by unanticipated demand, problems in production or distribution, contamination of food products, an outbreak of food-borne diseases, inclement weather or other conditions could materially adversely affect the availability, quality and cost of ingredients, which could adversely affect our business, financial condition, results of operations and cash flows. We have contracts with a limited number of suppliers, distributors and warehouse providers for our food, beverages and other supplies for our restaurants. In addition, the adverse economic conditions may cause one or more of our suppliers, distributors or warehouse providers to close their businesses or to refuse or be unable to perform in accordance with our contracts or past practices with these third parties. If any of our suppliers, distributors or warehouse providers do not perform adequately or if any one or more of such entities seeks to terminate its agreement or fails to perform as anticipated, or if there is any disruption in any of our supply relationships or distribution operations for any reason, it could have a material adverse effect on our business, financial condition, results of operations and cash flows. Our inability to replace our distribution operations and our suppliers in a short period of time on acceptable terms could increase our costs and could cause shortages at our restaurants of food and other items that may cause our restaurants to remove certain items from a restaurant’s menu or temporarily close a restaurant. If we temporarily close a restaurant or remove popular items from a restaurant’s menu, that restaurant may experience a significant reduction in revenue during the time affected by the shortage.

IF WE ARE NOT ABLE TO ANTICIPATE AND REACT TO INCREASES IN OUR FOOD AND LABOR COSTS, OUR FINANCIAL RESULTS COULD BE ADVERSELY AFFECTED.

Our restaurant operating costs principally consist of food and labor costs. Our financial results are dependent on our ability to anticipate and react to changes in these costs. Various factors beyond our control, including increased food and energy costs, adverse weather conditions, short supply and natural disasters may affect our food costs. Changes in government regulations could also affect both our food costs and labor costs. We may be unable to anticipate and react to changing costs, whether through our purchasing practices, menu composition or menu price adjustments in the future. In the event that cost increases cause us to increase our menu prices, we face the risk that our guests will choose to patronize lower-priced restaurants. Failure to react in a timely manner to changing food and labor costs, or to retain guests if we are forced to raise menu prices, could have a material adverse effect on our business and results of operations.

OUR RESTAURANTS ARE CONCENTRATED IN THE WESTERN REGION OF THE UNITED STATES, AND THEREFORE, OUR BUSINESS IS SUBJECT TO FLUCTUATIONS IF ADVERSE CONDITIONS OCCUR IN THAT REGION.

As of March 19, 2009, all but 10 of our existing restaurants are located in the western region of the United States. Accordingly, we are susceptible to fluctuations in our business caused by adverse economic or other conditions in this region, including natural disasters, terrorist activities or similar events. Our significant investment in, and long-term commitment to, each of our restaurants limits our ability to respond quickly or effectively to changes in local competitive conditions or other changes that could affect our operations. In addition, some of our competitors have many more units than we do. Consequently, adverse economic or other conditions in a region, a decline in the profitability of several existing restaurants or the introduction of several unsuccessful new restaurants in a geographic area, could have a more significant effect on our results of operations than would be the case for a company with a larger number of restaurants or with more geographically dispersed restaurants.

LABOR AND EMPLOYMENT LAWS AND REGULATIONS, PARTICULARLY STATE MINIMUM WAGE LAWS, MAY IMPACT OUR BUSINESS.

A substantial number of our employees are subject to various federal and state minimum wage requirements. Many of our employees work in restaurants located in California and receive salaries equal to or slightly greater than the California minimum wage. California’s current hourly minimum wage is $8.00. Any increases in the hourly minimum wage in California or other states or jurisdictions where we do business may increase the cost of labor and adversely impact our financial results. Additionally, various federal and state laws govern the relationship with our employees and affect our operating costs. In addition to minimum wage laws discussed above, these laws include:

•	overtime;
•	paid leaves of absence;
•	mandatory employee health insurance;
•	tax reporting;
•	unemployment tax rates;
•	workers’ compensation rates; and
•	citizenship requirements.

Significant additional governmental imposed increases in any of these areas could materially affect our business, financial condition and operating results.

IF THE AMOUNTS THAT WE HAVE ACCRUED IN CONNECTION WITH THE CLOSURE OF SELECTED STORES ARE INADEQUATE OR WE CLOSE MORE STORES THAN ANTICIPATED OR WE ARE REQUIRED TO TAKE IMPAIRMENT CHARGES FOR UNDERPERFORMING STORES, OUR FINANCIAL RESULTS WOULD BE ADVERSELY AFFECTED

Our accruals for expenses related to store closures are estimates. Estimates are inherently uncertain, and actual results may deviate, perhaps substantially, from our estimates as a result of the many risks and uncertainties affecting our business, including, but not limited to, those set forth in these risk factors. The amounts we have recorded for store closures are based on our current assessments of the conditions of these locations. The market for, and physical condition of, these locations may change in the future and materially affect our future financial results. We review these accruals on a quarterly basis and may make adjustments that have a material positive or negative impact on our future financial results. In addition, we may be required to record impairment charges for store locations that are not performing at adequate levels to support the operating costs of these stores, and any such impairment charges would have an adverse impact on our financial results.

THE RESTAURANT INDUSTRY IS INTENSELY COMPETITIVE AND WE MAY NOT HAVE THE RESOURCES TO COMPETE ADEQUATELY.

The restaurant industry is intensely competitive. There are many different segments within the restaurant industry that are distinguished by types of service, food types and price/value relationships. We position our restaurants in the high-quality, fresh and distinctive, fast-casual Mexican restaurant segment of the industry. In this segment, our direct competitors include, among others, Baja Fresh, La Salsa, Chipotle and Qdoba. We also compete indirectly with full-service Mexican restaurants including Chevy’s, On The Border, Chi Chi’s and El Torito and fast food restaurants, particularly those focused on Mexican food such as El Pollo Loco, Taco Bell and Del Taco. Competition in our industry segment is based primarily upon food quality, price, restaurant ambiance, service and location. Many of our direct and indirect competitors are well-established national, regional or local chains and have substantially greater financial, marketing, personnel and other resources than we do. We also compete with many other retail establishments for site locations. If we are unable to compete effectively in our industry segment, our business and operations would be adversely affected.

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

WE MAY NOT BE SUCCESSFUL IN IMPLEMENTING AND EXECUTING A FRANCHISE PROGRAM.

In connection with our strategy to expand into selected markets, we have and will continue to consider franchising our restaurant concept. We currently have a limited franchising program. We started a franchise program by entering into agreements with three franchisee groups between 2001 and 2002. In April 2003, our relationship with one of the franchisee groups was terminated when the group defaulted on its franchise agreement and closed its franchised location. We re-opened this unit as a company-owned restaurant in May 2003, but subsequently closed it in December 2005. In September 2003, we agreed to acquire a franchisee’s location and then in December 2006 acquired their other restaurant and development territory. In addition, in June 2006, we acquired all four restaurants owned by the third original franchise group. Currently, we have one franchisee that has a five-year, five-unit development agreement for which they opened their first restaurant in 2006, their second restaurant in August 2007 and their third restaurant in November 2008. Restaurant companies typically rely on franchise revenues as a significant source of revenues and potential for growth. The opening and success of our franchised restaurants depend on a number of factors, including availability of suitable sites, our ability to obtain acceptable lease or purchase terms for new locations, permitting and government regulatory compliance and our ability to meet construction schedules. The franchisees may not have all of the business abilities or access to financial resources necessary to open our restaurants or to successfully develop or operate our restaurants in their franchise areas in a manner consistent with our standards. Our inability to successfully execute a franchising program could adversely affect our business and results of operations.

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

Our business is subject to seasonal fluctuations. Historically, sales in most of our restaurants have been higher during the second and third quarters of each fiscal year. As a result, we generally find our highest sales occur in the second and third quarters of each fiscal year. Accordingly, results for any one quarter or for any year are not necessarily indicative of results to be expected for any other quarter or for any other year and should not be relied upon as the sole measure of our future performance. Comparable store sales for any particular future period may increase or decrease versus our previous performance.

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

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we are required to furnish a report by our management on our internal control over financial reporting. Such report must contain, among other matters, an assessment of the effectiveness of our internal control over financial reporting and audited consolidated financial statements as of the end of our fiscal year. This assessment must include disclosure of any material weaknesses in our internal control over financial reporting identified by management. This annual report on Form 10-K does not require an attestation from the Company’s independent registered public accounting firm, but we will be required to obtain that attestation as early as the annual report on Form 10-K for our fiscal year ending December 27, 2009. Performing the system and process documentation and evaluation needed to comply with Section 404 is both costly and challenging. We have in the past discovered, and may in the future discover, areas of internal controls that need improvement. During this process, if our management identifies one or more material weaknesses in our internal control over financial reporting, we will be unable to assert such internal control is effective. If we are unable to assert that our internal control over financial reporting is effective or if our independent registered public accounting firm is unable to attest that our management’s report is fairly stated or they are unable to express an unqualified opinion on the effectiveness of our internal controls, investors could lose confidence in the accuracy and completeness of our financial reports, which could have an adverse effect on our stock price.

OUR FEDERAL, STATE AND LOCAL TAX RETURNS MAY, FROM TIME TO TIME, BE SELECTED FOR AUDIT BY THE TAXING AUTHORITIES, WHICH MAY RESULT IN TAX ASSESSMENTS OR PENALTIES THAT COULD HAVE A MATERIAL ADVERSE IMPACT ON OUR RESULTS OF OPERATIONS AND FINANCIAL POSITION.

We are subject to federal, state and local taxes in the U.S. Significant judgment is required in determining the provision for income taxes. Although we believe our tax estimates are reasonable, if the IRS or other taxing authority disagrees with the positions we have taken on our tax returns, we could have additional tax liability, including interest and penalties. If material, payment of such additional amounts upon final adjudication of any disputes could have a material impact on our results of operations and financial position.

OUR CURRENT INSURANCE MAY NOT PROVIDE ADEQUATE LEVELS OF COVERAGE AGAINST LOSSES, CLAIMS OR THE EFFECTS OF ADVERSE PUBLICITY.

We may incur certain losses that are uninsurable or that we believe are not economically insurable, such as losses due to earthquakes, floods and other natural disasters. In view of the location of many of our existing and planned restaurants, our operations are particularly susceptible to damage and disruption caused by earthquakes. Further, although we maintain insurance coverage for employee-related litigation, the deductible per incident is high and because of the high cost, we carry only limited insurance for the effects of such claims. In addition, punitive damage awards are generally not covered by insurance. In addition, our insurance does not provide coverage for the type of claims asserted in the two employee actions discussed in Item 3, Legal Proceedings. Any insurance we maintain may not be sufficient to provide coverage against any asserted claims. We also may be unable to maintain our insurance or obtain insurance in the future on acceptable terms, or at all.

WE MAY INCUR SIGNIFICANT REAL ESTATE RELATED COSTS AND LIABILITIES THAT COULD ADVERSELY AFFECT OUR FINANCIAL CONDITION.

The majority of our restaurants are leased locations in multi-unit retail centers. The age and condition of the real estate we occupy vary. Some of our locations may require significant repairs due to normal deterioration or due to sudden and unanticipated incidents, such as plumbing failures. It is difficult to predict how many of our restaurant locations will require major repairs or refurbishment and it is also difficult to predict what portion of these potential costs would be covered by insurance. Also, as a lessee of real estate, we are subject to and have received claims that our operations at these locations may have caused property damage or personal injury to others. The fact that the majority of our restaurants are located in multi-unit retail buildings means that if there is a plumbing failure or other event in one of our restaurants, neighboring tenants may be affected, which can subject us to liability for property damage and personal injuries. If we were to incur increased real estate costs and liabilities, it could adversely affect our financial condition and results of operations.

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

THE INTERESTS OF OUR CONTROLLING STOCKHOLDERS MAY CONFLICT WITH YOUR INTERESTS.

As of March 19, 2009, our executive officers, directors and entities affiliated with them, in the aggregate, beneficially own approximately 31.3% of our outstanding common stock. These stockholders may be able to influence the outcome of matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may also have the effect of delaying or preventing a change in control of our Company and could also depress our stock price.

Item 1B. UNRESOLVED STAFF COMMENTS

None.

Item 2. PROPERTIES

Our corporate headquarters and the principal executive offices of our two wholly owned subsidiaries, consisting of approximately 16,500 square feet, are located in Carlsbad, California. We occupy our headquarters under a lease that was extended until March 31, 2011, with options to extend the lease for an additional eight years. We own and operate 190 restaurants.  These restaurants are located in California, Arizona, Nevada, Colorado and Utah as described in Item 1. “Business – Existing Locations” above.  We lease each of our restaurant facilities with the exception of one restaurant in El Cajon, California, where we own the building but lease the land. The majority of our leases are for 10-year terms and include options to extend the terms. The majority of the leases also include both fixed rate and percentage-of-sales rent provisions.

Item 3. LEGAL PROCEEDINGS

In March 2007, the Company reached an agreement to settle a class action lawsuit related to how it classified certain employees under California overtime laws. The lawsuit was similar to numerous lawsuits filed against restaurant operators, retailers and others with operations in California. The settlement agreement, which was approved by the court in June 2007, provides for a settlement payment of $7.5 million payable in three installments. The first $2.5 million installment was distributed on August 31, 2007. The second $2.5 million installment was paid into a qualified settlement fund on December 29, 2008. The third and final installment of $2.5 million is due on or before June 28, 2010. As of December 28, 2008, the remaining balance of $5.0 million, plus accrued interest of $199,000, was accrued in “Accrued expenses and other liabilities” and “Deferred rent and other liabilities” in the amounts of $2.6 million and $2.6 million, respectively. The Company learned that 140 current and former employees who qualified to participate as class members in this class action settlement were not included in the settlement list approved by the court. The Company filed a motion requesting the court to include these individuals in the approved settlement and to provide that their claims are payable out of the aggregate settlement payment, as the Company believes the parties intended when they reached a settlement. The matter has not yet been finally resolved and there is no assurance that the Company will be successful.

On March 24, 2005, a former employee of the Company filed a California state court action alleging that the Company failed to provide the former employee with certain meal and rest period breaks and overtime pay. The parties moved the matter into arbitration, and the former employee amended the complaint to claim that the former employee represents a class of potential plaintiffs. The amended complaint alleges that current and former shift leaders who worked in the Company's California restaurants during specified time periods worked off the clock and missed meal and rest breaks. This case is still in the pre-class certification discovery stage, and no class has been certified. The Company denies the former employee’s claims, and intends to continue to vigorously defend this action. A decision by the California Court of Appeals in Brinker Restaurant Corporation v. Superior Court (Hohnbaum) last year held that employers do not need to affirmatively ensure employees actually take their meal and rest breaks, but need only make meal and rest breaks “available” to employees. The Brinker case was recently taken up for review by the California Supreme Court. At this time, the Company has no assurances of how the California Supreme Court will rule in the Brinker case. Regardless of merit or eventual outcome, this arbitration may cause a diversion of the Company’s management’s time and attention and the expenditure of legal fees and expenses.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of our stockholders during the quarter ended December 28, 2008.

PART II

Item 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET INFORMATION FOR COMMON STOCK

Our common stock is listed on the NASDAQ Global Market under the symbol “RUBO.” Our common stock began trading on May 21, 1999. The closing sales price of our common stock as reported on NASDAQ on March 19, 2009 was $3.39. As of March 19, 2009, there were approximately 4,102 beneficial holders of our common stock, including 293 holders of record.

The following table sets forth, for the periods indicated, the high and low closing sales prices for our common stock for each quarter of our two most recent fiscal years, as regularly reported on NASDAQ.

	High	Low
2007:
First Quarter	$11.46	9.01
Second Quarter	$12.93	10.07
Third Quarter	$11.12	9.71
Fourth Quarter	$10.99	8.33

2008:
First Quarter	$8.42	5.64
Second Quarter	$6.28	4.74
Third Quarter	$6.50	4.90
Fourth Quarter	$5.85	2.21

DIVIDEND POLICY

Since our initial public offering in May 1999, we have not declared or paid any cash dividends on our common stock. We currently intend to retain all earnings for the operation and expansion of our business and do not intend to pay any cash dividends in the foreseeable future. In addition, our credit facility limits the payment of cash dividends subject to specified exceptions.

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

		Fiscal Years
		2008	2007	2006	2005	2004
		(in thousands, except per share data)
CONSOLIDATED STATEMENTS OF OPERATIONS DATA:
Restaurant sales		$179,130	$169,519	$151,995	$140,496	$137,197
Franchise and licensing revenues		174	212	273	261	203
Total revenues		179,304	169,731	152,268	140,757	137,400
Costs and expenses:
Cost of sales		51,348	48,369	42,079	37,997	37,426
Restaurant labor		56,470	54,364	48,472	45,801	44,791
Restaurant occupancy and other		42,591	39,192	35,987	33,732	31,438
General and administrative expenses		17,920	16,215	23,429	15,844	11,412
Depreciation and amortization		9,652	8,834	8,215	7,764	7,322
Pre-opening expenses		689	572	537	147	218
Asset impairment and store closure (reversal) expense		(46)	274	(405)	275	(10)
Loss on disposal/sale of property		295	127	281	520	39
Total costs and expenses		178,919	167,947	158,595	142,080	132,636
Operating income (loss)		385	1,784	(6,327)	(1,323)	4,764
Other (expense) income, net		(133)	302	482	444	154
Income (loss) before income taxes		252	2,086	(5,845)	(879)	4,918
Income tax (expense) benefit		(63)	(897)	2,384	651	(1,878)
Net income (loss)		$189	$1,189	$(3,461)	$(228)	$3,040

Net income (loss) per share
Basic		$0.02	$0.12	$(0.36)	$(0.02)	$0.33
Diluted		0.02	0.12	(0.36)	(0.02)	0.32
Shares used in calculating net income (loss) per share
Basic		9,951	9,889	9,592	9,378	9,135
Diluted		9,951	9,889	9,592	9,378	9,388

SELECTED OPERATING DATA:
Percentage change in comparable store sales	(1)	(2.4)%	6.2%	2.0%	1.2%	4.3%
Percentage change in number of transactions	(2)	(5.7)%	(2.0)%	(1.0)%	0.2%	4.0%
Percentage change in price per transaction	(3)	3.5%	8.3%	3.0%	1.0%	0.3%

	Fiscal Years
	2008	2007	2006	2005	2004
CONSOLIDATED BALANCE SHEET DATA:
Cash and cash equivalents	$5,816	$3,562	$9,946	$8,022	$7,315
Total assets	73,032	71,068	67,505	58,591	57,188
Total stockholders’ equity	45,705	44,075	40,502	40,965	39,740

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

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis in conjunction with our financial statements and related notes contained elsewhere in this report. This discussion contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of a variety of factors, including those set forth under Item 1A, “Risk Factors” and elsewhere in this report and those discussed in other documents we file with the SEC. In light of these risks, uncertainties and assumptions, readers are cautioned not to place undue reliance on such forward-looking statements. These forward-looking statements represent beliefs and assumptions only as of the date of this report. Except as required by applicable law, we do not intend to update or revise forward-looking statements contained in this report to reflect future events or circumstances.

OVERVIEW

We opened our first restaurant under the name “Rubio’s, Home of the Fish Taco” in 1983. As of March 19, 2009, we have grown to 195 restaurants, including 190 company-operated, two licensed and three franchised locations. We position our restaurants in the high-quality, fresh and distinctive fast-casual Mexican cuisine segment of the restaurant industry. Our business strategy is to become a leading brand in this industry segment.

During 2008, we continued to focus on ways to improve our economic model. Fiscal 2008 was impacted by the overall challenging macroeconomic environment in the areas we operate our restaurants, and in particular, rising unemployment and the weak housing markets in Arizona, Nevada and parts of California. In addition, the current significant downturn in the overall economy has reduced consumer confidence in the economy and negatively affected consumer spending and dining out frequency. Over the past several months, we have undergone a vigorous assessment of the opportunities to better leverage our resources and gain efficiencies in our cost structure, while continuing to focus on delivering unique products and an unsurpassed guest experience. Notably, we reduced our corporate support staff by just over 10% at the end of April 2008 and have several initiatives underway to lower food and labor costs while maintaining the integrity of our brand. We believe this balanced approach will better position us to achieve our business goals in the near term and still execute our longer term strategy.

Our 2008 average unit volume, which includes restaurants open for at least 12 months, decreased from $1,034,000 to $1,008,000 due to a decrease in comparable store sales of 5.7% and the closure of two restaurants during fiscal 2008. We opened 17 new restaurants in 2008. All of the new openings in 2007 and 2008 have the new décor that was developed during 2005 and was the basis for our system wide re-imaging program. The majority of these new restaurants are outperforming average weekly sales for their respective markets.

We currently plan to open 10-20 company-owned restaurants in fiscal 2009 in our existing geographic markets. The current slow down in housing, combined with the weak economy, has caused us to focus almost exclusively on sites located in mature trade areas, where we will look for attractive long-term opportunities in the softening real estate market. This narrower focus could limit our growth potential in 2009 and 2010. Our three-year expansion plan begins with an annual unit growth rate of approximately 6% in 2009, and increases to 20% by 2011. We intend to tailor our expansion plan during 2009 based on economic conditions, our financial results and our ability to continue to satisfy the covenants contained in our credit facility. If our financial results drop below our expectations or we are unable to comply with the covenants in our credit facility, we will slow or curtail our expansion plan.

On the cost and expense side of our economic model, we are experiencing increases in cost of sales. Continued food cost inflation pressure increased our food and distribution costs during fiscal 2008. This increase was mitigated by the price increase that we implemented in July of fiscal 2008, the second quarter 2008 price increase on our high volume Taco Tuesday promotion, as well as with ongoing menu engineering efforts.

General and administrative costs increased in 2008 primarily due to the addition of key personnel in late 2007, which we believe is helping allow us to execute our development plans as well as to better support our restaurants through hiring, developing and training our new team members, in addition to an increase in non-cash share-based compensation, legal costs and professional service fees. As we continue to add new restaurants, we expect to be able to leverage our general and administrative costs at a better rate than we have historically.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

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

We have identified the following critical accounting policies that are most important to the portrayal of our financial condition and results of operations and that require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Note 1 to the consolidated financial statements includes a summary of the significant accounting policies and methods used in the preparation of our consolidated financial statements. The following is a review of the more critical accounting policies and methods used by us.

REVENUE RECOGNITION - Revenues from the operation of company-owned restaurants are recognized when sales occur. Franchise revenue is comprised of (i) area development fees, (ii) new store opening fees and (iii) royalties. Fees received pursuant to area development agreements under individual franchise agreements, which grant the right to develop franchised restaurants in future periods in specific geographic areas, are deferred and recognized as revenue on a pro rata basis as the individual franchised restaurants subject to the development agreements are opened. New store opening fees are recognized as revenue in the month a franchised location opens. Royalties from franchised restaurants are recorded in revenue as earned. We recognize a liability upon the sale of our gift cards and recognize revenue when these gift cards are redeemed in our restaurants. Revenues from the portion of the gift cards that is not expected to be redeemed (breakage) are recognized ratably over three years based on historical and expected redemption trends. This adjustment is classified as revenues in our consolidated statement of operations.

PROPERTY - Property is stated at cost. A variety of costs are incurred in the leasing and construction of restaurant facilities. The costs of buildings under development include specifically identifiable costs. The capitalized costs include development costs, construction costs, salaries and related costs, and other costs incurred during the acquisition or construction stage. Salaries and related costs capitalized totaled $334,000, $323,000 and $81,000 for fiscal years 2008, 2007 and 2006, respectively. Depreciation and amortization of buildings, leasehold improvements, and equipment are computed using the straight-line method over the shorter of the estimated useful lives of the assets or the initial lease term for certain leased properties (buildings and improvements range from 1 to 20 years and equipment 3 to 7 years). For leases with renewal periods at the Company’s option, the Company generally uses the original lease term, excluding renewal option periods to determine useful lives; if failure to exercise a renewal option imposes an economic penalty to the Company, management may determine at the inception of the lease that renewal is reasonably assured and include the renewal option period in the determination of appropriate estimated useful lives. The Company’s policy requires lease-term consistency when calculating the depreciation period, in classifying the lease, and in computing straight-line rent expense.

IMPAIRMENT OF GOODWILL - Goodwill, which represents the excess of the cost of acquired businesses over the fair value of amounts assigned to assets acquired and liabilities assumed, is not amortized. Instead, goodwill is assessed for impairment under Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets (SFAS 142). SFAS No. 142 requires goodwill to be tested annually at the same time every year, and when an event occurs or circumstances change, such that it is reasonably possible that an impairment may exist. We selected our fiscal year-end as our annual date. As a result of our assessment at December 28, 2008 and December 30, 2007, no impairment was indicated.

IMPAIRMENT OF LONG-LIVED ASSETS - We evaluate the carrying value of long-lived assets for impairment when a restaurant experiences a negative event, including, but not limited to, a significant downturn in sales, a substantial loss of customers, an unfavorable change in demographics or a store closure. Upon the occurrence of a negative event, we estimate the future undiscounted cash flows for the individual restaurants that are affected by the negative event. If the projected undiscounted cash flows do not exceed the carrying value of the assets at each restaurant, we recognize an impairment loss to reduce the assets’ carrying amounts to their estimated fair value (for assets to be held and used) and fair value less cost to sell (for assets to be disposed of) based on the discounted projected cash flows derived from the restaurant. The most significant assumptions in the analysis are those used to estimate a restaurant's future cash flows. We use the assumptions in our strategic plan and modify them as necessary based on restaurant specific information. If the significant assumptions are incorrect, the carrying value of our operating restaurant assets, as well as the related impairment charge, may be overstated or understated. We estimate that it takes a new restaurant approximately 24 months to reach operating efficiency. Any restaurant open 24 months or less, therefore, is not included in the analysis of long-lived asset impairment, unless other events or circumstances arise.

Long-lived asset impairment amounts are estimates that we have recorded based on reasonable assumptions related to our restaurant locations at this point in time. The conditions regarding these locations may change in the future and could be materially affected by factors such as our ability to maintain or improve sales levels, our ability to secure subleases, our success at negotiating early termination agreements with lessors, the general health of the economy and resultant demand for commercial property. Because the factors used to estimate impairment expenses are subject to change, amounts recorded may not be sufficient, and adjustments may be necessary.

STORE CLOSURE EXPENSE (REVERSAL) - We make decisions to close stores based on their cash flows and anticipated future profitability. We record losses associated with the closure of a restaurant at the time the unit is closed. These store closure charges primarily represent a liability for the future lease obligations after the closure dates, net of estimated sublease income, if any. The amount of our store closure liability, and related store closure charges, may decrease if we are successful in either terminating a lease early or obtaining a more favorable sublease, and may increase if any of our sublessee’s default on their leases.

Consistent with long-lived asset impairment amounts, store closure expenses are estimates that we have recorded based on reasonable assumptions related to our restaurant locations at this point in time. The conditions regarding these locations may change in the future and could be materially affected by factors such as our ability to maintain or improve sales levels, our ability to secure subleases, our success at negotiating early termination agreements with lessors, the general health of the economy and resultant demand for commercial property. Because the factors used to estimate impairment expenses are subject to change, amounts recorded may not be sufficient, and adjustments may be necessary.

SHARE-BASED PAYMENT - We account for share-based compensation in accordance with SFAS No. 123(R), Share-Based Payment (SFAS 123R). Under the provisions of SFAS 123R, share-based compensation cost is estimated at the grant date based on the award’s fair value as calculated by an option-pricing model and is recognized as expense on a straight-line basis over the requisite service period. The option-pricing models require various highly judgmental assumptions including volatility, forfeiture rates, and expected option life. If any of the assumptions used in the model change significantly, share-based compensation expense may differ materially in the future from that recorded in the current period.

SELF-INSURANCE LIABILITIES - We are self-insured for a portion of our workers’ compensation insurance program. Maximum self-insured retention, including defense costs per occurrence is $150,000 for the claim year ended October 31, 2009 and $350,000 during each of our claim years ended October 31, 2008 and 2007. We account for insurance liabilities based on independent actuarial estimates of the amount of loss incurred. These estimates rely on actuarial observations of industry-wide and Rubio’s specific historical claim loss development. Our actual loss development may be better or worse than the development estimated by the actuary. In that event, we will modify the accrual, and our operating expenses will increase or decrease accordingly.

INCOME TAXES - We account for uncertainty in income taxes in accordance with FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109, (FIN 48), which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with SFAS No. 109, Accounting for Income Taxes (SFAS 109), and provides guidance on the recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures and transition. On a quarterly basis, we review and update our inventory of tax positions as necessary to add any new uncertain positions taken, or to remove previously identified uncertain positions that have been adequately resolved. Additionally, uncertain positions may be re-measured as warranted by changes in facts or law. Accounting for uncertain tax positions requires significant judgments, including estimating the amount, timing and likelihood of ultimate settlement. Although the Company believes that its estimates are reasonable, actual results could differ from these estimates.

RESULTS OF OPERATIONS

All comparisons under this heading between fiscal 2008, 2007 and 2006 refer to the 52-week period ended December 28, 2008, the 52-week period ended December 30, 2007 and the 53-week period ended December 31, 2006.

The following table sets forth our operating results, expressed as a percentage of total revenues, with respect to certain items included in our consolidated statements of operations.

	Fiscal Year Ended
	December 28, 2008	December 30, 2007	December 31, 2006
Total revenues	100.0%	100.0%	100.0%
Costs and expenses:
Cost of sales (1)	28.7	28.5	27.7
Restaurant labor (1)	31.5	32.1	31.9
Restaurant occupancy and other (1)	23.8	23.1	23.7
General and administrative expenses	10.0	9.6	15.4
Depreciation and amortization	5.4	5.2	5.4
Pre-opening expenses	0.4	0.3	0.4
Asset impairment and store closure expense (reversal)	0.0	0.2	(0.3)
Loss on disposal/sale of property	0.2	0.1	0.2
Operating income (loss)	0.2	1.1	(4.2)
Other income (expense), net	(0.1)	0.2	0.3
Income (loss) before income taxes	0.1	1.2	(3.8)
Income tax (expense) benefit	0.0	(0.5)	1.6
Net income (loss)	0.1%	0.7%	(2.3)%

(1) As a percentage of restaurant sales.

The following table summarizes the number of restaurants:

	December 28, 2008	December 30, 2007	December 31, 2006
Company-operated	186	171	162
Franchised and licensed locations	5	5	4
Total	191	176	166

Revenues

Total revenues were $179.3 million, $169.7 million and $152.3 million in fiscal 2008, 2007 and 2006, respectively. The increase in revenues in fiscal 2008 as compared with fiscal 2007 resulted from the following factors: first, we opened 17 new stores in fiscal 2008, which contributed sales of $8.3 million; second, stores opened before fiscal 2008 but not yet in our comparable store base contributed sales of $5.2 million; third, a decrease in comparable store sales of $3.9 million. The decrease in comparable store sales in fiscal 2008 compared to fiscal 2007 was primarily due to a decrease in transactions of 5.7%, which was partially offset by an increase in average check amount of 3.5%. Comparable store sales decreased 2.4% in comparison to the prior year. Units enter the comparable store base after 15 full months of operation. The increase in revenues in fiscal 2007 as compared with fiscal 2006 resulted from the following factors: first, we opened 10 new stores in fiscal 2007, which contributed sales of $2.4 million; second, stores opened before fiscal 2007 but not yet in our comparable store base contributed sales of $9.1 million; third, comparable store sales contributed $9.0 million; and fourth, revenue recognized for the portion of the gift card liability that is not expected to be redeemed (breakage) contributed $0.3 million. The $9.0 million increase attributable to comparable store sales was offset by $2.6 million due to the one extra week in fiscal 2006 as compared with fiscal 2007. This was further offset by a decrease of $0.8 million in sales from one store that closed in the third quarter of fiscal 2006 and one store that closed during the second quarter of fiscal year 2007. Our average unit volume was $1,008,000 in fiscal 2008 as compared with $1,034,000 in fiscal 2007 and $980,000 in fiscal 2006.

Costs and Expenses

Cost of sales increased to $51.3 million in fiscal 2008, from $48.4 million in fiscal 2007 and $42.1 million in fiscal 2006, due primarily to an increase in the number of company-operated restaurants. As a percentage of restaurant sales, cost of sales increased to 28.7% in fiscal 2008, as compared with 28.5% in fiscal 2007 and 27.7% in 2006. Fiscal 2008 was impacted by continued food cost inflation pressure, which we mitigated with a price increase we implemented in July of this year, as well as with ongoing menu engineering efforts and diversification of our supply chain. In addition, increases in the cost of fish, tortillas, avocados, cheese and beverage syrup, as well as cost increases related to our transition to the use of zero trans fat oil during the third quarter of 2007 contributed to the increase in cost of sales as a percentage of restaurant sales during fiscal 2008. Our distribution costs also increased during fiscal 2008, driven largely by higher gasoline costs. The percentage increase in fiscal 2007 as compared with fiscal 2006 is a direct result of higher seafood costs due to increased demand and reduced supply. Additionally, avocado costs spiked due to a significant shortage in the supply as a result of the freezing weather in the Western United States in January 2007. The escalation of gasoline prices and increased ethanol sourcing is increasing the cost of corn, which is directly tied to the costs of chicken, steak, tortillas, cheese and beverage syrup. The cost of transporting food supplies to our distributors has increased and this cost is passed through to us. Finally, the cost of oil increased due to the transition to the exclusive use of zero trans fat oil in our stores during the third quarter of 2007.

Restaurant labor costs increased to $56.5 million in fiscal 2008, from $54.4 million in fiscal 2007 and $48.5 million in fiscal 2006. As a percentage of restaurant sales, these costs decreased to 31.5% in fiscal 2008 compared with 32.1% in fiscal 2007 and decreased compared with 31.9% in fiscal 2006. The decrease in labor cost as a percentage of sales during fiscal 2008 compared to fiscal 2007 was due to continued favorable adjustments to our worker’s compensation reserves that resulted primarily from the closure of a large number of cases during the year and our continued focus on safety in our restaurants, as well as from improvements in labor management driven by our new labor scheduling system. These favorable drivers were partially offset by de-leveraging of the fixed component of labor due to lower comparable store sales and the increase in the minimum wage rate in the State of California, which occurred during January 2008. The increase in 2007 compared with 2006 is primarily the result of the increase in the minimum wage at the beginning of the fiscal year, increased staffing levels at the restaurants and the cost of our long-term incentive plan for restaurant general managers.

Restaurant occupancy and other costs increased to $42.6 million in fiscal 2008, from $39.2 million in fiscal 2007 and $36.0 million in fiscal 2006. As a percentage of restaurant sales, these costs increased to 23.8% in fiscal 2008, from 23.1% in fiscal 2007 and 23.7% in fiscal 2006. The increase in restaurant occupancy and other costs as a percentage of restaurant sales during fiscal 2008 compared to fiscal 2007 is primarily a result of lower average unit volumes on a partially fixed cost base. The decrease from fiscal 2007 compared to fiscal 2006 as a percentage of restaurant sales is primarily the result of our decision to shift a significant amount of advertising dollars from radio advertising in the Los Angeles and Phoenix markets to localized neighborhood marketing efforts.

General and administrative expenses increased to $17.9 million in fiscal 2008, from $16.2 million in fiscal 2007, and decreased from $23.4 million in fiscal 2006. As a percentage of revenue, these costs were 10.0% in fiscal 2008, 9.6% in fiscal 2007 and 15.4% in fiscal 2006. The increase in general administrative expenses in dollars, and as a percentage of revenue, in fiscal 2008 compared to fiscal 2007 is due to an increase in non-cash share based compensation, higher legal costs, the addition of senior executives in the fourth quarter of 2007, and professional fees associated with an income tax method change study that allowed us to immediately expense for tax purposes previously capitalized repairs and remodeling expenses. General and administrative expenses in 2006 include the accrual of approximately $8.0 million for the settlement of the class action wage and hour lawsuit and related costs. In addition, we also expensed approximately $1.0 million in legal fees related to this class action lawsuit. Excluding the one-time accruals in fiscal 2006, general and administrative expenses as a percentage of revenue for fiscal 2007, as compared with fiscal 2006 was relatively flat. The dollar increase was due to additional head count added during 2006 and share-based compensation expense.

Depreciation and amortization increased to $9.7 million in fiscal 2008, from $8.8 million in fiscal 2007 and $8.2 million in fiscal 2006. This increase was primarily due to the additional depreciation on the new restaurants added in 2008 and 2007 as well as depreciation associated with the restaurant re-imaging program, which occurred during fiscal 2007 and fiscal 2006.

Pre-opening expenses increased to $689,000 in fiscal 2008, from $572,000 in fiscal 2007 and $537,000 in fiscal 2006. During fiscal 2008, we opened 17 restaurants compared with 10 during fiscal 2007 and nine during fiscal 2006. The increase in pre-opening expenses in fiscal 2008 compared to fiscal 2007 is due to an increase in the number of restaurants opened during the fiscal year. This is offset by an overall decline in pre-opening expenditures on a per store basis. This per store reduction is primarily due to the shifting of certain marketing related costs to post-opening. Pre-opening costs include non-cash rent expense during the build-out period of $20,000 to $30,000 per location and compensation expense of approximately $15,000 to $20,000 per location.

Asset impairment and store closure (reversal) expense comprised a net $46,000 reversal in fiscal 2008, compared to a $274,000 charge in fiscal 2007, and a $405,000 reversal in fiscal 2006. A store closure reversal of $91,000 was recorded in the first quarter of fiscal 2008 due to our decision to re-brand a location in the Fort Collins, Colorado area that was closed in 2001 and was offset by a $45,000 store closure expense related to the closure of our Beverly Center location in Los Angeles, California during the second quarter of fiscal 2008. The $274,000 charge in fiscal 2007 was the net effect of an adjustment to store closure reserve of $19,000 for the sublease income for a Salt Lake City, Utah location, which closed in 2001, combined with a charge to impairment of $229,000 for the closure of our Beverly Center location in Los Angeles, California and a $64,000 adjustment to anticipated sublease income for a restaurant in the Denver, Colorado area that closed in 2001. An additional reversal of $24,000 was recorded in the second quarter of 2006. During the fourth quarter of 2006, the Company reversed $158,000 of the store closure accrual due to a subtenant occupying its space longer than anticipated at the signing of the sublease.

Other (expense) income, net, primarily interest, decreased to expense of $133,000 in fiscal 2008, compared with income of $302,000 in fiscal 2007 and income of $482,000 in fiscal 2006. The increase in interest expense in 2008 was due to lower cash balances and interest accruals related to our class action settlement in addition to the amortization of debt issuance costs incurred in conjunction with the new credit facility we secured during fiscal 2008. The decrease in interest income in fiscal 2007, as compared to fiscal 2006, was due to reduced cash balances, as well as lower interest rates. Fiscal 2006 has one additional week of interest and investment income as compared with fiscal 2007.

The provision for income taxes for fiscal 2008, 2007 and 2006 is based on the approximate annual effective tax rate applied to the respective period’s pre-tax book income or loss. Our fiscal 2008 annual income tax provision rate of 24.2% consisted of our statutory blended federal and state income tax rate applied against our pre-tax book income and decreased for the net impact of various items. In fiscal 2008, we reduced our statutory state tax rate net of federal benefit to 5.5%. Although the dollar amount of this one-time, unfavorable adjustment for the revaluation of the deferred tax asset was not significant, the impact of the adjustment to the state tax rate was 7.9% due to our pre-tax book income being closer to $0 than in prior years.  We have historically classified interest expense and penalties on income tax liabilities and interest income on income tax refunds as additional income tax expense or benefit, respectively, and will continue to do so under FIN 48. Our fiscal 2008 annual income tax provision rate was favorably impacted by our reversal of approximately $105,000 of accrued FIN 48 related interest expense as a result of the IRS approval of our request for method change and the lapse of the statute of limitations on our 2004 federal tax year. Our fiscal 2007 annual income tax provision rate of 43.0% consisted of our statutory blended federal and state income tax rate applied against our pre-tax book income and increased for the net impact of various items. These items included a decrease of 2.5% for federal tax credits, an increase of 1.3% for accrued interest under FIN 48, and a one-time increase of 3.2% related to the revaluation of the state deferred tax asset to reflect a revised statutory state tax rate. Our fiscal 2006 annual income tax benefit rate of 40.8% consisted of our statutory blended federal and state income tax rate applied against our pre-tax book loss and increased by the benefit of federal and California targeted employment tax credits that were claimed.

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

INFLATION

The primary areas of our operations affected by inflation are food, supply, labor, fuel, lease, utility, insurance costs and materials used in the construction of our restaurants. Substantial increases in costs and expenses, particularly food, supply, labor, fuel and operating expenses could have a significant impact on our operating results to the extent that such increases cannot be passed through to our guests. Our leases require us to pay taxes, maintenance, repairs, insurance and utilities, all of which are subject to inflationary increases. We believe inflation with respect to food, labor, insurance and utility expenses has had a material impact on our results of operations in 2008, 2007 and 2006.

LIQUIDITY AND CAPITAL RESOURCES

Since we became public in 1999, we have funded our capital requirements through bank debt and cash flows from operations. We generated $12.8 million in cash flows from operating activities in fiscal 2008, $4.2 million in fiscal 2007, and $10.2 million in fiscal 2006. The increase in cash flow from operating activities during fiscal 2008 is primarily due to the following: first, $2.3 million in tax refunds resulting primarily from the previously mentioned income tax method change study that allowed us to immediately expense for tax purposes previously capitalized repairs and remodeling expenses; second, the initial payment of $2.5 million related to a previously settled class action lawsuit and the payment of $1.5 million in prepaid rent at the end of the fourth quarter of fiscal 2007; third, other changes in operating assets and liabilities, and non-cash expenses, including depreciation, amortization and share-based compensation, partially offset by decreased net income.

Net cash used in investing activities was $10.3 million in fiscal 2008, compared with $12.1 million in fiscal 2007 and $10.8 million in fiscal 2006. Net cash used in investing activities in fiscal 2008 was comprised primarily of $13.4 million in capital expenditures and $100,000 in purchases of investments offset by $3.2 million in proceeds from the sale of investments. Net cash used in investing activities in fiscal 2007 was comprised primarily of $12.1 million in capital expenditures. Net cash used in investing activities in fiscal 2006 included $13.3 million in capital expenditures, $1.1 million used to reacquire franchised locations, and $3.1 million in purchases of investments, offset by $18,000 in proceeds received from the sale of property and $6.8 million in proceeds received from the maturities of investments. The increase in cash used in investing activities for fiscal 2008 for capital expenditures was driven by increased new store development activity, offset by proceeds from the release of restricted cash that was collateralizing standby letters of credit. The reduction in capital expenditures in 2007 as compared with 2006 was due to the completion of our re-imaging program offset by expenditures related to one additional new store opening in 2007 compared with 2006. During 2007, we re-imaged six of our restaurants, as compared with 75 in 2006.

Net cash (used in) provided by financing activities was net cash used of $243,000 in fiscal 2008 compared with net cash provided of $1.5 million in fiscal 2007 and net cash provided of $2.5 million in fiscal 2006. Net cash used in financing activities during fiscal 2008 consisted primarily of $246,000 in the payment of debt issuance costs. Net cash provided by financing activities during fiscal 2007 consisted of proceeds received from exercises of common stock options of $1.2 million and excess tax benefits from share-based compensation of $284,000. Net cash provided by financing activities in fiscal 2006 also consisted of proceeds from exercises of common stock options and excess tax benefits from share-based compensation.

On May 13, 2008, we entered into a $5.0 million revolving line of credit and a $15.0 million non-revolving line of credit (the “Credit Facility”) with Pacific Western Bank (the “Bank”). The revolving line of credit calls for monthly interest payments, which began June 5, 2008 at a variable interest rate based on the prime rate plus 0.25%, resulting in an initial rate of 5.25%. All outstanding principal plus accrued unpaid interest on the revolving line of credit is due May 13, 2010. The non-revolving line of credit calls for each advance to be evidenced by a separate note. Each advance shall have a maximum term of 57 months with an interest rate based on the prime rate plus 0.25%. Payments on advances shall be interest only for the first nine months, then principal and interest payments monthly. Both lines are collateralized by all of our assets and guaranteed by our subsidiaries. In addition, both lines require us to maintain our primary depository relationship with the Bank and the related accounts are subject to the right of offset for amounts due under the lines. Both lines are subject to certain financial and non-financial debt covenants and include a restriction on the payment of dividends without prior consent of the Bank. As of December 28, 2008, we were in compliance with all debt covenants. At December 28, 2008, we had $2.4 million of availability under the revolving line of credit, net of $2.6 million of outstanding letters of credit, and $15.0 million of availability under the non-revolving line of credit.

In 2003, we obtained a letter of credit in the amount of $2.0 million related to our workers’ compensation insurance policy. The letter of credit was subject to automatic one-year extensions from the expiration date and thereafter, unless notification was made prior to the expiration date. In December 2004, this letter of credit was increased to $2.9 million. The letter of credit was extended in October 2006. We were also required, under the terms of the letters of credit, to pledge collateral of $3.0 million in 2006. During the second quarter of 2008, we issued a standby letter of credit under the Credit Facility we obtained during the second quarter. We were not required to pledge collateral for this standby letter of credit and, as a result, during the second quarter of fiscal 2008, we included the $3.1 million in cash and cash equivalents and terminated the related line of credit agreement.

We currently expect total capital expenditures in 2009 to be approximately $9 million to $12 million for restaurant openings, restaurant re-imaging, maintenance, and for corporate and information technology. We currently expect that future locations will generally cost between $550,000 per unit, net of tenant improvement allowance and excluding pre-opening expenses. Some units may exceed this range due to the area in which they are built and the specific requirements of the project. Pre-opening expenses are expected to average between $50,000 and $60,000 per restaurant, which includes approximately $20,000 to $30,000 of non-cash rent expense during the build-out period.

We believe that the anticipated cash flows from operations and the availability on our line of credit agreements, combined with our cash and cash equivalents of $5.8 million as of December 28, 2008 will be sufficient to satisfy our working capital needs, required capital expenditures and class action settlement obligations for the next 12 months. We intend to tailor our expansion plan during 2009 based on economic conditions, our financial results and our ability to continue to satisfy the covenants contained in the Credit Facility. If our financial results drop below our expectations or we are unable to comply with the covenants in the Credit Facility, we will slow or curtail our expansion plan. Nevertheless, changes in our operating plans, lower than anticipated sales, increased expenses, potential acquisitions or other events may cause us to seek additional or alternative financing sooner than anticipated. Additional or alternative financing may not be available on acceptable terms, or at all. Failure to obtain additional or alternative financing as needed could have a material adverse effect on our business and results of operations.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

The following represents a comprehensive list of our contractual obligations and commitments as of December 28, 2008:

	Payments Due by Period (in thousands)
	Total	Less than 1 year	1 - 3 years	3 - 5 years	After 5 years
Company-operated retail locations and other operating leases	$70,521	$15,078	$22,304	$14,177	$18,962
Settlement of class action lawsuit (1)	5,311	2,699	2,612	—	—
	$75,832	$17,777	$24,916	$14,177	$18,962

(1)	includes interest at 3% per annum.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In October 2008, the FASB issued Staff Position (“FSP”) No. 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active (SFAS 157-3), which clarifies the application of Statement No. 157 in an inactive market and illustrates how an entity would determine fair value when the market for a financial asset is not active. SFAS 157-3 is effective immediately and applies to prior periods for which financial statements have not been issued, including interim or annual periods ending on or before December 30, 2008. The implementation of SFAS 157-3 did not have an impact on our consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133 (SFAS 161). SFAS 161 requires entities that utilize derivative instruments to provide qualitative disclosures about their objectives and strategies for using such instruments, as well as any details of credit-risk-related contingent features contained within derivatives. SFAS 161 also requires entities to disclose additional information about the amounts and location of derivatives located within the financial statements, how the provisions of SFAS 133 have been applied, and the impact that hedges have on an entity’s financial position, financial performance, and cash flows. SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008. We are currently in the process of assessing the impact that SFAS 161 will have on the disclosures in the consolidated financial statements.

In February 2008, the FASB issued FSP No. 157-2, Effective Date of FASB Statement No. 157 (SFAS 157-2), which delayed the effective date of SFAS 157 for most nonfinancial asset and nonfinancial liabilities until fiscal years beginning after November 15, 2008 (fiscal year 2009 for the Company). We do not expect the adoption of SFAS 157 for nonfinancial assets and liabilities will have a material impact on our consolidated financial statements.

In December 2007, the FASB issued Statement No. 141R (revised 2007), Business Combinations (SFAS 141R). SFAS 141R will change the accounting for business combinations. Under SFAS 141R, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. SFAS 141R will change the accounting treatment and disclosures for certain specific items in a business combination. SFAS 141R became effective for us at the beginning of fiscal 2009. Acquisitions, if any, after the effective date will be accounted for in accordance with SFAS 141R.

In December 2007, the FASB issued Statement No. 160, Noncontrolling Interest in Consolidated Financial Statements (SFAS 160). SFAS 160 clarifies that a non-controlling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. This statement also requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the non-controlling interest and requires disclosure, on the face of the consolidated statement of income, of the amounts of consolidated net income attributable to the parent and to the non-controlling interest. In addition, this statement establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary that does not result in deconsolidation and requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. SFAS 160 became effective for the Company at the beginning of 2009. This statement will be applied prospectively, except for the presentation and disclosure requirements, which will be applied retrospectively for all periods presented. We do not currently have any minority or non-controlling interests in a subsidiary and do not expect the adoption of SFAS 160 will have a material impact on our consolidated financial statements.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our market risk exposures are related to our cash and cash equivalents. We invest our excess cash in highly liquid short-term investments with maturities of less than one year. The portfolio consists primarily of money market instruments. As of December 28, 2008, we had no investments with maturities in excess of one year. These investments are not held for trading or other speculative purposes. Changes in interest rates affect the investment income we earn on our investments and, therefore, impact our cash flows and results of operations. Due to the types of our investments and debt instruments, a 10% change in period-end interest rates or a hypothetical 100-basis-point adverse change in interest rates would not have a significant negative effect on our financial results.

We are exposed to market risk from changes in interest rates on debt. Our exposure to interest rate fluctuations is limited to our outstanding bank debt. At December 28, 2008, there were no amounts outstanding under our revolving or non-revolving lines of credit. The revolving line of credit calls for monthly interest payments beginning June 5, 2008 at a variable interest rate based on the prime rate plus 0.25%, resulting in an initial rate of 5.25%. All outstanding principal plus accrued unpaid interest on the revolving line of credit is due May 13, 2010. The non-revolving line calls for each advance to be evidenced by a separate note. Each advance shall have a maximum term of 57 months with an interest rate based on the prime rate plus 0.25%. Interest expense incurred during the 52 weeks ended December 28, 2008 was primarily due to interest accruals related to our class action settlement in addition to the amortization of debt issuance costs incurred in conjunction with the new credit facility we secured during fiscal 2008.

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

Impact of Inflation

The primary areas of our operations affected by inflation are food, supplies, labor, fuel, lease, utility, insurance costs and materials used in the construction of our restaurants. Substantial increases in costs and expenses, particularly food, supplies, labor, fuel and operating expenses could have a significant impact on our operating results to the extent that such increases cannot be passed through to our guests. Our leases require us to pay taxes, maintenance, repairs, insurance and utilities, all of which are subject to inflationary increases. We believe inflation with respect to food, labor, insurance and utility expense has had a material impact on our results of operations in 2008, 2007 and 2006.

Item 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our consolidated financial statements as of December 28, 2008 and December 30, 2007 and for each of the three fiscal years in the period ended December 28, 2008 and the report of our independent registered public accounting firm thereon are included elsewhere in this report. Supplementary unaudited quarterly financial data for fiscal 2008 and 2007 are included in this report on page F-23.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

Item 9A. CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures:

Based on an evaluation of the Company’s disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15(d)-15(e) of the Securities Exchange Act of 1934, as amended), as of the end of the Company’s fiscal year ended December 28, 2008, the Company’s Chief Executive Officer and Chief Financial Officer (its principal executive officer and principal financial officer, respectively) have concluded that the Company’s disclosure controls and procedures were effective.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 28, 2008. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework. Management has concluded that, as of December 28, 2008, the Company’s internal control over financial reporting was effective based on these criteria.

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Changes in Internal Control over Financial Reporting:

There have been no significant changes in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended December 28, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. OTHER INFORMATION

None.

PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item relating to our directors and our corporate governance is incorporated herein by reference to our definitive proxy statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2009 annual meeting of stockholders. The information required by this item relating to our executive officers is included in Item 1, “Our Executive Officers.”

Item 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to our definitive proxy statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2009 annual meeting of stockholders.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference to our definitive proxy statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2009 annual meeting of stockholders.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference to our definitive proxy statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2009 annual meeting of stockholders.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference to our definitive proxy statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2009 annual meeting of stockholders.

PART IV

Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements and Financial Statement Schedules:
The following documents are filed as part of the report:

(1)	See the index to our consolidated financial statements on page F-1 for a list of the financial statements being filed herein.

(2)	All financial statement schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or other notes thereto.

(3)	See the Exhibits under Item 15(b) below for all Exhibits being filed or incorporated by reference herein.

(b)	Exhibits:

Number	Description
3.1(7)	Third Amended and Restated Certificate of Incorporation.
3.2(1)	Restated Bylaws (Exhibit 3.4).
3.4(3)	Certificate of Amendment of the Bylaws (Exhibit 3.4).
3.5(14)	Certificate of Amendment of the Bylaws
4.1(1)	Specimen common stock certificate (Exhibit 4.1).
10.1(1)	Amended and Restated Investors’ Rights Agreement, dated November 19, 1997 (Exhibit 10.7).
10.2(1)	Amendment No. 1 to the Amended and Restated Investors’ Rights Agreement, dated December 31, 1997 (Exhibit 10.8).
10.3(1)	Amendment No. 2 to the Amended and Restated Investor’s Rights Agreement, dated May 1998 (Exhibit 10.9).
10.4 (7)	Investors’ Rights Agreement Standstill and Extension Agreement between us and Rosewood Capital, L.P. dated March 12, 2004 (Exhibit 10.4).
10.5 (6)	Investors’ Rights Agreement Standstill and Extension Agreement between us and Ralph Rubio, dated April 29, 2004 (Exhibit 10.1).
10.6 (8)	Investors’ Rights Agreement Standstill and Extension Agreement between us and Rosewood Capital, L.P. dated July 28, 2005 (Exhibit 10.1).
10.7 (8)	Investors’ Rights Agreement Standstill and Extension Agreement between us and Ralph Rubio, dated July 28, 2005 (Exhibit 10.2).
10.8(1)	Lease Agreement between us and Macro Plaza Enterprises, dated October 27, 1997 (Exhibit 10.15).
10.9(1)	First Amendment to Lease Agreement between us and Cornerstone Corporate Centre, LLC, dated October 16, 1998 (Exhibit 10.16).
10.17(1)(2)	Form of Indemnification Agreement between us and each of our directors (Exhibit 10.25).
10.18(1)(2)	Form of Indemnification Agreement between us and each of our officers (Exhibit 10.26).
10.38(1)(2)	Employee Stock Purchase Plan (Exhibit 10.46).
10.42(4)†	Form of Franchise Agreement as of March 15, 2001.
10.51(5)(2)	Rubio’s Restaurants, Inc. Deferred Compensation Plan for Non-Employee Directors (Exhibit 10.51).
10.54(5)(2)	1999 Stock Incentive Plan, as amended through March 6, 2003 (Exhibit 10.54).
10.56(7)(2)	1999 Stock Incentive Plan Form of Stock Option Agreement.
10.57(7)(2)	1999 Stock Incentive Plan Form of Addendum to Stock Option Agreement.
10.60(7)(2)	1999 Stock Incentive Plan Form of Stock Issuance Agreement.
10.62(9)(2)	Letter Agreement between Gerry Leneweaver and the Company, dated June 1, 2005 (Exhibit 10.2).
10.63(10)(2)	Letter Agreement between Lawrence Rusinko and the Company, dated October 7, 2005 (Exhibit 10.1).
10.64(11)(2)	Letter Agreement between Daniel E. Pittard and the Company, dated August 21, 2006 (as corrected).
10.65(12)(2)	Form of Restricted Stock Unit Agreement under the Rubio’s Restaurants, Inc. 1999 Stock Incentive Plan.
10.66(12)(2)	Rubio’s Restaurants, Inc. Severance Pay Plan.
10.67(13)(2)	Rubio’s Restaurants, Inc. 2006 Executive Incentive Plan.
10.68(12)(2)	Form of Restricted Stock Unit Agreement under the Rubio’s Restaurants, Inc. 2006 Executive Incentive Plan.
10.69(2)	Rubio’s Restaurants, Inc. Deferred Compensation Plan, effective December 1, 2007.
10.70(14)	Investors’ Rights Agreement Standstill and Extension Agreement between us and Rosewood Capital, L.P., dated May 7, 2007 (Exhibit 10.8)
10.71(14)	Investors’ Rights Agreement Standstill and Extension Agreement between us and Ralph Rubio, dated May 7, 2007 (Exhibit 10.9)
10.72(15)†	Sponsorship Agreement between us and the Mighty Ducks Hockey Club, LLC, dated February 28, 2006.
10.73(15)†	Beverage Marketing Agreement between us and The Coca-Cola Company, dated September 20, 2007.
10.74(15)†	Master Distributor Agreement between us and U.S. Foodservice, Inc., dated January 28, 2008.

10.75(15)†	Sponsorship Agreement between us and San Diego Ballpark Funding LLC, dated March 21, 2008.
10.76(2)(16)	Rubio’s Restaurants, Inc. 2008 Equity Incentive Plan.
10.77†(17)	Business Loan Agreement, dated May 13, 2008, by and between the Company and Pacific Western Bank ($15 million guidance line) (Exhibit 10.76).
10.78†(17)	Business Loan Agreement, dated May 13, 2008, by and between the Company and Pacific Western Bank ($5 million revolving line) (Exhibit 10.77)
10.79(18)	Amendment to Investors’ Rights Agreement Standstill and Extension Agreement, dated September 11, 2008, between Rubio’s Restaurants, Inc. and Rosewood Capital, L.P. (Exhibit 10.1).
10.80(18)	Amendment to Investors’ Rights Agreement Standstill and Extension Agreement, dated September 11, 2008, between Rubio’s Restaurants, Inc. and Ralph Rubio (Exhibit 10.2).
10.81(2)(19)	Amendment to Employment Offer Letter Agreement, dated December 19, 2008, between the Company and Daniel E. Pittard (Exhibit 10.76).
10.82(2)(19)	Form of Change of Control Agreement (Exhibit 10.77).
10.83(2)(19)	Form of Addendum to Stock Option Agreement (Exhibit 10.78).
21.1	Subsidiary List.
23.1	Consent of Independent Registered Public Accounting Firm, KPMG LLP.
24.1	Powers of Attorney (Included under the caption “Signatures”).
31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

†
The Commission has granted confidential treatment to us with respect to certain omitted portions of this exhibit (indicated by asterisks). We have filed separately with the Commission an unredacted copy of the exhibit.

(1)	Incorporated by reference to the above noted exhibit to our registration statement on Form S-1 (333-75087) filed with the SEC on March 26, 1999, as amended.
(2)	Management contract or compensation plan.
(3)	Incorporated by reference to our annual report on Form 10-K filed with the SEC on April 2, 2001.
(4)	Incorporated by reference to our annual report on Form 10-K filed with the SEC on April 1, 2002.
(5)	Incorporated by reference to our annual report on Form 10-K filed with the SEC on March 24, 2004 and amended on April 6, 2005.
(6)	Incorporated by reference to our quarterly report on Form 10-Q filed with the SEC on May 11, 2004.
(7)	Incorporated by reference to our annual report on Form 10-K filed with the SEC on April 8, 2005.
(8)	Incorporated by reference to our current report on Form 8-K filed with the SEC on August 1, 2005.
(9)	Incorporated by reference to our quarterly report on Form 10-Q filed with the SEC on August 5, 2005.
(10)	Incorporated by reference to our current report on Form 8-K filed with the SEC on October 14, 2005.
(11)	Incorporated by reference to our current report on Form 8-K/A filed with the SEC on August 29, 2006.
(12)	Incorporated by reference to our quarterly report on Form 10-Q filed with the SEC on November 6, 2006.
(13)	Incorporated by reference to our Definitive Proxy Statement filed with the SEC on June 23, 2006.
(14)	Incorporated by reference to our current report on Form 8-K filed with the SEC on December 19, 2007.
(15)	Incorporated by reference to our annual report on Form 10-K filed with the SEC on March 31, 2008.
(16)	Incorporated by reference to our Definitive Proxy Statement filed with the SEC on August 28, 2008.
(17)	Incorporated by reference to our quarterly report on Form 10-Q filed with the SEC on August 8, 2008.
(18)	Incorporated by reference to our current report on Form 8-K filed with the SEC on September 16, 2008.
(19)	Incorporated by reference to our current report on Form 8-K filed with the SEC on December 22, 2008.

(c)	Financial Statement Schedules

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

RUBIO'S RESTAURANTS, INC.

Dated: March 24, 2009	By:	/s/	DAN PITTARD
		Name:	Dan Pittard
		Title:	President and Chief Executive Officer

POWER OF ATTORNEY

Know all persons by these present, that each person whose signature appears below constitutes and appoints Dan Pittard or Frank Henigman, his attorney-in-fact, with full power of substitution in any and all capacities, to sign any amendments to this annual report on Form 10-K, and to file the same with exhibits thereto, and other documents in connection therewith, with the SEC, hereby ratifying and confirming all that the attorney-in-fact or his or her substitute or substitutes may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Dan Pittard	President and Chief	March 24, 2009
Dan Pittard	Executive Officer (Principal Executive Officer)

/s/ Frank Henigman	Chief Financial Officer	March 24, 2009
Frank Henigman	(Principal Financial and Accounting Officer)

/s/ Ralph Rubio	Chairman of the Board of Directors	March 24, 2009
Ralph Rubio

/s/ Kyle A. Anderson	Director	March 24, 2009
Kyle A. Anderson

/s/ Craig S. Andrews	Director	March 24, 2009
Craig S. Andrews

/s/ William R. Bensyl	Director	March 24, 2009
William R. Bensyl

/s/ Loren C. Pannier	Director	March 24, 2009
Loren C. Pannier

/s/ Timothy J. Ryan	Director	March 24, 2009
Timothy J. Ryan

RUBIO’S RESTAURANTS, INC.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Schedules not filed: All schedules have been omitted as the required information is inapplicable or the information is presented in the consolidated financial statements or related notes.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Rubio’s Restaurants, Inc.:

We have audited the accompanying consolidated balance sheets of Rubio’s Restaurants, Inc. and subsidiaries (the Company) as of December 28, 2008 and December 30, 2007, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 28, 2008. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Rubio’s Restaurants, Inc. and subsidiaries as of December 28, 2008 and December 30, 2007, and the results of their operations and their cash flows for each of the years in the three-year period ended December 28, 2008, in conformity with U.S. generally accepted accounting principles.

San Diego, California
March 24, 2009

RUBIO’S RESTAURANTS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	December 28, 2008	December 30, 2007
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$5,816	$3,562
Other receivables	3,866	4,407
Inventory	2,389	1,773
Prepaid expenses	2,777	2,737
Deferred income taxes	1,764	2,746
Total current assets	16,612	15,225

PROPERTY, net	45,947	40,916
GOODWILL	519	519
LONG-TERM INVESTMENTS	—	3,069
OTHER ASSETS	694	496
DEFERRED INCOME TAXES	9,260	10,843
TOTAL	$73,032	$71,068

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$4,182	$3,819
Accrued expenses and other liabilities	14,509	14,010
Store closure accrual	45	370
Total current liabilities	18,736	18,199

STORE CLOSURE ACCRUAL	17	104
DEFERRED INCOME	272	157
DEFERRED RENT AND OTHER LIABILITIES	8,302	8,533
Total liabilities	27,327	26,993

COMMITMENTS AND CONTINGENCIES (NOTE 6)

STOCKHOLDERS’ EQUITY:
Preferred stock, $.001 par value, 5,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $.001 par value, 35,000,000 shares authorized, 9,951,077 shares issued and outstanding in 2008 and 9,950,477 shares issued and outstanding in 2007	10	10
Paid-in capital	52,549	51,108
Accumulated deficit	(6,854)	(7,043)
Total stockholders’ equity	45,705	44,075
TOTAL	$73,032	$71,068

See notes to consolidated financial statements.

RUBIO’S RESTAURANTS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Years Ended
	December 28, 2008	December 30, 2007	December 31, 2006
REVENUES:
Restaurant sales	$179,130	$169,519	$151,995
Franchise and licensing revenues	174	212	273
TOTAL REVENUES	179,304	169,731	152,268
COSTS AND EXPENSES:
Cost of sales	51,348	48,369	42,079
Restaurant labor	56,470	54,364	48,472
Restaurant occupancy and other	42,591	39,192	35,987
General and administrative expenses	17,920	16,215	23,429
Depreciation and amortization	9,652	8,834	8,215
Pre-opening expenses	689	572	537
Asset impairment and store closure (reversal) expense	(46)	274	(405)
Loss on disposal/sale of property	295	127	281
TOTAL COSTS AND EXPENSES	178,919	167,947	158,595

OPERATING INCOME (LOSS)	385	1,784	(6,327)

OTHER INCOME (EXPENSE):
Interest (expense) income and investment income, net	(133)	302	482

INCOME (LOSS) BEFORE INCOME TAXES	252	2,086	(5,845)
INCOME TAX (EXPENSE) BENEFIT	(63)	(897)	2,384

NET INCOME (LOSS)	$189	$1,189	$(3,461)

NET INCOME (LOSS) PER SHARE:
Basic and diluted	$0.02	$0.12	$(0.36)

SHARES USED IN CALCULATING NET INCOME (LOSS) PER SHARE:
Basic and diluted	9,951	9,889	9,592

See notes to consolidated financial statements.

RUBIO’S RESTAURANTS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)
 (In thousands, except share data)

				Accumulated
	Common Stock			Other		Total	Total
	Shares	Amount	Paid-in-Capital	Comprehensive Income (Loss)	Accumulated Deficit	Stockholders’ Equity	Comprehensive Income (Loss)
Balance, December 25, 2005	9,425,752	$9	$45,636	$4	$(4,684)	$40,965	$(239)
Exercise of common stock options, including related tax benefit	367,739	1	2,401	—	—	2,402
Compensation expense - common stock options	—	—	600	—	—	600
Net loss	—	—	—	—	(3,461)	(3,461)	(3,461)
Other comprehensive income:
Net unrealized loss on available-for-sale investments, net of tax	—	—	—	(4)	—	(4)	(4)
Balance, December 31, 2006	9,793,491	10	48,637	—	(8,145)	40,502	$(3,465)
Cumulative effective of adoption of FIN 48 (Note 7)	—	—	—	—	(87)	(87)
Exercise of common stock options, including related tax benefit	156,986	—	1,228	—	—	1,228
Compensation expense - common stock options	—	—	1,243	—	—	1,243
Net income	—	—	—	—	1,189	1,189	1,189
Balance, December 30, 2007	9,950,477	10	51,108	—	(7,043)	44,075	$1,189
Exercise of common stock options, including related tax deficiency	600	—	(77)	—	—	(77)
Compensation expense - common stock options	—	—	1,518	—	—	1,518
Net income	—	—	—	—	189	189	189
Balance, December 28, 2008	9,951,077	$10	$52,549	$—	$(6,854)	$45,705	$189

See notes to consolidated financial statements.

RUBIO’S RESTAURANTS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended
	December 28, 2008	December 30, 2007	December 31, 2006
OPERATING ACTIVITIES:
Net income (loss)	$189	$1,189	$(3,461)
Adjustments to reconcile net income (loss) to net
cash provided by operating activities:
Depreciation and amortization	9,652	8,834	8,215
Share-based compensation expense	1,518	1,243	600
Amortization of debt issuance costs	47	—	—
Tax benefit from share-based compensation	—	(284)	(121)
Asset impairment and store closure expense (reversal)	—	274	(405)
Loss on disposal/sale of property	295	127	281
Provision (benefits) for deferred income taxes	2,565	(154)	(4,544)
Changes in assets and liabilities:
Other receivables	461	(2,479)	941
Inventory	(616)	(393)	10
Prepaid expenses	159	(1,902)	(335)
Other assets	(198)	41	(104)
Accounts payable	363	1,536	205
Accrued expenses and other liabilities	(1,109)	(1,831)	4,575
Store closure accrual	(412)	(81)	(149)
Deferred income	115	(43)	(46)
Deferred rent and other liabilities	(231)	(1,853)	4,521
Deferred franchise revenue	—	(35)	15
Net cash provided by operating activities	12,798	4,189	10,198

INVESTING ACTIVITIES:
Purchases of property	(5,033)	(7,338)	(6,894)
Purchases of leasehold improvements	(8,337)	(4,726)	(6,454)
Acquisition of franchised restaurants	—	—	(1,139)
Proceeds from sale of property	—	—	18
Purchases of investments	(96)	(193)	(3,137)
Maturities of investments	—	172	6,809
Proceeds from the sales of investments	3,165	—	—
Net cash used in investing activities	(10,301)	(12,085)	(10,797)

FINANCING ACTIVITIES:
Proceeds from exercise of common stock options	3	1,228	2,402
Excess tax benefits from shared-based compensation	—	284	121
Payment of debt issuance costs	(246)	—	—
Net cash (used in) provided by financing activities	(243)	1,512	2,523
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	2,254	(6,384)	1,924
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	3,562	9,946	8,022
CASH AND CASH EQUIVALENTS AT END OF YEAR	$5,816	$3,562	$9,946

(continued)

RUBIO’S RESTAURANTS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS, continued
(In thousands)

	Years Ended
	December 28, 2008	December 30, 2007	December 31, 2006
SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION:
Cash paid for interest	$11	$—	$—
Cash paid for income taxes	$1,141	$1,351	$687
SUPPLEMENTAL DISCLOSURES OF NON-CASH OPERATING AND INVESTING ACTIVITIES:
Property, net, purchased and included in accrued expenses and other liabilities	$1,608	$904	$661

Non-cash investing activities:
Business acquisitions :
Assets acquired:
Property and equipment	$—	$—	$813
Goodwill	—	—	326
Assets acquired	—	—	1,139

Cash paid for acquisitions, net of cash acquired	$—	$—	$1,139

See notes to consolidated financial statements.

RUBIO’S RESTAURANTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 28, 2008, DECEMBER 30, 2007 AND DECEMBER 31, 2006

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS - Rubio’s Restaurants, Inc. was incorporated in California in 1985 and reincorporated in Delaware in 1997. Rubio’s Restaurants, Inc. has two wholly owned subsidiaries, Rubio’s Restaurants of Nevada, Inc. and Rubio’s Incentives, LLC (collectively, the Company). As of December 28, 2008, the Company owns and operates a chain of 186 restaurants, two licensed and three franchise locations, in California, Arizona, Nevada, Colorado, and Utah.

The Company’s 186 restaurants are located more specifically as follows: 74 in the greater Los Angeles, California area, 46 in the San Diego, California area, 14 in the San Francisco, California area, 11 in the Sacramento, California area, 30 in Phoenix/Tucson, Arizona, 3 in Las Vegas, Nevada, 4 in the Denver, Colorado area and 4 in Salt Lake City, Utah.

BASIS OF PRESENTATION AND FISCAL YEAR - The consolidated financial statements include the accounts of the Company. All significant intercompany transactions and accounts have been eliminated in consolidation. The Company operates and reports on a 52- or 53-week fiscal year ending on the last Sunday of December. Fiscal year 2006, which ended on December 31, 2006, included 53 weeks. Fiscal years 2008 and 2007, which ended on December 28, 2008 and December 30, 2007, respectively, included 52 weeks.

RECLASSIFICATIONS – The Company has reclassified certain items in the accompanying Consolidated Financial Statements and Notes thereto for prior periods to be comparable with the classification for the fiscal year ended December 28, 2008.

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

INVESTMENTS - Long-term investments valued at $3.1 million at December 30, 2007 represented restricted cash, pledged as collateral for a standby letter of credit related to the Company’s workers’ compensation policy. These investments were composed of money market accounts and certificates of deposit. These pledged collateral accounts were invested in one-year durations or less, but were classified on the Company’s consolidated balance sheet as long-term assets because these investments were restricted, automatically renewed and reinvested each year. During the second quarter of 2008, a standby letter of credit was issued under the credit facility mentioned in Note 5. Beginning in the second quarter of fiscal 2008, the Company was no longer required to pledge collateral for this standby letter of credit.

OTHER RECEIVABLES – Other receivables primarily comprise receivables from tenant improvement allowances due from landlords, delivery companies, income taxes and credit card processors. The allowance for doubtful accounts is based on historical experience, a review of existing receivables and existing economic conditions. The allowance for doubtful accounts at December 28, 2008 and December 30, 2007 was $239,000 and $51,000, respectively. Changes in other receivables are classified as operating activity in the consolidated statements of cash flows.

INVENTORY - Inventory consists of food, beverage, paper and restaurant supplies, and is stated at the lower of cost (first-in, first-out method) or market value. Changes in inventories are classified as operating activity in the consolidated statements of cash flows.

PROPERTY - Property is stated at cost. A variety of costs are incurred in the leasing and construction of restaurant facilities. The costs of buildings under development include specifically identifiable costs. The capitalized costs include development costs, construction costs, salaries and related costs, and other costs incurred during the acquisition or construction stage. Salaries and related costs capitalized totaled $334,000, $323,000 and $81,000 for fiscal years 2008, 2007 and 2006, respectively. Depreciation and amortization of buildings, leasehold improvements and equipment are computed using the straight-line method over the shorter of the estimated useful lives of the assets or the initial lease term for certain leased properties (buildings and improvements range from 1 to 20 years and equipment 3 to 7 years). For leases with renewal periods at the Company’s option, the Company generally uses the original lease term, excluding renewal option periods to determine useful lives; if failure to exercise a renewal option imposes an economic penalty to the Company, management may determine at the inception of the lease that renewal is reasonably assured and include the renewal option period in the determination of appropriate estimated useful lives. The Company’s policy requires lease-term consistency when calculating the depreciation period, in classifying the lease and in computing straight-line rent expense.

GOODWILL - Goodwill, which represents the excess of the cost of acquired businesses over the fair value of amounts assigned to assets acquired and liabilities assumed, is not amortized. Instead, goodwill is assessed for impairment under Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 requires goodwill to be tested annually at the same time every year, and when an event occurs or circumstances change, such that it is reasonably possible that an impairment may exist. The Company selected its fiscal year-end as its annual date. As a result of the Company’s assessment at December 28, 2008 and December 30, 2007, no impairment was indicated.

LONG-LIVED ASSETS - In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, long-lived assets, such as property and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company evaluates the carrying value of long-lived assets for impairment when a restaurant experiences a negative event, including, but not limited to, a significant downturn in sales, a substantial loss of customers, an unfavorable change in demographics or a store closure. Upon the occurrence of a negative event, the Company estimates the future undiscounted cash flows for the individual restaurants that are affected by the negative event. If the projected undiscounted cash flows do not exceed the carrying value of the assets at each restaurant, the Company recognizes an impairment loss to reduce the assets’ carrying amounts to their estimated fair values (for assets to be held and used) and fair value less cost to sell (for assets to be disposed of) based on the estimated discounted projected cash flows derived from the restaurant. The most significant assumptions in the analysis are those used to estimate a restaurant’s future cash flows. The Company generally uses the assumptions in its strategic plan and modifies them as necessary based on restaurant-specific information.

STORE CLOSURE EXPENSE (REVERSAL) - The Company makes decisions to close stores based on their cash flows and anticipated future profitability. The Company records losses associated with the closure of restaurants at the time the store is closed. These store closure charges primarily represent a liability for the future lease obligations after the closure dates, net of estimated sublease income, if any.

SELF-INSURANCE LIABILITIES - The Company is self-insured for a portion of its workers’ compensation insurance program. Maximum self-insured retention, including defense costs per occurrence is $150,000 for the claim year ended October 31, 2009 and $350,000 during the claim years ended October 31, 2008 and 2007. Insurance liabilities are accounted for based on independent actuarial estimates of the amount of loss incurred. These estimates rely on actuarial observations of industry-wide and the Company’s historical claim loss development, and are subject to change based on actual loss development.

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

FINANCIAL INSTRUMENTS - The carrying values of cash and cash equivalents, receivables, accounts payable and accrued expenses approximate fair values due to the short-term nature of these instruments. At December 28, 2008 and December 30, 2007, the Company had no material financial instruments subject to significant market exposure.

REVENUE RECOGNITION - Revenues from the operation of company-owned restaurants are recognized when sales occur. Franchise revenue is comprised of: (i) area development fees, (ii) new store opening fees, and (iii) royalties. Fees received pursuant to area development agreements under individual franchise agreements, which grant the right to develop franchised restaurants in future periods in specific geographic areas, are deferred and recognized as revenue on a pro rata basis as the individual franchised restaurants subject to the development agreements are opened. New store opening fees are recognized as revenue in the period a franchised location opens. Royalties from franchised restaurants are recorded in revenue as earned. The Company recognizes a liability upon the sale of its gift cards and recognizes revenue when these gift cards are redeemed in its restaurants. Revenues from the portion of the gift cards that is not expected to be redeemed (breakage) are recognized ratably over three years based on historical and expected redemption trends. This adjustment is classified as revenues in the Company’s consolidated statements of operations. Revenue recognized on unredeemed gift card balances was $106,000 in fiscal 2008 and $382,000 in the fourth quarter of fiscal 2007. No income from unredeemed gift cards (“breakage”) was recognized prior to the fourth quarter of fiscal 2007 due to, among other things, insufficient gift card history necessary to estimate potential breakage.

Revenue is reported using the net method under Emerging Issues Task Force bulletin 06-3 How Taxes Collected from Customers and Remitted to Governmental Authorities Should be Presented in the Income Statement (That Is, Gross versus Net Presentation) (EITF 06-3). EITF 06-3 indicates that the statement of operations presentation on either a gross basis or a net basis of the taxes within the scope of the issue is an accounting policy decision.

STORE PRE-OPENING EXPENSES - Costs incurred in connection with the training of personnel, occupancy during the build-out period, and promotion of new store openings are expensed as incurred.

ADVERTISING - Advertising costs incurred to produce media advertising for new campaigns are expensed in the year in which the advertising first takes place. Other advertising costs are expensed when incurred. Advertising costs are included in restaurant occupancy and other expenses and totaled $4.7 million for fiscal year 2008, $5.0 million for fiscal year 2007 and $5.3 million for fiscal year 2006.

INCOME TAXES - Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis, as well as tax loss and credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109 (FIN 48) effective at the beginning of fiscal 2007. FIN 48 specifies the accounting for uncertainties in income taxes by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.

SHARE-BASED PAYMENT - Share-based payments are accounted for in accordance with Statement No. 123(R), Share-Based Payment (SFAS 123R) using the modified prospective transition method. Under this method, compensation expense is recognized for new grants beginning in fiscal 2006 and any unvested grants prior to the adoption of SFAS 123R (December 26, 2005). The Company recognizes compensation expense on a straight-line basis over the employee's vesting period or to the date of the employee's eligibility for retirement, if earlier. In accordance with the modified prospective transition method, the consolidated financial statements for prior periods have not been restated.

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

The Company elected to calculate the pool of excess tax benefits under the alternative transition method described in FASB Staff Position (FSP) 123-3, Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards, which also specifies the method it must use to calculate excess tax benefits reported on the consolidated statements of cash flows. The excess tax (deficiencies) benefits from share-based payment arrangements classified as financing cash flows of $80,000 in deficiencies and $284,000 in benefits for the years ended December 28, 2008 and December 30, 2007, respectively, would not have been materially different if the Company had not adopted SFAS 123R; however, they would have been classified as operating cash flows rather than as financing cash flows.

In accordance with SFAS 123R, the Company recorded share-based compensation expense of $1,518,000, $1,243,000 and $600,000 in fiscal 2008, 2007 and 2006, respectively. The recognized tax benefit was $607,000 for fiscal 2008, $491,000 for fiscal 2007 and $239,000 for fiscal 2006.

Refer to Note 8, Share-Based Compensation Plans, for information regarding the assumptions used by the Company in valuing its stock options.

COMMON STOCK AND EARNINGS PER SHARE - Basic earnings per share are computed by dividing net income or loss by the weighted average number of common shares outstanding during the period. Diluted earnings per share are computed similar to basic earnings per share, except that the weighted average number of shares of common stock outstanding is increased to include the effect of potentially dilutive common shares, which are comprised of stock options and restricted stock awards granted to employees under equity-based compensation plans that were outstanding during the period. Potentially dilutive common shares are excluded from the diluted earnings per share computation when their effect would be anti-dilutive (Note 12).

CONCENTRATION OF CREDIT RISK - The Company invests its excess cash in money market accounts with third party financial institutions. These balances may exceed the Federal Deposit Insurance Corporation (FDIC) insurance limits. While the Company monitors the cash balances in its operating accounts on a daily basis and adjusts the cash balances as appropriate, these cash balances could be impacted if the underlying financial institutions fail or are subject to other adverse conditions in the financial markets. The Company has not experienced any material losses on its cash accounts or other investments.

FAIR VALUE OF FINANCIAL STATEMENTS - In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 157, Fair Value Measurements (SFAS 157). For those financial assets and liabilities the Company records or discloses at fair value, the Company adopted SFAS 157 at the beginning of fiscal 2008. SFAS 157 defines fair value as the price that would be received from the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date, and establishes a framework for measuring fair value. SFAS 157 also establishes a three-level valuation hierarchy for disclosure of fair value measurements. The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. A financial instrument’s categorization within this hierarchy is based upon the lowest level of input that is significant to the fair value measurement. This statement applies to fair value measurements that are already required or permitted by most existing FASB accounting standards. The adoption of SFAS 157 for financial assets and liabilities did not have a material impact on the Company's consolidated financial position, results of operations or cash flows.

NEW ACCOUNTING STANDARDS – In October 2008, the FASB issued FSP SFAS No. 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active (SFAS 157-3), which clarifies the application of SFAS 157 in an inactive market and illustrates how an entity would determine fair value when the market for a financial asset is not active. SFAS 157-3 is effective immediately and applies to prior periods for which financial statements have not been issued, including interim or annual periods ended on or before December 30, 2008. The implementation of SFAS 157-3 did not have an impact on the Company’s consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133 (SFAS 161). SFAS 161 requires entities that utilize derivative instruments to provide qualitative disclosures about their objectives and strategies for using such instruments, as well as any details of credit-risk-related contingent features contained within derivatives. SFAS 161 also requires entities to disclose additional information about the amounts and location of derivatives located within the financial statements, how the provisions of SFAS 133 have been applied, and the impact that hedges have on an entity’s financial position, financial performance, and cash flows. SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008. The Company is currently in the process of assessing the impact that SFAS 161 will have on the disclosures in the consolidated financial statements.

In February 2008, the FASB issued FSP SFAS No. 157-2, Effective Date of FASB Statement No. 157 (SFAS 157-2), which delayed the effective date of SFAS 157 for most nonfinancial asset and nonfinancial liabilities until fiscal years beginning after November 15, 2008 (fiscal year 2009 for the Company). The Company does not expect the adoption of SFAS 157 for nonfinancial assets and liabilities will have a material impact on its consolidated financial statements.

In December 2007, the FASB issued Statement No. 141R (revised 2007), Business Combinations (SFAS 141R). SFAS 141R will change the accounting for business combinations. Under SFAS 141R, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. SFAS 141R will change the accounting treatment and disclosures for certain specific items in a business combination. SFAS 141R became effective for the Company at the beginning of fiscal 2009. Acquisitions, if any, after the effective date will be accounted for in accordance with SFAS 141R.

In December 2007, the FASB issued Statement No. 160, Noncontrolling Interest in Consolidated Financial Statements (SFAS 160). SFAS 160 clarifies that a non-controlling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. This statement also requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the non-controlling interest and requires disclosure, on the face of the consolidated statement of income, of the amounts of consolidated net income attributable to the parent and to the non-controlling interest. In addition, this statement establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary that does not result in deconsolidation and requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. SFAS 160 became effective for the Company at the beginning of 2009. This statement will be applied prospectively, except for the presentation and disclosure requirements, which will be applied retrospectively for all periods presented. The Company does not currently have any minority or non-controlling interests in a subsidiary and it does not expect the adoption of SFAS 160 will have a material impact on its consolidated financial statements.

2.	CONSOLIDATED BALANCE SHEET DETAILS

Consolidated balance sheet details as of December 28, 2008 and December 30, 2007, respectively (in thousands):

	2008	2007
OTHER RECEIVABLES:
Tenant improvement receivables	$747	$874
Beverage usage receivables	285	227
Credit cards	1,289	1,005
Income taxes	850	687
Food supplier receivable	141	917
Other	793	748
Allowance for doubtful accounts	(239)	(51)
Total	$3,866	$4,407

PROPERTY - at cost:
Building and leasehold improvements	$66,458	$57,030
Equipment and furniture	47,491	42,280
Construction in process	2,975	4,696
	116,924	104,006
Less: accumulated depreciation and amortization	(70,977)	(63,090)
Total	$45,947	$40,916

ACCRUED EXPENSES AND OTHER LIABILITIES:
Compensation	$3,005	$2,654
Workers’ compensation	1,453	2,244
Sales taxes	1,208	1,065
Vacation pay	1,031	938
Advertising	319	135
Gift cards	859	845
Occupancy	975	998
Legal and settlement fees regarding class action litigation (Note 6)	2,600	2,551
Construction in process	1,608	904
Other	1,451	1,676
Total	$14,509	$14,010

DEFERRED RENT AND OTHER LIABILITIES:
Deferred rent	$2,600	$2,620
Deferred tenant improvement allowances	2,389	1,839
FIN 48 liability (Note 7)	263	1,150
Legal and settlement fees regarding class action litigation (Note 6)	2,600	2,500
Other	450	424
Total	$8,302	$8,533

3.	ACQUISITIONS OF FRANCHISED LOCATIONS

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

The Company recorded a net store closure reversal of $46,000 during fiscal 2008. A store closure reversal of $91,000 was recorded in the first quarter of fiscal 2008 due to the Company’s decision to re-brand a location in the Fort Collins, Colorado area that was closed in 2001 and was offset by a $45,000 store closure expense related to the closure of the Beverly Center location in Los Angeles, California during the second quarter of fiscal 2008.

The Company recorded a net asset impairment and store closure accrual of $274,000 during fiscal 2007. This charge was the net effect of a reduction to store closure of $19,000 for the sublease income for a Salt Lake City, Utah location, which closed in 2001, combined with a charge to impairment of $229,000, for the closure of a Los Angeles, California area restaurant and a $64,000 adjustment to anticipated sublease income for a restaurant in the Denver, Colorado area that closed in 2001.

The Company recorded a net store closure reversal of $405,000 during fiscal 2006. The reversal was comprised of $223,000 due to the Company entering into a new sublease agreement at its Portland, Oregon location, while $158,000 was to reflect additional sublease income received. An additional reversal of $24,000 was recorded in the second quarter of 2006.

The components of the store closure accrual in fiscal 2006, 2007 and 2008 are as follows (in thousands):

	Accrual Balance at December 25, 2005	Store Closure Expense	Store Closure Reversal	Usage	Accrual Balance at December 31, 2006
Accrual for stores closed in 2001	$272	$—	$(24)	$(54)	$194
Accrual for stores closed in 2002	275	—	(158)	(9)	108
Accrual for stores closed in 2005	288	—	(223)	(87)	(21)
Total store closure accrual	835	$—	$(405)	$(149)	281
Less: current portion	(179)				(84)
Non-current	$656				$197

	Accrual Balance at December 31, 2006	Store Closure Expense	Store Closure Reversal	Usage	Accrual Balance at December 30, 2007

Accrual for stores closed in 2001	$194	$64	$(19)	$(52)	$187
Accrual for stores closed in 2002	108	—	—	(29)	79
Accrual for stores closed in 2005	(21)	—	—	—	(21)
Accrual for stores closed in 2008	—	229	—	—	229
Total store closure accrual	281	$293	$(19)	$(81)	474
Less: current portion	(84)				(370)
Non-current	$197				$104

	Accrual Balance at December 30, 2007	Store Closure Expense	Store Closure Reversal	Usage	Accrual Balance at December 28, 2008

Accrual for stores closed in 2001	$187	$—	$(91)	$(67)	$29
Accrual for stores closed in 2002	79	—	—	(27)	52
Accrual for stores closed in 2005	(21)	—	—	2	(19)
Accrual for stores closed in 2008	229	45	—	(274)	—
Total store closure accrual	474	$45	$(91)	$(366)	62
Less: current portion	(370)				(45)
Non-current	$104				$17

5.	CREDIT FACILITIES

LETTER OF CREDIT - On May 13, 2008, the Company entered into a $5.0 million revolving line of credit and a $15.0 million non-revolving line of credit (the “Credit Facility”) with Pacific Western Bank (the “Bank”). The revolving line of credit calls for monthly interest payments beginning June 5, 2008 at a variable interest rate based on the prime rate plus 0.25%, resulting in an initial rate of 5.25%. All outstanding principal plus accrued unpaid interest on the revolving line of credit is due May 13, 2010. The non-revolving line of credit calls for each advance to be evidenced by a separate note. Each advance shall have a maximum term of 57 months with an interest rate based on the prime rate plus 0.25%. Payments on advances shall be interest only for the first nine months, then principal and interest payments monthly. Both lines are collateralized by all assets of the Company and guaranteed by its subsidiaries. In addition, both lines require the Company to maintain its primary depository relationship with the Bank and the related accounts are subject to the right of offset for amounts due under the lines. Both lines are subject to certain financial and non-financial debt covenants and include a restriction on the payment of dividends without prior consent of the Bank. As of December 28, 2008, the Company was in compliance with all debt covenants and there were no funded borrowings outstanding under the Credit Facility. At December 28, 2008, the Company had $2.4 million of availability under the revolving line of credit, net of $2.6 million of outstanding letters of credit, and $15.0 million of availability under the non-revolving line of credit.

6.	COMMITMENTS AND CONTINGENCIES

OPERATING LEASES - The Company leases restaurant and office facilities, land, vehicles and office equipment under various operating leases expiring through 2019. The leases generally provide renewal options from 3 to 10 years. Certain leases are subject to scheduled annual increases or minimum annual increases based upon the consumer price index, not to exceed specific maximum amounts. Certain leases require contingent percentage rents based upon sales and other leases pass through common area charges to the Company. Rental expense under these operating leases was $20.0 million, $17.8 million, and $16.0 million for fiscal years 2008, 2007 and 2006, respectively. Contingent percentage rent based on sales included in rental expense was $612,000, $666,000 and $751,000 for fiscal years 2008, 2007 and 2006, respectively.

Future minimum annual lease commitments, including obligations for closed stores and minimum future sublease rentals expected to be received as of December 28, 2008 are as follows (in thousands):

	Company Operated Retail Locations and Other	Sublease Income (A)
FISCAL YEAR
2009	$15,078	$(235)
2010	12,517	(207)
2011	9,787	(136)
2012	7,864	(131)
2013	6,313	(131)
Thereafter	18,962	(87)
	$70,521	$(927)

(A)
The Company has subleased buildings to others, primarily as a result of closing certain underperforming company-operated locations. These leases provide for fixed payments with contingent rents when sales exceed certain levels. Sub lessees generally bear the cost of maintenance, insurance, and property taxes. The Company directly pays the rent on these master leases, and then collects associated sublease rent amounts from its sub lessees. These obligations are the responsibility of the Company should the sub lessee not perform under the sublease.

LITIGATION - In March 2007, the Company reached an agreement to settle a class action lawsuit related to how it classified certain employees under California overtime laws. The lawsuit was similar to numerous lawsuits filed against restaurant operators, retailers and others with operations in California. The settlement agreement, which was approved by the court in June 2007, provides for a settlement payment of $7.5 million payable in three installments. The first $2.5 million installment was distributed on August 31, 2007. The second $2.5 million installment was paid into a qualified settlement fund on December 29, 2008. The third and final installment of $2.5 million is due on or before June 28, 2010. As of December 28, 2008, the remaining balance of $5.0 million, plus accrued interest of $199,000, was accrued in “Accrued expenses and other liabilities” and “Deferred rent and other liabilities” in the amounts of $2.6 million and $2.6 million, respectively. The Company learned that 140 current and former employees who qualified to participate as class members in this class action settlement were not included in the settlement list approved by the court. The Company filed a motion requesting the court to include these individuals in the approved settlement and to provide that their claims are payable out of the aggregate settlement payment, as the Company believes the parties intended when they reached a settlement. The matter has not yet been finally resolved and there is no assurance that the Company will be successful.

On March 24, 2005, a former employee of the Company filed a California state court action alleging that the Company failed to provide the former employee with certain meal and rest period breaks and overtime pay. The parties moved the matter into arbitration, and the former employee amended the complaint to claim that the former employee represents a class of potential plaintiffs. The amended complaint alleges that current and former shift leaders who worked in the Company's California restaurants during specified time periods worked off the clock and missed meal and rest breaks. This case is still in the pre-class certification discovery stage, and no class has been certified. The Company denies the former employee’s claims, and intends to continue to vigorously defend this action. A recent decision by the California Court of Appeals in Brinker Restaurant Corporation v. Superior Court (Hohnbaum) last year held that employers do not need to affirmatively ensure employees actually take their meal and rest breaks but need only make meal and rest breaks “available” to employees. The Brinker case was recently taken up for review by the California Supreme Court. At this time, the Company has no assurances of how the California Supreme Court will rule in the Brinker case. Regardless of merit or eventual outcome, this arbitration may cause a diversion of the Company’s management’s time and attention and the expenditure of legal fees and expenses.

The Company is involved in various other claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these other matters will not have a material adverse effect on the Company’s consolidated financial position, results of operations, or liquidity.

7.	INCOME TAXES

The components of the income tax (expense) benefit for fiscal years 2008, 2007 and 2006 are as follows (in thousands):

	2008	2007	2006
Federal benefit (expense):
Current	$1,680	$(799)	$(1,788)
Deferred	(1,788)	233	3,637
State (expense) benefit:
Current	(30)	(222)	(372)
Deferred	(60)	(59)	907
FIN 48 tax expense	1	—	—
Interest expense, gross of tax benefits	—	(50)	—
Interest income, gross of tax benefits	134	—	—
Total income tax (expense) benefit	$(63)	$(897)	$2,384

The income tax (expense) benefit differs from the federal statutory rate because of the effect of the following items for fiscal years 2008, 2007 and 2006:

	2008	2007	2006
Statutory rate	34.0%	34.0%	34.0%
State income taxes, net of federal benefit	20.1	9.1	6.0
Interest benefit or expense, net of tax benefits	(31.2)	1.4	0.0
Non-deductible items	15.2	0.5	(0.2)
Credits	(13.5)	(2.7)	1.0
Other	(0.4)	0.7	0.0
Effective tax (expense) benefit rate	24.2%	43.0%	40.8%

In 2006, the effective state tax rate was higher than the statutory state rate net of federal benefit as a result of California targeted employment tax credits claimed. In 2007, the Company reduced its statutory state tax rate net of federal benefit from 5.8% to 5.6% to reflect the shifting of operations to jurisdictions with no income tax or low income tax rates. The result of this change was a one-time, unfavorable adjustment of 3.2% to the Company's state tax rate for the revaluation of the Company's state deferred tax asset at the lower effective state tax rate. In 2008, the Company similarly reduced its statutory state tax rate net of federal benefit to 5.5%. Although the dollar amount of the one-time, unfavorable adjustment for the revaluation of the deferred tax asset was not significant, the impact of the adjustment to the state tax rate was 7.9% due to the Company's pre-tax book income being closer to $0 than in prior years.

For the years ended December 28, 2008 and December 30, 2007, the Company’s combined federal and state income tax receivables were $850,000 and $687,000, respectively.

Deferred income taxes are provided to reflect temporary differences in the basis of net assets for income tax and financial reporting purposes, as well as available tax credits. The tax-effected temporary differences and credit carryforwards comprising the Company’s deferred income taxes as of December 28, 2008 and December 30, 2007 are as follows (in thousands):

	2008	2007
Accruals currently not deductible	$810	$1,626
Deferred rent	1,180	1,222
Difference between book and tax basis of property	5,163	7,579
Net operating losses	159	—
State taxes	231	224
Deferred compensation	1,457	939
Deferred income	72	6
Accrued legal settlement	1,976	1,979
Other	(24)	14
Net deferred income tax asset	$11,024	$13,589
Net current deferred income tax asset	$1,764	$2,746
Net non-current deferred income tax asset	$9,260	$10,843

The Company has State Enterprise Zone credit carryforwards as of December 28, 2008 and December 30, 2007 of $228,000 and $230,000, respectively. State income tax credits will carry forward indefinitely and may be used to offset future state income tax. The Company believes that the remaining deferred tax assets will be realized through future taxable income or alternative tax strategies.

The Company adopted Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48), which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with the FASB's Statement No. 109, Accounting for Income Taxes (SFAS 109) effective January 1, 2007 and as of the date of adoption established a total amount of unrecognized tax benefits of $1.1 million, exclusive of accrued interest. Of this total, $11,000 related to permanent differences (as defined in SFAS 109) and resulted in a reduction, net of state tax benefits, of $7,000 to the Company's opening retained earnings as of the adoption date. The remainder of this balance consisted of temporary differences (as defined in SFAS 109) and resulted in the creation of additional deferred tax assets. A reconciliation of the beginning and ending amount of unrecognized tax benefits for the years ended December 28, 2008 and December 30, 2007 is as follows (in thousands):

	2008	2007
Beginning balance	$1,044	$1,121
Gross increases for tax positions taken in prior years	44	39
Gross decreases for tax positions taken in prior years	—	(308)
Gross increases for tax positions taken in the current year	147	192
Consents for accounting method changes	(953)	—
Lapse of statute of limitations	(11)	—
Ending balance	$271	$1,044

As of December 28, 2008, the unrecognized tax benefits, net of their federal tax benefits, that would negatively impact the Company’s effective tax rate if recognized were $7,000.

A significant portion of the Company's balance of unrecognized tax benefits as of December 30, 2007 related to an uncertain tax position for worker's compensation costs. In the fourth quarter of 2007, the Company filed a request to change its accounting method for workers' compensation costs with the IRS. During the third quarter of 2008, the IRS approved the Company's request allowing the Company to increase its tax liability for the impact of the change over a four-year period beginning with its 2007 tax return. The Company reduced its balance of unrecognized tax benefits by $953,000 for the impact of the approval on this uncertain tax position. The Company is not aware of any other events that might significantly impact the balance of unrecognized tax benefits during the next twelve months.

As of December 28, 2008, the Company's open tax years for federal purposes are 2005, 2006 and 2007. The Company's open years for California are 2004 through 2007. During the second quarter of 2008, the Company completed an examination of its 2003 and 2004 tax years by a major tax jurisdiction. The only adjustment was an immaterial reduction to the Company's state tax credit carryforwards. During the third quarter of 2008, the IRS initiated an examination of the Company's 2006 and 2007 tax years and, as of yet, has not notified the Company of any potential adjustments to its returns. As of the end of the year, the Company was not under examination by any other major tax jurisdiction.

The Company has historically classified interest expense and penalties on income tax liabilities and interest income on income tax refunds as additional income tax expense or benefit, respectively, and will continue to do so under FIN 48. As of the adoption of FIN 48, the Company accrued $131,000 of interest expense, gross of its related tax benefits. The Company reduced opening retained earnings by $79,000 for this accrual net of its related tax benefits. During the 2008 and 2007 years, the Company earned net interest income of $134,000 and accrued net interest expense of $50,000, respectively. The interest income in 2008 was primarily the result of the Company's reversal of approximately $105,000 of accrued interest expense as a result of the IRS approval of the Company’s request for method change and the lapse of the statute of limitations on the Company’s 2004 federal tax year. As of December 28, 2008 and December 30, 2007, the Company's balances of accrued interest expense were $55,000 and $181,000, respectively.

8.	SHARE-BASED COMPENSATION PLANS

1999 STOCK INCENTIVE PLAN - On March 18, 1999 and March 24, 1999, the Board of Directors and the stockholders, respectively, of the Company approved the 1999 Stock Incentive Plan (the 1999 Plan). All outstanding options under the 1995 Stock Option/Stock Issuance Plan and the 1998 Stock Option/Stock Issuance Plan (collectively, the “predecessor plans”) were incorporated into the 1999 Plan. After the adoption of the 1999 plan, no further grants were made under the predecessor plans. The 1999 Plan is administered by the Company’s Compensation Committee with respect to the officers and directors of the Company and by the Company’s Board of Directors with respect to other eligible employees and consultants of the Company (the Compensation Committee or the Board of Directors, as applicable, the “1999 Plan Administrator”).

The stock issuable under the 1999 Plan consists of shares of authorized but unissued or reacquired common stock, including shares repurchased by the Company on the open market. As of December 28, 2008, a total of 3,923,606 shares of common stock were authorized for issuance under the 1999 Plan, which includes the shares subject to outstanding options under the predecessor plans. The number of shares of common stock reserved for issuance under the 1999 Plan automatically increased on the first trading day in January each year. The increase was equal to 3% of the total number of shares of common stock outstanding as of the last trading day in December of the preceding year, not to exceed 450,000 shares in any given year. In addition, no participant in the 1999 Plan may be granted stock options, separately exercisable stock appreciation rights and direct stock issuances for more than 500,000 shares of common stock in the aggregate per calendar year. Each option has a maximum term of 10 years, or 5 years in the case of any greater than 10% stockholder, and is subject to earlier termination in the event of the optionee’s termination of service.

The 1999 Plan is divided into five separate components: (1) the discretionary option grant program, (2) the stock issuance program, (3) the salary investment option grant program, (4) the automatic option grant program and (5) the director fee option grant program. The salary investment option grant program was never implemented, and the automatic option grant program and the director fee option grant program have been discontinued.

The discretionary option grant and stock issuance programs provide for the issuance of incentive and non-statutory options for eligible employees and service providers, and stock issuances and share right awards, including restricted stock units, for cash or in consideration for services rendered. The option exercise price per share is fixed by the 1999 Plan Administrator in accordance with the following provisions: (1) the exercise price shall not be less than 100% of the fair market value per share of the common stock on the date of grant and (2) if the person to whom the option is granted is a greater-than-10%-stockholder, then the exercise price per share shall not be less than 110% of the fair market value per share of the common stock on the date of grant. Each option shall be exercisable at such time or times, during such period and for such number of shares as shall be determined by the 1999 Plan Administrator as set forth in the related individual option agreements. Generally, options granted under the 1999 Plan have become exercisable and vest in three equal annual installments over a three-year period. Stock issuances and share right awards, including restricted stock units, may be issued for past services rendered to the Company without any cash payment. In addition, the 1999 Plan Administrator can determine a purchase price to be paid in cash or check that will not be less than the fair market value of the common stock on the issuance date.

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

On the date of each annual stockholders’ meeting after the 2006 annual stockholders’ meeting, each individual who continues to serve as a non-employee board member will be granted an annual award under the 1999 Plan consisting of restricted stock units for 4,500 shares of our common stock, which will vest upon the earlier of the expiration of 12 months of continuous service as a director or the director’s death, or permanent disability, a change of control or a corporate transaction, as such terms are defined in the 1999 Plan. In fiscal 2008, 2007 and 2006, each non-employee director received restricted stock units for 4,500 shares of our common stock.

The 1999 Plan terminated in accordance with its terms on March 17, 2009. As discussed below, the Company’s Board of Directors and stockholders approved the 2008 Equity Incentive Plan in connection with the Company’s annual meeting in 2008 to replace the 1999 Plan. No further grants or awards will be made under the 1999 Plan.

The following is a summary of stock option activity for fiscal years 2006, 2007 and 2008:

			Weighted
	Shares		Average
	Options		Exercise
	Available	Options	Price Per
	for Grant	Outstanding	Share
Balance at December 25, 2005	667,776	1,797,502	$7.86
Authorized	282,773	—	—
Granted	(431,375)	431,375	8.59
Exercised	—	(367,739)	6.27
Forfeited	283,687	(283,687)	8.91
Balance at December 31, 2006	802,860	1,577,451	8.25
Authorized	293,805	—	—
Granted	(482,519)	482,519	9.27
Exercised	—	(156,986)	5.73
Forfeited	203,062	(203,062)	10.05
Balance at December 30, 2007	817,208	1,699,922	8.55
Authorized	298,493	—	—
Granted	(321,698)	321,698	4.40
Exercised	—	(600)	4.75
Forfeited	143,749	(143,749)	9.26
Expired	6,550	(6,550)	9.00
Balance at December 28, 2008	944,302	1,870,721	7.78
Exercisable, December 31, 2006		1,004,011	8.21
Exercisable, December 30, 2007		821,927	8.23
Exercisable, December 28, 2008		1,013,898	8.09

The following table summarizes information as of December 28, 2008 concerning currently outstanding and exercisable options:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$ 2.90 - $ 4.97	400,809	7.55	$4.02	157,809	$3.92
5.00 - 6.50	150,977	5.45	5.94	112,960	6.01
7.00 - 9.87	1,161,272	7.32	8.83	595,132	8.76
10.00 - 11.50	69,486	4.10	10.27	59,820	10.19
12.00 - 15.06	88,177	5.64	12.31	88,177	12.31
	1,870,721	7.02	7.78	1,013,898	8.09

STOCK OPTIONS - The following table summarizes stock option activity for fiscal year 2008:

	Options	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Term

Outstanding at beginning of period	1,699,922	$8.55
Granted	321,698	4.40
Exercised	(600)	4.75
Forfeited	(150,299)	9.24

Outstanding at end of period	1,870,721	$7.78	$40,970	7.02

Exercisable at end of period	1,013,898	$8.09	$40,970	5.37

In 2008, 2007 and 2006, the aggregate intrinsic value of stock options (the amount by which the market price of the stock on the date of exercise exceeded the market price of the stock on the date of grant) exercised was $0, $900,000 and $828,000, respectively.

Compensation cost, which was determined using the weighted average fair value at the date of grant, was $1.96, $4.61 and $4.87 for options granted during 2008, 2007 and 2006, respectively. The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model. For fiscal 2008, the assumptions used were: an expected dividend of zero; an expected stock price volatility of 49%; a risk-free interest rate of 2.0% and expected lives of options of 5.0 years. For fiscal 2007, the assumptions used were: an expected dividend of zero; an expected stock price volatility of 45%; a risk-free interest rate of 3.9% and expected lives of options of 6.4 years. For fiscal 2006, the assumptions used were: an expected dividend of zero; an expected stock price volatility of 53%; a risk-free interest rate of 4.7% and expected lives of options of 6.3 years. As of December 28, 2008, there was $1,303,503 of unrecognized compensation expense related to non-vested option awards that is expected to be recognized over a weighted average period of 2.1 years. As of December 30, 2007, there was $1,916,452 of unrecognized compensation expense related to non-vested option awards that is expected to be recognized over a weighted average period of 2.4 years. As of December 31, 2006, there was $1,387,724 of unrecognized compensation expense related to non-vested option awards that is expected to be recognized over a weighted average period of 2.2 years.

The estimated fair value of options granted is subject to the assumptions made, and if the assumptions change, the estimated fair value amounts could be significantly different.

 Included in general and administrative and restaurant labor expenses on the consolidated statements of operations is stock compensation expense measured and recognized at $1,518,000 in 2008, $1,243,000 in 2007, and $600,000 in 2006.

1999 EMPLOYEE STOCK PURCHASE PLAN - On March 18, 1999 and March 24, 1999, the board and stockholders, respectively, approved the 1999 Employee Stock Purchase Plan (the “ESPP”), which became effective upon the completion of the Company’s initial public offering. The ESPP allows eligible employees, as specified in the ESPP, to purchase shares of common stock in semi-annual intervals through payroll deductions under this plan. The accumulated payroll deductions will be applied to the purchase of shares on the employee’s behalf at a price per share equal to 85% of the lower of (1) the fair market value of the Company’s common stock at the date of entry into the current offering period or (2) the fair market value on the purchase date. An initial reserve of 200,000 shares of common stock has been authorized for issuance under the ESPP. The board may alter, suspend or discontinue the ESPP. However, certain amendments to the ESPP may require stockholder approval. There has been no activity under the ESPP. The ESPP shall terminate upon the earliest of (i) the last business day in July 2009, (ii) the date on which all shares available for issuance under the ESPP shall have been sold pursuant to purchase rights exercised under the ESPP or (iii) the date on which all purchase rights are exercised in connection with a corporate transaction (as defined in the ESPP). 2006 EXECUTIVE INCENTIVE PLAN - On July 27, 2006, the stockholders of the Company approved the Rubio’s Restaurants, Inc. 2006 Executive Incentive Plan (the “EIP”). The purpose of the EIP is to motivate executive officers and other members of senior management with the grant of long-term performance based stock or cash awards.

The EIP is administered by the compensation committee of the board, which will select participants eligible to receive awards, usually in the form of restricted stock units, determine the amount of each award and the measurement periods for evaluating participant performance, and establish for each measurement period (i) the performance goals, based on business criteria, and the target levels of performance for each participant and (ii) a payout formula or matrix for calculating a participant’s award based on actual performance. Performance goals may be based on one or more of the following business criteria: return on equity, assets or invested capital; stockholder return, actual or relative to an appropriate index (including share price or market capitalization); actual or growth in revenues, orders, operating income, or net income (with or without regard to amortization/impairment of goodwill); free cash flow generation, operational performance, including asset turns, revenues per employee or per square foot, or comparable store sales; or individually designed goals and objectives that are consistent with the participant’s specific duties and responsibilities and that are designed to improve the financial performance of the Company or a specific division, region or subsidiary.

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

The Company granted market performance vested stock awards to certain employees under the EIP in fiscal years 2006 and 2007. No awards were granted during fiscal 2008. The awards granted in fiscal years 2006 and 2007 represent a right to receive a certain number of shares of common stock upon achievement of share price performance goals at the end of one-year, two-year and three-year periods. The first three performance periods end on December 20, 2007, 2008 and 2009, respectively. SFAS No. 123R requires that the valuation of market condition awards consider the likelihood that the market condition will be satisfied rather than assuming that the award is vested on the award date. Because the share-price compounded annual growth rate targets represent a more difficult threshold to meet before payout, with greater uncertainty that the market condition will be satisfied, these awards have a lower fair value than those that vest based solely on the passage of time. However, compensation expense is required to be recognized under SFAS No. 123R for an award regardless of when, if ever, the market condition is satisfied. The Company determined the fair value on the date of grant of $4.27, $4.48 and $4.78 for the awards with performance periods ending in 2007, 2008 and 2009, respectively. The fair value of each option grant was estimated on the date of grant using a Stochastic model, under the following assumptions: an expected dividend of zero; expected stock price volatility of 25.7%, 32.2% and 37.8% for the awards with performance periods ending in 2007, 2008 and 2009, respectively, and; risk-free interest rate of 4.9%, 4.6% and 4.5% for the awards with performance periods ending in 2007, 2008 and 2009, respectively. The compensation associated with these shares is being expensed over the service period. The amount of compensation expense recorded was $86,000 $173,000 and $6,000 for fiscal 2008, 2007 and 2006, respectively. The expected cost for all awards granted is based on the fair value on the date of grant, as it is the Company’s intent to settle these awards with shares of common stock. These stock awards are payable under the 1999 Plan.

RESTRICTED STOCK UNITS - The following table summarizes restricted stock unit activity during fiscal years 2008, 2007 and 2006:

	Restricted Stock Units (# of shares)
	2008	2007	2006
Outstanding at beginning of period	85,537	117,822	—
Awards granted	27,000	27,000	117,822
Awards forfeited	(5,332)	(14,998)	—
Shares vested	(42,955)	(44,287)	—
Non-vested shares at end of period	64,250	85,537	117,822
Weighted Average Grant Date Fair Value	$4.94	$6.32	$5.22

As of December 28, 2008, there was $120,582 of unrecognized compensation expense related to non-vested restricted stock unit awards that is expected to be recognized over a weighted average period of 0.75 years. For the fiscal year ended December 30, 2007, there was $270,015 of unrecognized compensation expense related to non-vested restricted stock unit awards that is expected to be recognized over a weighted average period of 1.16 years. For the fiscal year ended December 31, 2006, there was $524,407 of unrecognized compensation expense related to non-vested restricted stock unit awards that is expected to be recognized over a weighted average period of 1.96 years.

2008 EQUITY INCENTIVE PLAN – In connection with the Company’s annual meeting in 2008, the Board of Directors and the stockholders of the Company approved the 2008 Equity Incentive Plan (the “2008 Plan”) to replace the 1999 Plan, which terminated on March 17, 2009. The 2008 Plan permits the Company to issue stock options (both incentive stock options and nonstatutory stock options) and stock awards (including stock appreciation rights, stock units, stock grants and other similar equity awards). The 2008 Plan will be administered by the Company’s Compensation Committee and the Company’s Board of Directors. To date, no stock options or other stock awards have been issued under the 2008 Plan.

The number of shares of common stock initially reserved for issuance under the 2008 Plan consist of that number of shares that (i) remain available for sale or issuance under the 1999 Plan and (ii) shares subject to outstanding awards issued under the 1999 Plan (including the 2006 Executive Incentive Plan); provided that in the case of (ii) such shares only become available for issuance under the 2008 Plan if and to the extent such outstanding awards are cancelled, expire or are forfeited or such shares are repurchased by the Company. The number of shares available for sale or issuance under the 2008 Plan will automatically increase on the first trading day of January each calendar year during the term of the 2008 Plan, beginning with calendar year 2009, by an amount equal to three percent (3%) of the total number of shares outstanding on the last trading day in December of the immediately preceding calendar year, but in no event shall any such annual increase exceed 450,000 shares.

9. BENEFIT PLANS

EMPLOYEE SAVINGS PLAN - The Company has a defined contribution 401(k) plan. This plan allows eligible employees to contribute a percentage of their salary, subject to annual limits, to the plan. The Company matches 25% of each eligible employee’s contributions up to 6% of gross salary. The Company’s contributions vest over a five-year period. The Company contributed $56,000, $54,000 and $38,000 for fiscal years 2008, 2007 and 2006, respectively.

EXECUTIVE DEFERRED COMPENSATION PLAN - The Company adopted a deferred compensation plan (the Plan), effective on December 1, 2007. Under the Plan, beginning on December 31, 2007, the Company’s management and other highly compensated employees and non-employee members of the board who are not eligible to participate in the Company’s 401(k) plan based on their compensation levels can defer a portion of their compensation and contribute such amounts to one or more investment funds. The Plan is not intended to meet the qualification requirements of Section 401(a) of the Internal Revenue Code of 1986, as amended, but is intended to meet the requirements of Section 409A of the Internal Revenue Code, and to be an unfunded arrangement providing deferred compensation to eligible employees who are part of a select group of management or highly compensated employees within the meaning of Sections 201, 301 and 401 of the Employee Retirement Income Security Act of 1974, as amended. The maximum aggregate amount deferrable under the Plan is 80% of base salary and 100% of cash incentive compensation. The Company makes bi-weekly matching contributions in an amount equal to 25% of the first 6% of employee compensation contributed, with a maximum annual Company contribution of 6% of employee compensation per year (subject to annual dollar maximum limits). The Company’s contributions to the Plan vest at the rate of 25% each year beginning after the employee’s first year of service. For the fiscal year ended December 28, 2008, the Company’s matching contribution expense under the Plan was $33,000.

Additionally, the Company entered into a rabbi trust agreement to protect the assets of the Plan. Each participant’s account is comprised of their contribution, the Company’s matching contribution and their share of earnings or losses in the Plan. In accordance with EITF No. 97-14, Accounting for Deferred Compensation Arrangements Where Amounts Are Held in a Rabbi Trust and Invested, the accounts of the rabbi trust are reported in the Company’s consolidated financial statements. The Company reports these investments within other assets and the related obligation within other liabilities on the consolidated balance sheet. Such amounts totaled $201,000 and $180,000 at December 28, 2008, respectively. The investments are considered trading securities and are reported at fair value with the realized and unrealized holding gains and losses related to these investments, as well as the offsetting compensation expense, recorded in general and administrative expenses.

NON-EMPLOYEE DEFERRED COMPENSATION PLAN - The Company adopted a non-employee deferred compensation plan on March 6, 2003. Under this plan, non-employee directors can defer fees into either a cash account or into discounted options under the Company’s 1999 Plan. Any deferrals into cash are credited to a cash account that will accrue earnings at an annual rate of 2% above the prime lending rate. At the time of election, a participant must choose the dates on which the cash benefit will be distributed. In October 2004, Congress enacted Internal Revenue Code Section 409A governing deferred compensation. The Company operates this deferred compensation plan in accordance with Section 409A. Because Section 409A restricts the use of discounted stock options, the Company will evaluate the extent to which that portion of the non-employee deferred compensation plan will be implemented in the future.

10. FAIR VALUE MEASUREMENT

At December 28, 2008 and December 30, 2007, the fair value of cash and cash equivalents, other receivables and accounts payable approximated their carrying value based on the short-term nature of these instruments. On December 31, 2007, the Company adopted SFAS 157, which defines fair value, establishes a framework for using fair value to measure assets and liabilities, and expands disclosures about fair value measurements. SFAS 157 applies whenever other statements require or permit assets or liabilities to be measured at fair value.

As of December 28, 2008, the Company's financial assets and financial liabilities that are measured at fair value on a recurring basis are comprised of an Executive Deferred Compensation Plan of Rubio’s Restaurants, Inc., (the “Plan”). The Plan is a nonqualified deferred compensation plan which allows highly compensated employees to defer receipt of a portion of their compensation and contribute such amounts to one or more investment funds held in a rabbi trust. The Plan investments are reported at fair value based on third-party broker statements which represents level 2 in the SFAS 157 fair value hierarchy. The realized and unrealized holding gains and losses related to these investments, as well as the offsetting compensation expense, are recorded in general and administrative expense on the consolidated statements of operations.

11.	RELATED PARTIES

The following is a listing of the Company’s related-party transactions:

Craig Andrews, a Company director, is a partner at the law firm of DLA Piper LLP (US) and was a shareholder of Heller Ehrman, LLP through June 2008. During fiscal 2008, the Company paid DLA Piper LLP $182,425, and during fiscal 2008, 2007, and 2006, the Company paid Heller Ehrman, LLP $150,955, $258,963 and $736,691, respectively, for rendering general corporate and other legal services.

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

In July 2005, the Company entered into agreements with Rosewood Capital, L.P. or Rosewood, and Ralph Rubio, who at the time was Chairman of the Board and Chief Executive Officer, to extend the registration rights held by Rosewood and Mr. Rubio under an investor’s rights agreement entered into prior to the Company’s initial public offering. Neither Mr. Rubio nor Mr. Anderson, a Company director, voted on the approval of the transaction with respect to these extension agreements. In May 2007, the Company, Rosewood and Mr. Rubio, who at the time was Chairman of the Board, entered into agreements to further extend the registration rights held by Rosewood and Mr. Rubio from December 31, 2007 to June 30, 2009. As part of these extension agreements, Rosewood and Mr. Rubio agreed that they would not demand that the Company register their stock prior to June 30, 2009. Neither Mr. Rubio nor Mr. Anderson, a Company director and affiliated with Rosewood, voted on the approval of the transaction with respect to these extension agreements. On September 11, 2008, the Company entered into an agreement with each of Rosewood and Mr. Rubio to extend the time period in which Rosewood and Mr. Rubio may exercise their registration rights from June 30, 2009 to December 30, 2010. In consideration for this extension, Rosewood and Mr. Rubio each agreed not submit a request to register their stock until December 31, 2008. Neither Mr. Rubio nor Mr. Anderson voted on the approval of the transaction with respect to these extension agreements.

12.	NET INCOME (LOSS) PER SHARE

A reconciliation of basic and diluted net income (loss) per share in accordance with SFAS No. 128, Earnings per Share, is as follows (in thousands, except per share data):

	Fiscal Years
	2008	2007	2006
Numerator
Basic:
Net income (loss)	$189	$1,189	$(3,461)
Denominator
Basic:
Weighted average common shares outstanding	9,951	9,889	9,592
Diluted:
Effect of dilutive securities:
Common stock options	—	—	—
Total weighted average common and potential common shares outstanding	9,951	9,889	9,952
Net income (loss) per share:
Basic	$0.02	$0.12	$(0.36)
Diluted	$0.02	$0.12	$(0.36)

For the fiscal years ended December 28, 2008, December 30, 2007, and December 25, 2006, common stock options of 1.7 million, 511,000, and 687,000 shares, respectively, were excluded in calculating diluted earnings per share as the exercise price exceeded fair market value and inclusion would have been anti-dilutive.

13.	SEGMENT INFORMATION

The Company owns and operates high-quality, fast-casual Mexican restaurants under the name “Rubio’s Fresh Mexican Grill,” with restaurants primarily in California, Arizona, Nevada, Colorado and Utah. In accordance with SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, the Company currently considers its business to consist of one reportable operating segment.

14.	SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

The following is summarized unaudited quarterly financial data (in thousands, except per share data) for fiscal 2008 and 2007:

	Fiscal 2008
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total revenues	$42,161	$45,147	$47,012	$44,984
Operating (loss) income	(1,243)	611	1,244	(227)
Net (loss) income	(745)	335	789	(190)
Basic net (loss) income per share	(0.07)	0.03	0.08	(0.02)
Diluted net (loss) income per share	(0.07)	0.03	0.08	(0.02)

	Fiscal 2007
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total revenues	$40,979	$43,048	$43,993	$41,710
Operating income (loss)	236	743	1,250	(444)
Net income (loss)	196	503	732	(242)
Basic net income (loss) per share	0.02	0.05	0.07	(0.02)
Diluted net income (loss) per share	0.02	0.05	0.07	(0.02)

Operating income (loss) and net income (loss) per share is computed independently for each of the quarters presented and therefore may not sum to the annual amount for the year.