Form 10-K/A
period 2008-12-28
RUBIOS RESTAURANTS INC
filed 2009-03-27
CIK 1082423

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

As of March 19, 2009, there were 9,960,007 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

EXPLANATORY NOTE

We filed our Annual Report on Form 10-K for the fiscal year ended December 28, 2008 with the Securities and Exchange Commission on March 24, 2008 (the “Original Report”).  At the time we filed the Original Report, we had received original signed versions from KPMG LLP, our independent registered public accounting firm, of the Report of Independent Registered Public Accounting Firm (the “Report”) and the Consent of Independent Registered Public Accounting Firm (the “Consent”), included in the Original Report as page F-2 and Exhibit 23-1, respectively.  In the Original Report, the conformed signature line of KPMG LLP was inadvertently omitted from the Report and the Consent.  As a result, we are filing this Amendment No. 1 to the Original Report solely to add KPMG LLP’s conformed signature to the Report and the Consent to properly reflect that we had received the executed versions of the Report and the Consent as of the date we filed the Original Report.  This Amendment No. 1 does not reflect events occurring since the filing of the Original Report and it does not modify, update or reiterate the financial information or other disclosure provided in the Original Report.

New certifications of our principal executive officer and principal financial officer are included as exhibits to this amendment.

PART II

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

PART IV

Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements and Financial Statement Schedules:
The following documents are filed as part of the report:

(1)	See the index to our consolidated financial statements on page F-1 for a list of the financial statements being filed herein.

(2)	All financial statement schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or other notes thereto.

(3)	See the Exhibits under Item 15(b) below for all Exhibits being filed or incorporated by reference herein.

(b)	Exhibits:

Number	Description
3.1(7)	Third Amended and Restated Certificate of Incorporation.
3.2(1)	Restated Bylaws (Exhibit 3.4).
3.4(3)	Certificate of Amendment of the Bylaws (Exhibit 3.4).
3.5(14)	Certificate of Amendment of the Bylaws
4.1(1)	Specimen common stock certificate (Exhibit 4.1).
10.1(1)	Amended and Restated Investors’ Rights Agreement, dated November 19, 1997 (Exhibit 10.7).
10.2(1)	Amendment No. 1 to the Amended and Restated Investors’ Rights Agreement, dated December 31, 1997 (Exhibit 10.8).
10.3(1)	Amendment No. 2 to the Amended and Restated Investor’s Rights Agreement, dated May 1998 (Exhibit 10.9).
10.4 (7)	Investors’ Rights Agreement Standstill and Extension Agreement between us and Rosewood Capital, L.P. dated March 12, 2004 (Exhibit 10.4).
10.5 (6)	Investors’ Rights Agreement Standstill and Extension Agreement between us and Ralph Rubio, dated April 29, 2004 (Exhibit 10.1).
10.6 (8)	Investors’ Rights Agreement Standstill and Extension Agreement between us and Rosewood Capital, L.P. dated July 28, 2005 (Exhibit 10.1).
10.7 (8)	Investors’ Rights Agreement Standstill and Extension Agreement between us and Ralph Rubio, dated July 28, 2005 (Exhibit 10.2).
10.8(1)	Lease Agreement between us and Macro Plaza Enterprises, dated October 27, 1997 (Exhibit 10.15).
10.9(1)	First Amendment to Lease Agreement between us and Cornerstone Corporate Centre, LLC, dated October 16, 1998 (Exhibit 10.16).
10.17(1)(2)	Form of Indemnification Agreement between us and each of our directors (Exhibit 10.25).
10.18(1)(2)	Form of Indemnification Agreement between us and each of our officers (Exhibit 10.26).
10.38(1)(2)	Employee Stock Purchase Plan (Exhibit 10.46).
10.42(4)†	Form of Franchise Agreement as of March 15, 2001.
10.51(5)(2)	Rubio’s Restaurants, Inc. Deferred Compensation Plan for Non-Employee Directors (Exhibit 10.51).
10.54(5)(2)	1999 Stock Incentive Plan, as amended through March 6, 2003 (Exhibit 10.54).
10.56(7)(2)	1999 Stock Incentive Plan Form of Stock Option Agreement.
10.57(7)(2)	1999 Stock Incentive Plan Form of Addendum to Stock Option Agreement.
10.60(7)(2)	1999 Stock Incentive Plan Form of Stock Issuance Agreement.
10.62(9)(2)	Letter Agreement between Gerry Leneweaver and the Company, dated June 1, 2005 (Exhibit 10.2).
10.63(10)(2)	Letter Agreement between Lawrence Rusinko and the Company, dated October 7, 2005 (Exhibit 10.1).
10.64(11)(2)	Letter Agreement between Daniel E. Pittard and the Company, dated August 21, 2006 (as corrected).
10.65(12)(2)	Form of Restricted Stock Unit Agreement under the Rubio’s Restaurants, Inc. 1999 Stock Incentive Plan.
10.66(12)(2)	Rubio’s Restaurants, Inc. Severance Pay Plan.
10.67(13)(2)	Rubio’s Restaurants, Inc. 2006 Executive Incentive Plan.
10.68(12)(2)	Form of Restricted Stock Unit Agreement under the Rubio’s Restaurants, Inc. 2006 Executive Incentive Plan.
10.69(2)	Rubio’s Restaurants, Inc. Deferred Compensation Plan, effective December 1, 2007.
10.70(14)	Investors’ Rights Agreement Standstill and Extension Agreement between us and Rosewood Capital, L.P., dated May 7, 2007 (Exhibit 10.8)
10.71(14)	Investors’ Rights Agreement Standstill and Extension Agreement between us and Ralph Rubio, dated May 7, 2007 (Exhibit 10.9)
10.72(15)†	Sponsorship Agreement between us and the Mighty Ducks Hockey Club, LLC, dated February 28, 2006.
10.73(15)†	Beverage Marketing Agreement between us and The Coca-Cola Company, dated September 20, 2007.
10.74(15)†	Master Distributor Agreement between us and U.S. Foodservice, Inc., dated January 28, 2008.

10.75(15)†	Sponsorship Agreement between us and San Diego Ballpark Funding LLC, dated March 21, 2008.
10.76(2)(16)	Rubio’s Restaurants, Inc. 2008 Equity Incentive Plan.
10.77†(17)	Business Loan Agreement, dated May 13, 2008, by and between the Company and Pacific Western Bank ($15 million guidance line) (Exhibit 10.76).
10.78†(17)	Business Loan Agreement, dated May 13, 2008, by and between the Company and Pacific Western Bank ($5 million revolving line) (Exhibit 10.77)
10.79(18)	Amendment to Investors’ Rights Agreement Standstill and Extension Agreement, dated September 11, 2008, between Rubio’s Restaurants, Inc. and Rosewood Capital, L.P. (Exhibit 10.1).
10.80(18)	Amendment to Investors’ Rights Agreement Standstill and Extension Agreement, dated September 11, 2008, between Rubio’s Restaurants, Inc. and Ralph Rubio (Exhibit 10.2).
10.81(2)(19)	Amendment to Employment Offer Letter Agreement, dated December 19, 2008, between the Company and Daniel E. Pittard (Exhibit 10.76).
10.82(2)(19)	Form of Change of Control Agreement (Exhibit 10.77).
10.83(2)(19)	Form of Addendum to Stock Option Agreement (Exhibit 10.78).
21.1(20)	Subsidiary List.
23.1	Consent of Independent Registered Public Accounting Firm, KPMG LLP.
24.1(20)	Powers of Attorney (Included under the caption “Signatures”).
31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

†
The Commission has granted confidential treatment to us with respect to certain omitted portions of this exhibit (indicated by asterisks). We have filed separately with the Commission an unredacted copy of the exhibit.

(1)	Incorporated by reference to the above noted exhibit to our registration statement on Form S-1 (333-75087) filed with the SEC on March 26, 1999, as amended.
(2)	Management contract or compensation plan.
(3)	Incorporated by reference to our annual report on Form 10-K filed with the SEC on April 2, 2001.
(4)	Incorporated by reference to our annual report on Form 10-K filed with the SEC on April 1, 2002.
(5)	Incorporated by reference to our annual report on Form 10-K filed with the SEC on March 24, 2004 and amended on April 6, 2005.
(6)	Incorporated by reference to our quarterly report on Form 10-Q filed with the SEC on May 11, 2004.
(7)	Incorporated by reference to our annual report on Form 10-K filed with the SEC on April 8, 2005.
(8)	Incorporated by reference to our current report on Form 8-K filed with the SEC on August 1, 2005.
(9)	Incorporated by reference to our quarterly report on Form 10-Q filed with the SEC on August 5, 2005.
(10)	Incorporated by reference to our current report on Form 8-K filed with the SEC on October 14, 2005.
(11)	Incorporated by reference to our current report on Form 8-K/A filed with the SEC on August 29, 2006.
(12)	Incorporated by reference to our quarterly report on Form 10-Q filed with the SEC on November 6, 2006.
(13)	Incorporated by reference to our Definitive Proxy Statement filed with the SEC on June 23, 2006.
(14)	Incorporated by reference to our current report on Form 8-K filed with the SEC on December 19, 2007.
(15)	Incorporated by reference to our annual report on Form 10-K filed with the SEC on March 31, 2008.
(16)	Incorporated by reference to our Definitive Proxy Statement filed with the SEC on August 28, 2008.
(17)	Incorporated by reference to our quarterly report on Form 10-Q filed with the SEC on August 8, 2008.
(18)	Incorporated by reference to our current report on Form 8-K filed with the SEC on September 16, 2008.
(19)	Incorporated by reference to our current report on Form 8-K filed with the SEC on December 22, 2008.
(20)	Incorporated by reference to our current annual report on Form 10-K filed with the SEC on March 24, 2009.

(c)	Financial Statement Schedules

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

RUBIO'S RESTAURANTS, INC.

Dated: March 27, 2009	By:	/s/	Dan Pittard
		Name:	Dan Pittard
		Title:	President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Dan Pittard	President and Chief	March 27, 2009
Dan Pittard	Executive Officer (Principal Executive Officer)

/s/ Frank Henigman	Chief Financial Officer	March 27, 2009
Frank Henigman	(Principal Financial and Accounting Officer)

*	Chairman of the Board of Directors	March 27, 2009
Ralph Rubio

*	Director	March 27, 2009
Kyle A. Anderson

*	Director	March 27, 2009
Craig S. Andrews

*	Director	March 27, 2009
William R. Bensyl

*	Director	March 27, 2009
Loren C. Pannier

*	Director	March 27, 2009
Timothy J. Ryan

*By /s/ Frank Henigman	Attorney-in-Fact	March 27, 2009
Frank Henigman

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