Form 10-Q
period 2009-03-29
RUBIOS RESTAURANTS INC
filed 2009-05-13
CIK 1082423

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the quarterly period ended March 29, 2009

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer, as defined in Rule 12b-2 of the Exchange Act .

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

As of May 3, 2009, there were 9,960,077 shares of the Registrant's common stock, par value $0.001 per share, issued and outstanding.

RUBIO’S RESTAURANTS, INC.

PART I -   FINANCIAL INFORMATION

ITEM 1.   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

RUBIO’S RESTAURANTS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS - UNAUDITED
(In thousands, except share data)

	March 29, 2009	December 28, 2008

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$4,783	$5,816
Other receivables	4,282	3,983
Inventory	2,445	2,389
Prepaid expenses	1,004	2,777
Deferred income taxes	1,092	1,764
Total current assets	13,606	16,729

PROPERTY, net	45,537	45,947
GOODWILL	519	519
OTHER ASSETS	738	694
DEFERRED INCOME TAXES	9,778	9,260

TOTAL	$70,178	$73,149

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$3,824	$4,182
Accrued expenses and other liabilities	11,540	14,990
Total current liabilities	15,364	19,172

DEFERRED INCOME	300	272
DEFERRED RENT AND OTHER LIABILITIES	8,684	8,319
Total liabilities	24,348	27,763

COMMITMENTS AND CONTINGENCIES (NOTE 4)

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.001 par value, 5,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.001 par value, 35,000,000 shares authorized, 9,960,077 issued and outstanding in 2009, and 9,951,077 issued and outstanding in 2008	10	10
Paid-in capital	52,748	52,549
Accumulated deficit	(6,928)	(7,173)
Total stockholders’ equity	45,830	45,386

TOTAL	$70,178	$73,149

See notes to condensed consolidated financial statements-unaudited.

RUBIO’S RESTAURANTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED
(In thousands, except per share data)

	13 Weeks Ended
	March 29, 2009	March 30, 2008
REVENUES:
Restaurant sales	$46,308	$42,121
Franchise and licensing revenues	29	40
TOTAL REVENUES	46,337	42,161

COSTS AND EXPENSES:
Cost of sales	12,473	12,286
Restaurant labor	15,252	13,868
Restaurant occupancy and other	11,295	10,202
General and administrative expenses	4,137	4,557
Depreciation and amortization	2,496	2,259
Pre-opening expenses	171	219
Store closure reversal	—	(91)
Loss on disposal/sale of property	85	104
TOTAL COSTS AND EXPENSES	45,909	43,404

OPERATING INCOME (LOSS)	428	(1,243)

OTHER INCOME:
Interest (expense) income and investment income, net	(33)	1

INCOME (LOSS) BEFORE INCOME TAXES	395	(1,242)
INCOME TAX EXPENSE (BENEFIT)	150	(497)
NET INCOME (LOSS)	$245	$(745)

NET INCOME (LOSS) PER SHARE:
Basic and Diluted	$0.02	$(0.07)

SHARES USED IN CALCULATING NET INCOME (LOSS) PER SHARE:
Basic	9,956	9,950

Diluted	9,956	9,950

See notes to condensed consolidated financial statements-unaudited.

RUBIO’S RESTAURANTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED
(In thousands)

	13 weeks Ended
	March 29, 2009	March 30, 2008
OPERATING ACTIVITIES:
Net income (loss)	$245	$(745)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	2,496	2,259
Amortization of debt issuance costs	17	—
Share-based compensation expense	226	349
Loss on disposal/sale of property	85	104
Provision for deferred income taxes	154	(494)
Changes in assets and liabilities:
Other receivables	(326)	90
Inventory	(56)	101
Prepaid expenses	1,756	107
Other assets	(44)	1
Accounts payable	(358)	433
Accrued expenses and other liabilities	(4,389)	(1,003)
Deferred income	28	106
Deferred rent and other liabilities	365	(56)
Net cash provided by operating activities	199	1,252

INVESTING ACTIVITIES:
Purchases of property & equipment	(1,007)	(2,296)
Purchases of leasehold improvements	(225)	(855)
Purchases of investments	—	(74)
Net cash used in investing activities	(1,232)	(3,225)

DECREASE IN CASH AND CASH EQUIVALENTS	(1,033)	(1,973)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	5,816	3,562
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$4,783	$1,589

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash received for income taxes	$—	$4

SUPPLEMENTAL DISCLOSURES OF NON-CASH OPERATING AND INVESTING ACTIVITIES:
Property, net, purchased and included in accrued expenses and other liabilities	$939	$1,004

See notes to condensed consolidated financial statements-unaudited.

RUBIO’S RESTAURANTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND RECENT ACCOUNTING PRONOUNCMENTS

Basis of Presentation

The accompanying condensed consolidated financial information has been prepared by Rubio’s Restaurants, Inc. and its wholly-owned subsidiaries, Rubio’s Restaurants of Nevada, Inc. and Rubio’s Incentives, LLC (collectively, the “Company”) without audit and reflects all adjustments, consisting of normal and recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations for the interim periods. The condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles and in accordance with the regulations of the Securities and Exchange Commission (“SEC”). Accordingly, certain information and note disclosures normally included in complete financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to such SEC rules and regulations. These unaudited condensed consolidated financial statements and related notes should be read in conjunction with the consolidated financial statements and related notes for the fiscal year ended December 28, 2008 included in the Company’s Annual Report on Form 10-K and the review of the Company’s more critical accounting policies identified under the caption “Critical Accounting Policies” in that report. Results for the interim periods presented in this report are not necessarily indicative of results which may be reported for any other interim period or for the entire fiscal year. Certain reclassifications have been made to prior year amounts to conform to the current year presentation.

Accounting Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and contingencies at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the year. Actual results may differ from those estimates.

Recent Accounting Pronouncements

In April 2009, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) Staff Position (FSP) No. 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (SFAS 157-4). SFAS 157-4 provides additional guidance for estimating fair value in accordance with FASB Statement No. 157, Fair Value Measurements, when the volume and level of activity for the asset or liability have significantly decreased. SFAS 157-4 also includes guidance on identifying circumstances that indicate a transaction is not orderly. The Company is required to adopt SFAS 157-4 in the second quarter of fiscal 2009. The Company does not expect the adoption of SFAS 157-4 will have a material impact on its consolidated financial statements.

In April 2009, the FASB issued FSP No. 107-1 and Accounting Principles Board (APB) 28-1, Interim Disclosures about Fair Value of Financial Instruments (FSP FAS 107-1 and APB 28-1). The FSP amends SFAS 107, Disclosure about Fair Value of Financial Instruments, and APB No. 28, Interim Financial Reporting, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. The Company is required to adopt SFAS 107-1 and APB 28-1 in the second quarter of 2009. The Company does not expect the adoption of SFAS 107-1 will have a material impact on its consolidated financial statements.

In October 2008, the FASB issued FSP SFAS No. 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active (SFAS 157-3) , which clarifies the application of SFAS 157 in an inactive market and illustrates how an entity would determine fair value when the market for a financial asset is not active. SFAS 157-3 is effective immediately and applies to prior periods for which financial statements have not been issued, including interim or annual periods ended on or before December 30, 2008. The adoption of SFAS 157-3 did not have an impact on the Company’s consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133 (SFAS 161). SFAS 161 requires entities that utilize derivative instruments to provide qualitative disclosures about their objectives and strategies for using such instruments, as well as any details of credit-risk-related contingent features contained within derivatives. SFAS 161 also requires entities to disclose additional information about the amounts and location of derivatives located within the financial statements, how the provisions of SFAS 133 have been applied, and the impact that hedges have on an entity’s financial position, financial performance, and cash flows. SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008. The implementation of SFAS 161 did not impact the Company’s consolidated financial statements.

In February 2008, the FASB issued FSP SFAS No. 157-2, Effective Date of FASB Statement No. 157 (SFAS 157-2), which delayed the effective date of SFAS 157 for most nonfinancial asset and nonfinancial liabilities until fiscal years beginning after November 15, 2008 (fiscal year 2009 for the Company). The adoption of SFAS 157 for nonfinancial assets and nonfinancial liabilities did not impact the Company’s consolidated financial statements.

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

In December 2007, the FASB issued Statement No. 160, Noncontrolling Interest in Consolidated Financial Statements (SFAS 160). SFAS 160 clarifies that a non-controlling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. This statement also requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the non-controlling interest and requires disclosure, on the face of the consolidated statement of income, of the amounts of consolidated net income attributable to the parent and to the non-controlling interest. In addition, this statement establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary that does not result in deconsolidation and requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. SFAS 160 became effective for the Company at the beginning of fiscal 2009. The Company does not currently have any minority or non-controlling interests in a subsidiary, therefore the adoption of SFAS 160 did not impact the Company’s consolidated financial statements.

2. IMMATERIAL CORRECTION OF AN ERROR IN PRIOR PERIODS

During the second quarter of fiscal 2009, the Company identified errors related to its payroll tax accrual balance.  As a result, the Company’s historical payroll tax expense, in addition to penalties and interest expenses, and the related accrued liability balances were misstated. In addition, income tax expense and income tax receivable balances were impacted by these adjustments. In accordance with Staff Accounting Bulletin (SAB) No. 99, Materiality, and SAB No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, management evaluated the materiality of the errors from qualitative and quantitative perspectives, and concluded that the errors were immaterial to the prior periods. Consequently, the Company will revise its historical financial statements for fiscal 2007, fiscal 2008, and the quarters within fiscal 2008, when they are published again in future filings. The Company will recognize the cumulative effect of the error on periods prior to those that will be presented in future filings by increasing other receivables, increasing other current liabilities and increasing accumulated deficit by $49,000, $263,000 and $214,000, respectively, as of January 1, 2007. The errors had no impact on the consolidated statement of operations for the year ended December 30, 2007.

The following table represents a summary of the effects of the immaterial error correction on the condensed consolidated balance sheet for the period indicated (unaudited and in thousands):

	As of December 28, 2008
	As previously Reported	Adjustments	Adjusted
Other receivables	$3,866	$117	$3,983
Total current assets	$16,612	$117	$16,729
Total assets	$73,032	$117	$73,149
Accrued expenses and other current liabilities	$14,509	$436	$14,945
Total current liabilities	$18,736	$436	$19,172
Total liabilities	$27,327	$436	$27,763
Accumulated deficit	$(6,854)	$(319)	$(7,173)
Total stockholders’ equity	$45,705	$(319)	$45,386
Total liabilities and stockholders’ equity	$73,032	$117	$73,149

The following tables represent a summary of the effects of the immaterial error correction on the condensed consolidated statements of operations for the periods indicated (unaudited and in thousands, except per share amounts):

	Thirteen Weeks Ended December 28, 2008			Twelve Months Ended December 28, 2008
	As previously Reported	Adjustments	Adjusted	As previously Reported	Adjustments	Adjusted
Restaurant labor	$14,172	$151	$14,323	$56,470	$151	$56,621
General and administrative expenses	$4,359	$22	$4,381	$17,920	$22	$17,942
Total costs and expenses	$45,211	$173	$45,384	$178,919	$173	$179,092
Operating (loss) income	$(227)	$(173)	$(400)	$385	$(173)	$212
Other (expense) income	$(60)	$—	$(60)	$(133)	$—	$(133)
(Loss) income before income taxes	$(287)	$(173)	$(460)	$252	$(173)	$79
Income tax benefit (expense)	$97	$68	$165	$(63)	$68	$5
Net (loss) income	$(190)	$(105)	$(295)	$189	$(105)	$84
Net (loss) income per common share:
Basic	$(0.02)	$(0.01)	$(0.03)	$0.02	$(0.01)	$0.01
Diluted	$(0.02)	$(0.01)	$(0.03)	$0.02	$(0.01)	$0.01

 Cash flows from operating, investing and financing activities for the above periods were not impacted by this immaterial correction of an error. However, net income (loss) was revised as shown above with an offset to the other receivables and accrued expenses and other liabilities captions within operating activities on the consolidated statement of cash flows.

 3.   CONDENSED CONSOLIDATED BALANCE SHEETS DETAIL

Condensed Consolidated Balance Sheets detail as of March 29, 2009 and December 28, 2008, respectively (in thousands) are as follows:

	March 29, 2009	December 28, 2008
OTHER RECEIVABLES:
Tenant improvement receivables	$607	$747
Beverage usage receivables	166	285
Credit cards	1,768	1,289
Income taxes	967	967
Food supplier receivable	241	141
Other	772	793
Allowance for doubtful accounts	(239)	(239)
Total	$4,282	$3,983

PROPERTY & EQUIPMENT - at cost:
Building and leasehold improvements	$67,710	$66,458
Equipment and furniture	48,450	47,491
Construction in process	2,446	2,975
	118,606	116,924
Less: accumulated depreciation and amortization	(73,069)	(70,977)
Total	$45,537	$45,947

ACCRUED EXPENSES AND OTHER LIABILITIES:
Compensation	$2,370	$3,441
Workers’ compensation	1,289	1,453
Sales taxes	1,496	1,208
Vacation pay	1,105	1,031
Advertising	473	319
Gift cards	473	859
Occupancy	921	975
Legal and settlement fees regarding class action litigation (Note 4)	151	2,600
Construction in process	939	1,608
Store closure accrual	44	45
Other	2,279	1,451
Total	$11,540	$14,990
DEFERRED RENT AND OTHER LIABILITIES:
Deferred rent	$2,547	$2,600
Deferred tenant improvement allowances	2,530	2,389
FIN 48 liability (Note 6)	287	263
Legal and settlement fees regarding class action litigation (Note 4)	2,609	2,600
Store closure accrual	5	17
Other	706	450
Total	$8,684	$8,319

4.   COMMITMENTS AND CONTINGENCIES

Litigation

In March 2007, the Company reached an agreement to settle a class action lawsuit related to how it classified certain employees under California overtime laws. The lawsuit was similar to numerous lawsuits filed against restaurant operators, retailers and others with operations in California. The settlement agreement, which was approved by the court in June 2007, provides for a settlement payment of $7.5 million payable in three installments. The first $2.5 million installment was distributed on August 31, 2007 and the second $2.5 million installment was paid into a qualified settlement fund on December 29, 2008. The third and final installment of $2.5 million is due on or before June 28, 2010. As of March 29, 2009, the remaining balance of $2.5 million, plus accrued interest of $218,000, was accrued in “Accrued expenses and other liabilities” and “Deferred rent and other liabilities” in the amounts of $109,000 and $2.6 million, respectively. The Company learned that 140 current and former employees who qualified to participate as class members in this class action settlement were not included in the settlement list approved by the court. The Company filed a motion requesting the court to include these individuals in the approved settlement and to provide that their claims are payable out of the aggregate settlement payment, as the Company believes the parties intended when they reached a settlement. The matter has not yet been finally resolved and there is no assurance that the Company will be successful.

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

5.   NET INCOME (LOSS) PER SHARE

A reconciliation of basic and diluted income (loss) per share, is as follows (in thousands, except per share data):

	13 Weeks Ended
	March 29, 2009	March 30, 2008
Numerator
Net income (loss)	$245	$(745)

Denominator
Basic:
Weighted average common shares outstanding	9,956	9,950
Diluted:
Effect of dilutive securities:
Common stock options	—	—
Total weighted average common and potential common shares outstanding	9,956	9,950

Net income (loss) per share:
Basic	$0.02	$(0.07)
Diluted	$0.02	$(0.07)

For the 13 weeks ended March 29, 2009 and March 30, 2008, common stock options of 1,875,657 and 1,514,203, respectively, were not included in the computation of diluted earnings per share as their impact would have been anti-dilutive.

6.   INCOME TAXES

The balance of the Company's unrecognized tax benefits at the end of the quarter was approximately $291,000.  The Company is not aware of any events that might significantly impact the balance of unrecognized tax benefits during the next twelve months.

During the third quarter of 2008, the IRS initiated an examination of the Company's 2006 and 2007 tax years and has notified the Company of one potential adjustment. As the IRS has not completed its examination, this adjustment has not been formally presented to the Company for its review, therefore the findings are ongoing and as a result, the Company and the IRS have not concluded that any adjustment may result that is probable and estimable. At this time, the Company does not believe the final amount of this adjustment will have a material impact on its financial statements.  As of the end of the first quarter of 2009, the Company was not under examination by any other major tax jurisdiction.

The Company classifies interest expense and penalties on income tax liabilities and interest income on income tax refunds as additional income tax expense or benefit, respectively.  During the first quarter, the Company accrued net interest expense of $5,000 and the balance of the Company's accrued interest at the end of the quarter was $60,000.

7.   CREDIT FACILITY

On May 13, 2008, the Company entered into a $5.0 million revolving line of credit and a $15.0 million non-revolving line of credit (the “Credit Facility”) with Pacific Western Bank (the “Bank”). The revolving line of credit calls for monthly interest payments beginning June 5, 2008 at a variable interest rate based on the prime rate plus 0.25%, resulting in an initial rate of 5.25%. All outstanding principal plus accrued unpaid interest on the revolving line of credit is due May 13, 2010. The non-revolving line of credit calls for each advance to be evidenced by a separate note. Each advance shall have a maximum term of 57 months with an interest rate based on the prime rate plus 0.25%. Payments on advances shall be interest only for the first nine months, then principal and interest payments monthly. Both lines are collateralized by all assets of the Company and guaranteed by its subsidiaries. In addition, both lines require the Company to maintain its primary depository relationship with the Bank and the related accounts are subject to the right of offset for amounts due under the lines. Both lines are subject to certain financial and non-financial debt covenants and include a restriction on the payment of dividends without prior consent of the Bank. As of March 29, 2009, the Company was in compliance with all debt covenants and there were no funded borrowings outstanding under the Credit Facility. At March 29, 2009, the Company had $2.4 million of availability under the revolving line of credit, net of $2.6 million of outstanding letters of credit, and $15.0 million of availability under the non-revolving line of credit.

8.   FAIR VALUE MEASUREMENT

At March 29, 2009 and December 28, 2008, the fair value of cash and cash equivalents, other receivables and accounts payable approximated their carrying value based on the short-term nature of these instruments. On December 31, 2007, the Company adopted SFAS 157, which defines fair value, establishes a framework for using fair value to measure assets and liabilities, and expands disclosures about fair value measurements. SFAS 157 applies whenever other statements require or permit assets or liabilities to be measured at fair value.

As of March 29, 2009 and December 28, 2008, the Company's financial assets and financial liabilities that are measured at fair value on a recurring basis are comprised of an Executive Deferred Compensation Plan of Rubio’s Restaurants, Inc., (the “Plan”). The Plan is a nonqualified deferred compensation plan which allows highly compensated employees to defer receipt of a portion of their compensation and contribute such amounts to one or more investment funds held in a rabbi trust. The Plan investments are reported at fair value based on third-party broker statements which represents level 2 in the SFAS 157 fair value hierarchy. The Company reports these investments within other assets and the related obligation within other liabilities on the consolidated balance sheet. Such amounts totaled $228,000 and $210,000 at March 29, 2009, respectively, and $201,000 and $180,000 at December 28, 2008, respectively. The investments are considered trading securities and are reported at fair value with the realized and unrealized holding gains and losses related to these investments, as well as the offsetting compensation expense, recorded in general and administrative expenses.

Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements May Prove Inaccurate

This report on Form 10-Q and the documents incorporated herein by reference contain forward-looking statements based on our current beliefs, expectations, estimates and projections about our business and our industry. In some cases, you can identify forward-looking statements by terms such as believes, anticipates, estimates, expects, projections, may, potential, plan, continue or the negative of these terms or words of similar import. The forward-looking statements contained in this report involve known and unknown risks, uncertainties and other factors, including those listed under “Risk Factors” in Items 1A of Part II below and elsewhere in this report, and the other documents we file with the SEC, including our most recent reports on Form 8-K and our Annual Report on Form 10-K for the year ended December 28, 2008. As a result of these risks and uncertainties, our actual results or performance may differ materially from any future results or performance expressed or implied by the forward-looking statements. These forward-looking statements represent beliefs and assumptions only as of the date of this report. We undertake no obligation to release publicly the results of any revisions or updates to these forward-looking statements to reflect events or circumstances arising after the date of this report that may cause our actual results to be materially different from those expressed in or implied by these statements.

Overview

We opened our first restaurant under the name “Rubio’s, Home of the Fish Taco” in 1983. As of March 29, 2009, we have grown to 195 restaurants, including 190 company-operated, two licensed and three franchised locations. We position our restaurants in the high-quality, fresh and distinctive fast-casual Mexican cuisine segment of the restaurant industry. In the near term, we will focus on building units in our current markets. In the longer term, our vision is to be widely-recognized as the favorite national restaurant concept serving delicious and unique Baja-inspired food.  Our primary strategic objective is to become a leading brand in the growing fast-casual industry segment.

2009 Highlights

Revenue Growth.  Revenues for the quarter increased 9.9% to $46.3 million in 2009, compared to $42.2 million in 2008. Comparable store sales increased 1.9%, due primarily to an 8.2% higher check average offset by a 5.8% decrease in transactions. We believe the decrease in transactions is in large part due to the loss of price-sensitive customers, as well as general economic conditions, unemployment and the impact of higher fuel costs and the sub-prime mortgage crisis. Our average unit volume for stores opened at least twelve periods decreased to $1,008,000 as of March 29, 2009, compared to $1,026,000 as of March 30, 2008, due to comparable store sales decreases in 2008.

Restaurant Development.  We opened four company-owned restaurants in the first quarter of 2009 and had one more under construction at the end of the quarter. We currently plan to open 10-15 company-owned restaurants in fiscal 2009 in our existing geographic markets. The current slow down in housing, combined with the weak economy has caused us to focus almost exclusively on sites located in mature trade areas, where we will look for attractive long-term opportunities in the softening real estate market. This narrower focus could limit our growth potential in 2009 and 2010. Our three-year expansion plan begins with an annual unit growth rate of approximately 6% in 2009, and increases to 20% by 2011. We intend to tailor our expansion plan during 2009 and 2010 based on economic conditions, our financial results and our ability to continue to satisfy the covenants contained in our credit facility.

Restaurant Profitability.  Cost of sales as a percentage of restaurant sales decreased to 26.9% in the first quarter of 2009 from 29.2% in the first quarter of 2008.  The improvement in cost of sales was due primarily to our ability to leverage menu price increases taken in July 2008 and January 2009.  Restaurant labor cost as a percentage of restaurant sales for the quarter remained consistent at 32.9% in the first quarter of 2009 and 2008.  The impact on restaurant labor of our menu price increases was offset by wage increases given in 2008 and higher incentive compensation paid to our restaurant managers as a result of quarter-over-quarter improvement in restaurant-level profitability.  Restaurant occupancy and other costs as a percentage of restaurant sales increased to 24.4% in the first quarter of 2009 compared to 24.2% in the first quarter 2008.

General and Administrative Expenses.  General and administrative expenses were $4.1 million and 8.9% of revenues in the first quarter of 2009 compared to $4.6 million and 10.8% of revenues in the first quarter of 2008. The decrease in the 2009 quarter is primarily due to lower wages and wage related expenses due to our restructuring in the first quarter of 2008, as well as decreases in stock compensation expense and costs associated with cancelled development deals in the current year quarter.

Results of Operations

All comparisons in the following section between 2009 and 2008 refer to the 13-week quarters ended March 29, 2009 and March 30, 2008, respectively, unless otherwise indicated.

The following table sets forth our operating results, expressed as a percentage of total revenues, except where noted, with respect to certain items included in our statements of operations.

	13 Weeks Ended
	March 29, 2009	March 30, 2008
Total revenues	100.0%	100.0%
Costs and expenses:
Cost of sales (1)	26.9	29.2
Restaurant labor (1)	32.9	32.9
Restaurant occupancy and other (1)	24.4	24.2
General and administrative expenses	8.9	10.8
Depreciation and amortization	5.4	5.4
Pre-opening expenses	0.4	0.5
Asset impairment and store closure expense (reversal)	—	(0.2)
Loss on disposal/sale of property	0.2	0.2
Operating income (loss)	0.9	(2.9)
Other (expense) income	(0.1)	—
Income (loss) before income taxes	0.9	(2.9)
Income tax expense (benefit)	0.3	(1.2)
Net income (loss)	0.5	(1.8)

(1) As a percentage of restaurant sales

The following table summarizes the number of restaurants:

	March 29, 2009	March 30, 2008
Company-operated	190	174
Franchised	2	2
Licensed	3	3
Total	195	179

Revenues

Total revenues were $46.3 million in the first quarter of 2009 as compared to $42.2 million in the first quarter of 2008. The quarter-over-quarter increase in revenue of $4.2 million was primarily the result of three factors: first, three restaurant openings in fiscal 2007, 17 in 2008 and four in 2009 contributed sales of $3.6 million; second, two restaurant closures in fiscal 2008 offset the increase by $172,000; and third, increased comparable store sales of $786,000, or 1.9% in the current year. The first quarter comparable store sales increase was due to an increase in average check size of 8.2% offset by a decrease in transactions of 5.8%.

Costs and Expenses

Cost of sales as a percentage of restaurant sales decreased to 26.9% as compared to 29.2% in the prior year quarter due to menu price increases in July 2008 and January 2009, in addition to the second quarter 2008 price increase on our taco Tuesday promotion. We also overhauled our recipe management system, which improved operational cost control and through menu engineering efforts were able to reduce food and labor costs while maintaining quality and flavor profiles.

Restaurant labor as a percentage of sales remained consistent at 32.9% in the first quarter of 2009 and in the first quarter of 2008. The consistency in labor cost as a percentage of sales is due to menu price increases, continued favorable adjustments to our worker’s compensation reserves that resulted primarily from the closure of a large number of cases during fiscal 2008 and our continued focus on safety in our restaurants, as well as from improvements in labor management driven by our new labor scheduling system, offset by increased bonuses for our restaurant managers and wage increases which took place during fiscal 2008.  In order to retain the most talented people, we provide our restaurant managers with a combination of short term and long term incentives that are based on improvement in restaurant profitability.  The fact that our restaurant operating margins increased to 15.7% in the first quarter of 2009 from 13.7% for the prior year quarter resulted in higher funding of restaurant manager incentive plans.

Restaurant occupancy and other costs as a percentage of restaurant sales increased to 24.4% in the first quarter of 2009 compared to 24.2% in the first quarter 2008. The increase as a percentage of revenues is primarily due to de-leveraging of the fixed costs that are included in this line item as well as higher service contract and repair costs, advertising and rent charges.

General and administrative expenses were $4.1 million and 8.9% of revenues in the first quarter of 2009 compared to $4.6 million and 10.8% of revenues in the first quarter of 2008. The decrease in the first quarter of 2009 is primarily due to lower wages and wage related expenses due to our restructuring in the first quarter of 2008, in addition to a decrease in stock compensation expense and costs associated with cancelled development deals in the current year quarter.

Depreciation and amortization was $2.5 million in the first quarter of 2009 compared to $2.3 million in the first quarter of 2008. The increase is due to our continued expansion efforts, which included the addition of 17 restaurants throughout 2008 and four in the first quarter of 2009.

Pre-opening expenses decreased to $171,000 in the first quarter of 2009, compared to $219,000 in the first quarter of 2008. This decrease is due to the slightly slower pace in development that has resulted from our shift exclusively towards sites located in mature trade areas.

A store closure reversal of $91,000 was recorded in the first quarter of 2008 due to our decision to re-brand a location in the Fort Collins, Colorado area that was closed in 2001.

Loss on disposal/sale of property decreased to $85,000 in the first quarter of 2009, compared to $104,000 in the first quarter of 2008. The loss on disposal in the 2009 quarter consists of normal disposal costs associated with the ordinary course of our business. The increased loss on disposal in the 2008 quarter was primarily due to the closure of our Beverly Center location in Los Angeles, CA.

Other (expense) income, net, primarily interest, decreased to an expense of $33,000 in the first quarter of 2009, compared to income of $1,000 in the first quarter of 2008. The increase in interest expense in the first quarter of 2009 was due to lower cash balances and interest accruals related to our class action settlement in addition to the amortization of debt issuance costs incurred in conjunction with the new credit facility we secured during fiscal 2008.

The 2009 income tax provision reflects the projected annual tax rate of 37.2%.  The 2008 income tax benefit reflects the projected annual tax rate of 44.4%.  We report interest accruals under FIN 48 as additional income tax expense and, in the first quarter, we accrued $5,000 of additional interest.  This accrual increased the quarterly rate to 37.9%.  The final 2009 annual tax rate cannot be determined until the end of the fiscal year.  As a result, the actual rate could differ from our current estimate.

Liquidity and Capital Resources

Since we became public in 1999, we have funded our capital requirements primarily through cash flows from operations. We generated $199,000 in cash flows from operating activities for the 13 weeks ended March 29, 2009, and generated $1.3 million for the 13 weeks ended March 30, 2008.  Cash flow from operations for the first quarter of 2009 was negatively impacted by the second of three $2.5 million installment payments associated with the 2007 settlement of a class action lawsuit.

Net cash used in investing activities was $1.2 million for the 13 weeks ended March 29, 2009 compared to $3.2 million for the 13 weeks ended March 30, 2008. Net cash used in investing activities for the 13 weeks ended March 29, 2009 and March 30, 2008 included $1.2 million and $3.1million in capital expenditures, respectively. The quarter-over-quarter decrease in cash used for investing was driven by decreased new store development activity.

There was no financing activity for the 13 weeks ended March 29, 2009 and March 30, 2008.

On May 13, 2008, we entered into a $5.0 million revolving line of credit and a $15.0 million non-revolving line of credit (the “Credit Facility”) with Pacific Western Bank (the “Bank”). The revolving line of credit calls for monthly interest payments, which began June 5, 2008 at a variable interest rate based on the prime rate plus 0.25%, resulting in an initial rate of 5.25%. All outstanding principal plus accrued unpaid interest on the revolving line of credit is due May 13, 2010. The non-revolving line of credit calls for each advance to be evidenced by a separate note. Each advance shall have a maximum term of 57 months with an interest rate based on the prime rate plus 0.25%. Payments on advances shall be interest only for the first nine months, then principal and interest payments monthly. Both lines are collateralized by all of our assets and guaranteed by our subsidiaries. In addition, both lines require us to maintain our primary depository relationship with the Bank and the related accounts are subject to the right of offset for amounts due under the lines. Both lines are subject to certain financial and non-financial debt covenants and include a restriction on the payment of dividends without prior consent of the Bank. As of March 29, 2009, we were in compliance with all debt covenants. At March 29, 2009, we had $2.4 million of availability under the revolving line of credit, net of $2.6 million under outstanding letters of credit, and $15.0 million of availability under the non-revolving line of credit.

We currently expect total capital expenditures in 2009 to be approximately $9 million to $12 million for restaurant openings, restaurant re-imaging, maintenance, and for corporate and information technology. We currently expect that future locations will generally cost approximately $550,000 per unit, net of tenant improvement allowance and excluding pre-opening expenses. Some units may exceed this range due to the area in which they are built and the specific requirements of the project. Pre-opening expenses are expected to average between $50,000 and $60,000 per restaurant, which includes approximately $20,000 to $30,000 of non-cash rent expense during the build-out period.

We believe that the anticipated cash flows from operations and the availability on our line of credit agreements, combined with our cash and cash equivalents of $4.8 million as of March 29, 2009 will be sufficient to satisfy our working capital needs, required capital expenditures and class action settlement obligations for the next 12 months. We intend to tailor our expansion plan during 2009 based on economic conditions, our financial results and our ability to continue to satisfy the covenants contained in the Credit Facility. If our financial results drop below our expectations or we are unable to comply with the covenants in the Credit Facility, we will slow or curtail our expansion plan. Nevertheless, changes in our operating plans, lower than anticipated sales, increased expenses, potential acquisitions or other events may cause us to seek additional or alternative financing sooner than anticipated. Additional or alternative financing may not be available on acceptable terms, or at all. Failure to obtain additional or alternative financing as needed could have a material adverse effect on our business and results of operations.

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

We have several critical accounting policies, which were discussed in our 2008 Annual Report on Form 10-K, that are both important to the portrayal of our financial condition and results of operations and require management’s most difficult, subjective and complex judgments. Typically, the circumstances that make these judgments complex and difficult have to do with making estimates about the effect of matters that are inherently uncertain.

Recent Accounting Pronouncements

In April 2009, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) Staff Position (FSP) No. 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (SFAS 157-4). SFAS 157-4 provides additional guidance for estimating fair value in accordance with FASB Statement No. 157, Fair Value Measurements, when the volume and level of activity for the asset or liability have significantly decreased. SFAS 157-4 also includes guidance on identifying circumstances that indicate a transaction is not orderly. We are required to adopt SFAS 157-4 in the second quarter of fiscal 2009. We do not expect the adoption of SFAS 157-4 will have a material impact on our consolidated financial statements.

In April 2009, the FASB issued FSP No. 107-1 and Accounting Principles Board (APB) 28-1, Interim Disclosures about Fair Value of Financial Instruments (FSP FAS 107-1 and APB 28-1). The FSP amends SFAS 107, Disclosure about Fair Value of Financial Instruments, and APB No. 28, Interim Financial Reporting, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. The Company is required to adopt SFAS 107-1 and APB 28-1 in the second quarter of 2009. We do not expect the adoption of SFAS 157-4 will have a material impact on our consolidated financial statements.

In October 2008, the FASB issued FSP SFAS No. 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active (SFAS 157-3) , which clarifies the application of SFAS 157 in an inactive market and illustrates how an entity would determine fair value when the market for a financial asset is not active. SFAS 157-3 is effective immediately and applies to prior periods for which financial statements have not been issued, including interim or annual periods ended on or before December 30, 2008. The adoption of SFAS 157-3 did not have an impact on our consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133 (SFAS 161). SFAS 161 requires entities that utilize derivative instruments to provide qualitative disclosures about their objectives and strategies for using such instruments, as well as any details of credit-risk-related contingent features contained within derivatives. SFAS 161 also requires entities to disclose additional information about the amounts and location of derivatives located within the financial statements, how the provisions of SFAS 133 have been applied, and the impact that hedges have on an entity’s financial position, financial performance, and cash flows. SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008. The implementation of SFAS 161 did not impact our consolidated financial statements.

In February 2008, the FASB issued FSP SFAS No. 157-2, Effective Date of FASB Statement No. 157 (SFAS 157-2), which delayed the effective date of SFAS 157 for most nonfinancial asset and nonfinancial liabilities until fiscal years beginning after November 15, 2008 (fiscal year 2009 for the Company). The adoption of SFAS 157 for nonfinancial assets and nonfinancial liabilities did not impact our consolidated financial statements.

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

In December 2007, the FASB issued Statement No. 160, Noncontrolling Interest in Consolidated Financial Statements (SFAS 160). SFAS 160 clarifies that a non-controlling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. This statement also requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the non-controlling interest and requires disclosure, on the face of the consolidated statement of income, of the amounts of consolidated net income attributable to the parent and to the non-controlling interest. In addition, this statement establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary that does not result in deconsolidation and requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. SFAS 160 became effective for us at the beginning of fiscal 2009. This statement will be applied prospectively, except for the presentation and disclosure requirements, which will be applied retrospectively for all periods presented. We do not currently have any minority or non-controlling interests in a subsidiary, therefore the adoption of SFAS 160 did not impact our consolidated financial statements.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our market risk exposures are related to our cash and cash equivalents. We invest our excess cash in highly liquid short-term investments with maturities of less than one year. The portfolio consists primarily of money market instruments. As of March 29, 2009, we had no investments with maturities in excess of one year. These investments are not held for trading or other speculative purposes. Changes in interest rates affect the investment income we earn on our investments and, therefore, impact our cash flows and results of operations. Due to the types of our investments, a 10% change in period-end interest rates or a hypothetical 100-basis-point adverse change in interest rates would not have a significant negative effect on our financial results.

We are exposed to market risk from changes in interest rates on debt. Our exposure to interest rate fluctuations is limited to our outstanding bank debt. At March 29, 2009, there were no amounts outstanding under our revolving or non-revolving lines of credit. The revolving line of credit calls for monthly interest payments beginning June 5, 2008 at a variable interest rate based on the prime rate plus 0.25%, resulting in an initial rate of 5.25%. All outstanding principal plus accrued unpaid interest on the revolving line of credit is due May 13, 2010. The non-revolving line calls for each advance to be evidenced by a separate note. Each advance shall have a maximum term of 57 months with an interest rate based on the prime rate plus 0.25%. Interest expense incurred during the 13 weeks ended March 29, 2009 was primarily due to interest accruals related to our class action settlement in addition to the amortization of debt issuance costs incurred in conjunction with the new credit facility we secured during fiscal 2008.

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

Impact of Inflation

The primary areas of our operations affected by inflation are food, supplies, labor, fuel, lease, utility, insurance costs and materials used in the construction of our restaurants. Substantial increases in costs and expenses, particularly food, supplies, labor, fuel and operating expenses could have a significant impact on our operating results to the extent that such increases cannot be passed through to our guests. Our leases require us to pay taxes, maintenance, repairs, insurance and utilities, all of which are subject to inflationary increases. We believe inflation with respect to food, labor, insurance and utility expense has had a material impact on our results of operations in both the first quarter of 2009 and first quarter of 2008.

Item 4T. CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures:

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of the end of the period covered by this quarterly report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this quarterly report due to a material weakness in our internal control over financial reporting. As discussed below, although it existed as of the fiscal year ended December 28, 2008, we did not discover the material weakness in our internal control over financial reporting until April 2009, after the filing date of our Form 10-K for our fiscal year ended December 28, 2008. We are evaluating whether we are required to amend Item 9A of our previously filed Form 10-K to state that if our Chief Executive Officer and Chief Financial Officer had been aware of the material weakness at the time of making their assessment of our internal control over financial reporting required by Item 9A, they would have concluded that our internal control over financial reporting and disclosure controls and procedures were not effective as of December 28, 2008.

Our internal control over financial reporting are the controls, processes and procedures designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements for external purposes in accordance with generally accepted accounting principles. A deficiency in internal control over financial reporting exists when the design or operation of a control does not allow management or employees, in the normal course of performing their assigned functions, to prevent or detect misstatements on a timely basis. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

In April 2009, we identified errors related to the recording and payment of our payroll taxes and, as a result, misstatements in our payroll tax accruals in the periods identified in Note 2 to our condensed consolidated unaudited financial statements included in this quarterly report. We believe that these errors, although immaterial to the prior periods in which they occurred, resulted from a combination of deficiencies in our internal control over financial reporting existing during these prior periods which constituted a material weakness in our internal control over financial reporting. Following our management’s discovery and investigation of the errors related to our payroll tax accruals described above, Chief Executive Officer and Chief Financial Officer concluded that there were the following deficiencies in our internal control over financial reporting:

•	an operating deficiency resulting from an accounting manager failing to compare all of the payroll tax information recorded in our financial statements with our actual payroll tax returns;
•	a design deficiency resulting from the accounting manager responsible for both receiving notices and correspondence from the Internal Revenue Service (“IRS”) and reviewing our payroll tax returns; and
•	an operating deficiency resulted from the review of the monthly balance reconciliation not detecting the errors.

Plan of Remediation of Material Weakness

Unrelated to the discovery of the material weakness, we had previously retained and outsourced all of our payroll processing and payroll tax preparation functions to Automatic Data Processing, Inc. (“ADP”) and ADP Tax Services, Inc. beginning with the first payroll run in our 2009 fiscal year. In response to the discovery of the material weakness, subsequent to the end of our first fiscal quarter, we implemented additional and revised internal control policies and procedures focused on improving the segregation of duties in our accounting staff so that no one employee is responsible for both receiving notices and correspondence from the IRS and providing the information necessary to prepare our payroll tax returns.

These measures, as well as our retention of ADP, are intended to remediate the above identified material weakness as well as strengthen our control processes and procedures.  No material weakness will be considered remediated, however, until any remedial procedures that we take have operated for an appropriate period, have been tested and management has concluded that they are operating effectively. In addition, we reviewed the design of our processes and procedures for our internal control over financial reporting and we did not identify any additional controls with similar design deficiencies. We have reviewed our assessment of the material weakness and our remediation plan and the status of its implementation and effectiveness with our audit committee.

Changes in Internal Control over Financial Reporting:

 There was no change in our internal control over financial reporting during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting except that the Company retained and outsourced all of its payroll processing and payroll tax preparation functions to ADP and ADP Tax Services, Inc. beginning with the first payroll run in our 2009 fiscal year. However, following the end of the period covered by this quarterly report and our discovery of a material weakness in our internal control over financial reporting, we implemented the changes to our disclosure controls and procedures and internal control over financial reporting described above.

While our disclosure controls and procedures and internal control over financial reporting are designed to provide reasonable assurance that their respective objectives will be met, we do not expect that our disclosure controls and procedures or our internal control over financial reporting are or will be capable of preventing or detecting all errors and all fraud. Any control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

PART II - OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

In March 2007, the Company reached an agreement to settle a class action lawsuit related to how it classified certain employees under California overtime laws. The lawsuit was similar to numerous lawsuits filed against restaurant operators, retailers and others with operations in California. The settlement agreement, which was approved by the court in June 2007, provides for a settlement payment of $7.5 million payable in three installments. The first $2.5 million installment was distributed on August 31, 2007 and the second $2.5 million installment was paid into a qualified settlement fund on December 29, 2008. The third and final installment of $2.5 million is due on or before June 28, 2010. As of March 29, 2009, the remaining balance of $2.5 million, plus accrued interest of $218,000, was accrued in “Accrued expenses and other liabilities” and “Deferred rent and other liabilities” in the amounts of $109,000 and $2.6 million, respectively. The Company learned that 140 current and former employees who qualified to participate as class members in this class action settlement were not included in the settlement list approved by the court. The Company filed a motion requesting the court to include these individuals in the approved settlement and to provide that their claims are payable out of the aggregate settlement payment, as the Company believes the parties intended when they reached a settlement. The matter has not yet been finally resolved and there is no assurance that the Company will be successful.

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

Item 1A. RISK FACTORS

An investment in our common stock involves a high degree of risk. You should consider carefully the risks and uncertainties described under Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 28, 2008, which we filed with the SEC on March 24, 2009, together with all other information contained or incorporated by reference in this report before you decide to invest in our common stock.

Except as set forth below, the risks described in our annual report have not materially changed. If any of the risks described in our annual report actually occurs, our business, financial condition, results of operations and our future growth prospects could be materially and adversely affected. Under these circumstances, the trading price of our common stock could decline, and you may lose all or part of your investment.

IF WE FAIL TO MAINTAIN AN EFFECTIVE SYSTEM OF INTERNAL CONTROL OVER FINANCIAL REPORTING, WE MAY NOT BE ABLE TO ACCURATELY REPORT OUR FINANCIAL RESULTS. AS A RESULT, CURRENT AND POTENTIAL INVESTORS COULD LOSE CONFIDENCE IN OUR FINANCIAL REPORTING, WHICH COULD HARM OUR BUSINESS AND HAVE AN ADVERSE EFFECT ON OUR STOCK PRICE.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we are required annually to furnish a report by our management on our internal control over financial reporting. Such report must contain, among other matters, an assessment by our Chief Executive Officer and our Chief Financial Officer on the effectiveness of our internal control over financial reporting, including a statement as to whether or not our internal control over financial reporting is effective as of the end of our fiscal year. This assessment must include disclosure of any material weakness in our internal control over financial reporting identified by management. In addition, we will required to obtain an attestation from our independent registered public accounting firm as early as our annual report on Form 10-K for our fiscal year ending December 27, 2009. Performing the system and process documentation and evaluation needed to comply with Section 404 is both costly and challenging. We have in the past discovered, and may in the future discover, areas of internal controls that need improvement. For example, following the end of the period covered by this quarterly report on Form 10-Q, we identified a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. For a detailed description of this material weakness and our remediation efforts and plans, see “Part I — Item 4T — Controls and Procedures” of this quarterly report on Form 10-Q. If our remediation measures with respect to the identified material weakness are not successful, or if additional material weaknesses are identified in our internal control over financial reporting, neither our management nor our independent registered public accounting firm will be able to assert that our internal control over financial reporting and/or our disclosure controls and procedures are effective, and we could be required to further implement expensive and time-consuming remedial measures. No material weakness will be considered remediated until any remedial procedures that we take have operated for an appropriate period, have been tested, and management has concluded that they are operating effectively. We cannot be certain that any measures we take will ensure that we implement and maintain adequate internal control over financial reporting and that we will remediate the material weakness. If we fail to maintain effective internal control over financial reporting and/or disclosure controls and procedures we could lose investor confidence in the accuracy and completeness of our financial reports, which could have a material adverse effect on our stock price.

Item 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable

Item 3: DEFAULTS UPON SENIOR SECURITIES

Not applicable

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of stockholders during the quarter ended March 29, 2009.

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

Dated: May 13, 2009
/s/ Dan Pittard
Dan Pittard
President and Chief Executive Officer
(principal executive officer)

Dated: May 13, 2009
/s/ Frank Henigman
Frank Henigman
Chief Financial Officer
(principal financial and accounting officer)