Form 10-Q
period 2009-06-28
RUBIOS RESTAURANTS INC
filed 2009-08-06
CIK 1082423

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the quarterly period ended June 28, 2009

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

As of July 30, 2009, there were 10,035,077 shares of the Registrant's common stock, par value $0.001 per share, issued and outstanding.

RUBIO’S RESTAURANTS, INC.

TABLE OF CONTENTS

PART I -   FINANCIAL INFORMATION

ITEM 1.   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

RUBIO’S RESTAURANTS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS - UNAUDITED
(In thousands, except share data)

	June 28, 2009	December 28, 2008

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$7,701	$5,816
Other receivables	3,343	3,983
Inventory	2,058	2,389
Prepaid expenses	1,130	2,777
Deferred income taxes	1,595	1,764
Total current assets	15,827	16,729

PROPERTY, net	45,254	45,947
GOODWILL	519	519
OTHER ASSETS	851	694
DEFERRED INCOME TAXES	9,689	9,260

TOTAL	$72,140	$73,149

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$3,448	$4,182
Accrued expenses and other liabilities	13,090	14,990
Total current liabilities	16,538	19,172

DEFERRED INCOME	351	272
DEFERRED RENT AND OTHER LIABILITIES	8,663	8,319
Total liabilities	25,552	27,763

COMMITMENTS AND CONTINGENCIES (NOTE 4)

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.001 par value, 5,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.001 par value, 35,000,000 shares authorized, 9,960,077 issued and outstanding in 2009, and 9,951,077 issued and outstanding in 2008	10	10
Paid-in capital	52,994	52,549
Accumulated deficit	(6,416)	(7,173)
Total stockholders’ equity	46,588	45,386

TOTAL	$72,140	$73,149

See notes to condensed consolidated financial statements-unaudited.

RUBIO’S RESTAURANTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED
(In thousands, except per share data)

	13 Weeks Ended		26 Weeks Ended
	June 28, 2009	June 29, 2008	June 28, 2009	June 29, 2008
REVENUES:
Restaurant sales	$48,631	$45,108	$94,939	$87,229
Franchise and licensing revenues	36	39	65	79
TOTAL REVENUES	48,667	45,147	95,004	87,308

COSTS AND EXPENSES:
Cost of sales	12,933	12,976	25,406	25,262
Restaurant labor	15,692	14,100	30,944	27,968
Restaurant occupancy and other	11,848	10,395	23,143	20,597
General and administrative expenses	4,418	4,491	8,555	9,048
Depreciation and amortization	2,449	2,332	4,945	4,591
Pre-opening expenses	105	139	276	358
Asset Impairment and store closure expense (reversal)	359	45	359	(46)
Loss on disposal/sale of property	99	58	184	162
TOTAL COSTS AND EXPENSES	47,903	44,536	93,812	87,940

OPERATING INCOME (LOSS)	764	611	1,192	(632)

OTHER (EXPENSE) INCOME:
Interest and investment (expense) income, net	(38)	(32)	(71)	(31)

INCOME (LOSS) BEFORE INCOME TAXES	726	579	1,121	(663)
INCOME TAX EXPENSE (BENEFIT)	214	244	364	(253)

NET INCOME (LOSS)	$512	$335	$757	$(410)

NET INCOME (LOSS) PER SHARE:
Basic	$0.05	$0.03	$0.08	$(0.04)

Diluted	$0.05	$0.03	$0.08	$(0.04)

SHARES USED IN CALCULATING NET INCOME (LOSS) PER SHARE:
Basic	9,960	9,950	9,958	9,950

Diluted	9,960	9,950	9,958	9,950

See notes to condensed consolidated financial statements-unaudited.

RUBIO’S RESTAURANTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED
(In thousands)

	26 weeks Ended
	June 28, 2009	June 29, 2008
OPERATING ACTIVITIES:
Net income (loss)	$757	$(410)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	4,945	4,591
Amortization of debt issuance costs	35	—
Share-based compensation expense	473	710
Asset impairment	359	—
Loss on disposal/sale of property	184	162
Provision for deferred income taxes	(260)	(698)
Changes in assets and liabilities:
Other receivables	612	896
Inventory	331	(906)
Prepaid expenses	1,612	58
Other assets	(157)	(113)
Accounts payable	(734)	213
Accrued expenses and other liabilities	(2,649)	(1,464)
Deferred income	79	87
Deferred rent and other liabilities	344	186
Net cash provided by operating activities	5,931	3,312

INVESTING ACTIVITIES:
Purchases of property & equipment	(1,841)	(2,595)
Purchases of leasehold improvements	(2,205)	(3,760)
Purchases of investments	—	(96)
Proceeds from the sale of investments	—	3,165
Net cash used in investing activities	(4,046)	(3,286)

FINANCING ACTIVITIES:
Payments for debt issuance costs	—	(246)
Net cash used in financing activities	—	(246)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,885	(220)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	5,816	3,562
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$7,701	$3,342

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash (received) paid for income taxes	$(623)	$4

SUPPLEMENTAL DISCLOSURES OF NON-CASH OPERATING AND INVESTING ACTIVITIES:
Property, net, purchased and included in accrued expenses and other liabilities	$749	$1,346

See notes to condensed consolidated financial statements-unaudited.

RUBIO’S RESTAURANTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND RECENT ACCOUNTING PRONOUNCMENTS

Basis of Presentation

The accompanying condensed consolidated financial information has been prepared by Rubio’s Restaurants, Inc. and its wholly-owned subsidiaries, Rubio’s Restaurants of Nevada, Inc. and Rubio’s Incentives, LLC (collectively, the “Company”) without audit and reflects all adjustments, consisting of normal and recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations for the interim periods. The condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and in accordance with the regulations of the Securities and Exchange Commission (“SEC”). Accordingly, certain information and note disclosures normally included in complete financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such SEC rules and regulations. These unaudited condensed consolidated financial statements and related notes should be read in conjunction with the consolidated financial statements and related notes for the fiscal year ended December 28, 2008 included in the Company’s Annual Report on Form 10-K and the review of the Company’s critical accounting policies identified under the caption “Critical Accounting Policies” in that report. Results for the interim periods presented in this report are not necessarily indicative of results which may be reported for any other interim period or for the entire fiscal year. Certain reclassifications have been made to prior year amounts to conform to the current year presentation.

Accounting Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and contingencies at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the year. Actual results may differ from those estimates.

Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 168, The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162 (SFAS 168). SFAS 168 provides for the FASB Accounting Standards CodificationTM (“the Codification”) as the single source of authoritative nongovernmental GAAP. All existing accounting standard documents, such as FASB, American Institute of Certified Public Accountants, Emerging Issues Task Force and other related literature, excluding guidance from the Securities and Exchange Commission (SEC), will be superseded by the Codification. All other non-grandfathered, non-SEC accounting literature not included in the Codification will become nonauthoritative. The Codification does not change GAAP, but instead introduces a new structure that will combine all authoritative standards into a comprehensive, topically organized online database. The Codification will be effective for interim or annual periods ending after September 15, 2009, and will impact the Company’s financial statement disclosures beginning with the quarter ending September 27, 2009 as all future references to authoritative accounting literature will be referenced in accordance with the Codification. The Company does not believe that the adoption of SFAS 168 will have a material impact on its consolidated financial statements.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events (SFAS 165), which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date, but before the financial statements are issued or available to be issued (“subsequent events”). SFAS 165 requires disclosure of the date through which the entity has evaluated subsequent events and the basis for that date. For public entities, this is the date the financial statements are issued. SFAS 165 is effective for interim or annual periods ending after June 15, 2009. The Company implemented SFAS 165 during the quarter ended June 28, 2009. The Company evaluated for subsequent events through August 6, 2009, and no recognized or non-recognized subsequent events were noted.

In April 2009, the FASB issued SFAS Staff Position (FSP) No. 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (SFAS 157-4). SFAS 157-4 provides additional guidance for estimating fair value in accordance with FASB Statement No. 157, Fair Value Measurements, when the volume and level of activity for the asset or liability have significantly decreased. SFAS 157-4 also includes guidance on identifying circumstances that indicate a transaction is not orderly. The Company adopted FAS 157-4 in the second quarter of fiscal 2009. The adoption of SFAS 157-4 did not have a material impact on the Company’s consolidated financial statements.

In April 2009, the FASB issued FSP No. 107-1 and Accounting Principles Board (APB) 28-1, Interim Disclosures about Fair Value of Financial Instruments (FSP FAS 107-1 and APB 28-1). The FSP amends SFAS 107, Disclosure about Fair Value of Financial Instruments, and APB No. 28, Interim Financial Reporting, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. FSP FAS 107-1 and APB 28-1 are effective for all interim and annual reporting periods ending after June 15, 2009 and did not have a material impact on the Company’s consolidated financial statements.

2. IMMATERIAL CORRECTION OF AN ERROR IN PRIOR PERIODS

During the second quarter of fiscal 2009 but prior to the filing of the Company’s Form 10-Q for the first quarter, the Company identified errors related to its payroll tax accrual balance. As a result, the Company’s historical payroll tax expense, in addition to penalties and interest expenses, and the related accrued liability balances were misstated. In addition, income tax expense and income tax receivable balances were impacted by these adjustments. In accordance with Staff Accounting Bulletin (SAB) No. 99, Materiality, and SAB No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, management evaluated the materiality of the errors from qualitative and quantitative perspectives, and concluded that the errors were immaterial to the prior periods. Consequently, the Company will revise its historical financial statements for fiscal 2007, fiscal 2008, and the quarters within fiscal 2008, when they are published again in future filings. The Company will recognize the cumulative effect of the error on periods prior to those that will be presented in future filings by increasing other receivables, increasing other current liabilities and increasing accumulated deficit by $49,000, $263,000 and $214,000, respectively, as of January 1, 2007. The errors had no impact on the consolidated statement of operations for the year ended December 30, 2007.

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

3. CONDENSED CONSOLIDATED BALANCE SHEETS DETAIL

Condensed Consolidated Balance Sheets detail as of June 28, 2009 and December 28, 2008, respectively (in thousands) are as follows:

	June 28, 2009	December 28, 2008
OTHER RECEIVABLES:
Tenant improvement receivables	$668	$747
Beverage usage receivables	210	285
Credit cards	1,533	1,289
Income taxes	32	967
Food supplier receivable	211	141
Other	826	793
Allowance for doubtful accounts	(137)	(239)
Total	$3,343	$3,983

PROPERTY & EQUIPMENT - at cost:
Building and leasehold improvements	$68,363	$66,458
Equipment and furniture	48,440	47,491
Construction in process	3,027	2,975
	119,830	116,924
Less: accumulated depreciation and amortization	(74,576)	(70,977)
Total	$45,254	$45,947

ACCRUED EXPENSES AND OTHER LIABILITIES:
Compensation	$3,955	$3,441
Workers’ compensation	1,276	1,453
Sales taxes	1,523	1,208
Vacation pay	1,150	1,031
Advertising	708	319
Gift cards	389	859
Occupancy	864	975
Legal and settlement fees regarding class action litigation (Note 4)	118	2,600
Construction in process	749	1,608
Store closure accrual	36	45
Other	2,322	1,451
Total	$13,090	$14,990

DEFERRED RENT AND OTHER LIABILITIES:
Deferred rent	$2,586	$2,600
Deferred tenant improvement allowances	2,693	2,389
FIN 48 liability (Note 6)	320	263
Legal and settlement fees regarding class action litigation (Note 4)	2,618	2,600
Store closure accrual	2	17
Other	444	450
Total	$8,663	$8,319

4. COMMITMENTS AND CONTINGENCIES

Litigation

In March 2007, the Company reached an agreement to settle a class action lawsuit related to how it classified certain employees under California overtime laws. The lawsuit was similar to numerous lawsuits filed against restaurant operators, retailers and others with operations in California. The settlement agreement, which was approved by the court in June 2007, provides for a settlement payment of $7.5 million payable in three installments. The first $2.5 million installment was distributed on August 31, 2007 and the second $2.5 million installment was paid into a qualified settlement fund on December 29, 2008. The third and final installment of $2.5 million is due on or before June 28, 2010. As of June 28, 2009, the remaining balance of $2.5 million, plus accrued interest of $237,000, was accrued in “Accrued expenses and other liabilities” and “Deferred rent and other liabilities” in the amounts of $118,000 and $2.6 million, respectively. The Company learned that 140 current and former employees who qualified to participate as class members in this class action settlement were not included in the settlement list approved by the court. The Company filed a motion requesting the court to include these individuals in the approved settlement and to provide that their claims are payable out of the aggregate settlement payment, as the Company believes the parties intended when they reached a settlement. The matter has not yet been finally resolved and there is no assurance that the Company will be successful.

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

5. NET INCOME (LOSS) PER SHARE

A reconciliation of basic and diluted income (loss) per share is as follows (in thousands, except per share data):

	13 Weeks Ended		26 Weeks Ended
	June 28, 2009	June 29, 2008	June 28, 2009	June 29, 2008
Numerator
Net income (loss)	$512	$335	$757	$(410)

Denominator
Basic:
Weighted average common shares outstanding	9,960	9,950	9,958	9,950
Diluted:
Effect of dilutive securities:
Common stock options	—	—	—	—
Total weighted average common and potential common shares outstanding	9,960	9,950	9,958	9,950

Net income (loss) per share:
Basic and Diluted	$0.05	$0.03	$0.08	$(0.04)

For the 13 and 26 weeks ended June 28, 2009, common stock options of 1,546,220 and 1,607,956, respectively, were not included in the computation of diluted earnings per share as their impact would have been anti-dilutive. For the 13 and 26 weeks June 29, 2008, common stock options of 1,682,931 and 1,614,713, respectively, were not included in the computation of diluted earnings per share as their impact would have been anti-dilutive.

6. INCOME TAXES

The IRS is currently examining the Company’s 2006 and 2007 tax years. During the second quarter of 2008, the IRS proposed an adjustment related to inventory capitalization with a tax impact of $837,000. However, the IRS has conceded that its calculation did not fully consider restaurant specific company operations. Accordingly, the IRS indicated it would allow the Company to revise the adjustment downward with a more accurate calculation. The Company has recorded an unrecognized tax benefit of $146,000 related to this adjustment. It has also recorded unrecognized tax benefits for the impact of this item on other years following the examination period and on the Company’s filings in states where the Company does business. As a result of this item and other increases in other unrecognized tax benefits, the Company’s ending balance of unrecognized tax benefits is $520,000.

The Company expects to resolve the above item with the IRS and other taxing jurisdictions within the next twelve months and, at that time, will reduce its balance of unrecognized tax benefits by approximately $215,000. The IRS indicated that it will not propose any additional adjustments for the 2006 and 2007 years and, as of the end of the second quarter of 2008, the Company was not under examination by any other major tax jurisdiction.  Therefore, the Company is not aware of any other events that might significantly impact the balance of unrecognized tax benefits during the next twelve months.

The Company classifies interest expense and penalties from income tax liabilities and interest income from income tax refunds as additional income tax expense or benefit, respectively. During the first and second quarters, the Company accrued interest expense totaling $25,000. The balance of the Company's accrued interest at the end of the second quarter was $81,000.

7. CREDIT FACILITY

On May 13, 2008, the Company entered into a $5.0 million revolving line of credit and a $15.0 million non-revolving line of credit (the “Credit Facility”) with Pacific Western Bank (the “Bank”). The revolving line of credit calls for monthly interest payments beginning June 5, 2008 at a variable interest rate based on the prime rate plus 0.25%, resulting in an initial rate of 5.25%. All outstanding principal plus accrued unpaid interest on the revolving line of credit is due May 13, 2010. The non-revolving line of credit calls for each advance to be evidenced by a separate note. Each advance shall have a maximum term of 57 months with an interest rate based on the prime rate plus 0.25%. Payments on advances shall be interest only for the first nine months, then principal and interest payments monthly. Both lines are collateralized by all assets of the Company and guaranteed by its subsidiaries. In addition, both lines require the Company to maintain its primary depository relationship with the Bank and the related accounts are subject to the right of offset for amounts due under the lines. Both lines are subject to certain financial and non-financial debt covenants and include a restriction on the payment of dividends without prior consent of the Bank. As of June 28, 2009, the Company was in compliance with all debt covenants and there were no funded borrowings outstanding under the Credit Facility. At June 28, 2009, the Company had $2.4 million of availability under the revolving line of credit, net of $2.6 million of outstanding letters of credit, and $15.0 million of availability under the non-revolving line of credit.

8. IMPAIRMENT OF LONG-LIVED ASSETS

In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, long-lived assets, such as property and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated discounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. For the 13-week and 26-week periods ended June 28, 2009, the Company recorded impairment charges of $359,000, respectively, related to four under-performing stores.

9. FAIR VALUE MEASUREMENT

At June 28, 2009 and December 28, 2008, the fair value of cash and cash equivalents, other receivables and accounts payable approximated their carrying value based on the short-term nature of these instruments. On December 31, 2007, the Company adopted SFAS 157, which defines fair value, establishes a framework for using fair value to measure assets and liabilities, and expands disclosures about fair value measurements. SFAS 157 applies whenever other statements require or permit assets or liabilities to be measured at fair value.

As of June 28, 2009 and December 28, 2008, the Company's financial assets and financial liabilities that are measured at fair value on a recurring basis are comprised of an Executive Deferred Compensation Plan of Rubio’s Restaurants, Inc., (the “Plan”). The Plan is a nonqualified deferred compensation plan which allows highly compensated employees to defer receipt of a portion of their compensation and contribute such amounts to one or more investment funds held in a rabbi trust. The Plan investments are reported at fair value based on third-party broker statements which represents level 2 in the SFAS 157 fair value hierarchy. The Company reports these investments within other assets and the related obligation within other liabilities on the consolidated balance sheet. Such amounts totaled $313,000 and $290,000 at June 28, 2009, respectively, and $201,000 and $180,000 at December 28, 2008, respectively. The investments are considered trading securities and are reported at fair value with the realized and unrealized holding gains and losses related to these investments, as well as the offsetting compensation expense, recorded in general and administrative expenses.

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

Overview

We opened our first restaurant under the name “Rubio’s, Home of the Fish Taco” in 1983. As of June 28, 2009, we have grown to 196 restaurants, including 191 company-operated, two licensed and three franchised locations. We position our restaurants in the high-quality, fresh and distinctive fast-casual Mexican cuisine segment of the restaurant industry. In the near term, we will focus on building units in our current markets. In the longer term, our vision is to be widely-recognized as the favorite national restaurant concept serving delicious and unique Baja-inspired food. Our primary strategic objective is to become a leading brand in the growing fast-casual industry segment.

2009 Highlights

Revenue Growth.  Revenues for the quarter increased 7.8% to $48.7 million in the second quarter of 2009, compared to $45.1 million in the second quarter of 2008. Comparable store sales for the quarter increased 0.9%, due primarily to a 7.7% higher check average offset by a 6.4% decrease in transactions. On a year-to-date basis, revenues increased 8.8% to $95.0 million in 2009, compared to $87.3 million in 2008. Comparable store sales on a year-to-date basis increased 1.4%, due primarily to a 7.9% higher check average offset by a 6.1% decrease in transactions. We believe the decrease in transactions is in large part due to the loss of price-sensitive customers, as well as general economic conditions, unemployment and the impact of the sub-prime mortgage crisis. Our average unit volume for stores opened at least twelve periods decreased to $1,011,000 as of June 28, 2009, compared to $1,016,000 as of June 29, 2008, due to comparable store sales decreases compared to 2008.

Restaurant Development.  We opened seven company-owned restaurants in the first two quarters quarter of 2009 and had two more under construction at the end of the second quarter. We currently plan to open 10 company-owned restaurants in fiscal 2009 in our existing geographic markets. The current slow down in housing, combined with the weak economy has caused us to focus almost exclusively on sites located in mature trade areas, where we will look for attractive long-term opportunities in the softening real estate market. This narrower focus has limited our growth in 2009 and could continue to do so in 2010. Our three-year expansion plan begins with an annual unit growth rate of approximately 5% in 2009, and increases to 10% in 2010 and 15% by 2011. We intend to tailor our expansion plan during 2010 and 2011 based on economic conditions, our financial results and our ability to continue to satisfy the covenants contained in our credit facility.

Restaurant Profitability.  Cost of sales as a percentage of restaurant sales decreased to 26.6% in the second quarter of 2009 from 28.8% in the second quarter of 2008. Year-to-date cost of sales was 26.8% of restaurant sales as compared to 29.0% for the same period last year. The improvement in cost of sales was due primarily to our ability to leverage menu price increases taken in July 2008 and January 2009.  Restaurant labor cost as a percentage of restaurant sales for the quarter increased to 32.3% in the second quarter of 2009 compared to 31.3% in the second quarter of 2008. Year-to-date restaurant labor increased to 32.6% as compared to 32.1% in 2008. The impact on restaurant labor of our menu price increases was offset by wage increases given in 2008 and higher incentive compensation paid to our restaurant managers as a result of quarter-over-quarter improvement in restaurant-level profitability. Restaurant occupancy and other costs as a percentage of restaurant sales for the second quarter and year-to-date increased to 24.4% and 24.4% in 2009, compared to 23.0% and 23.6% in 2008.  We are putting significant effort into negotiating better terms on 32 leases that are up for renewal this year.

General and Administrative Expenses.  General and administrative expenses were $4.4 million or 9.1% of revenues in the second quarter of 2009 compared to $4.5 million or 9.9% of revenues in the second quarter of 2008. Year-to-date general and administrative expenses increased to $8.6 million and 9.0% of revenue in 2009 compared to $9.0 million and 10.4% of revenue in 2008. The decrease in the 2009 quarter and year-to-date periods is primarily due to a decrease in non-cash share-based compensation, legal and processional fees, offset by increased compensation related costs.

Results of Operations

All comparisons in the following section between 2009 and 2008 refer to the 13-week (“quarter”) and 26-week (“year-to-date”) periods ended June 28, 2009 and June 29, 2008, respectively, unless otherwise indicated.

The following table sets forth our operating results, expressed as a percentage of total revenues, except where noted, with respect to certain items included in our statements of operations.

	13 Weeks Ended		26 Weeks Ended
	June 28, 2009	June 29, 2008	June 28, 2009	June 29, 2008
Total revenues	100.0%	100.0%	100.0%	100.0%
Costs and expenses:
Cost of sales (1)	26.6	28.8	26.8	29.0
Restaurant labor (1)	32.3	31.3	32.6	32.1
Restaurant occupancy and other (1)	24.4	23.0	24.4	23.6
General and administrative expenses	9.1	9.9	9.0	10.4
Depreciation and amortization	5.0	5.2	5.2	5.3
Pre-opening expenses	0.2	0.3	0.3	0.4
Asset impairment and store closure expense (reversal)	0.7	0.1	0.4	(0.1)
Loss on disposal/sale of property	0.2	0.1	0.2	0.2
Operating income (loss)	1.6	1.4	1.3	(0.7)
Other (expense) income, net	(0.1)	(0.1)	(0.1)	—
Income (loss) before income taxes	1.5	1.3	1.2	(0.8)
Income tax expense (benefit)	0.4	0.5	0.4	(0.3)
Net income (loss)	1.1	0.7	0.8	(0.5)

(1) As a percentage of restaurant sales

The following table summarizes the number of restaurants:

	June 28, 2009	June 29, 2008
Company-operated	191	179
Franchised	3	2
Licensed	2	2
Total	196	183

Revenues

Total revenues were $48.7 million in the second quarter of 2009 as compared to $45.1 million in the second quarter of 2008. Year-to-date revenues increased to $95.0 million in 2009, compared to $87.3 million in 2008. The quarter over quarter increase in revenue of $3.5 million was primarily the result of three factors: first, 14 restaurant openings in fiscal 2008 and seven in 2009 contributed sales of $3.5 million; second, one restaurant closure in fiscal 2008 and two in fiscal 2009 offset the increase by $329,000; and third, increased comparable store sales of $375,000, or 0.9% in the current year. The second quarter comparable store sales increase was due to an increase in average check size of 7.7% offset by a decrease in the number of transactions of 6.4%.

Costs and Expenses

Cost of sales as a percentage of restaurant sales decreased to 26.6% in the second quarter of 2009 as compared to 28.8% in the second quarter of 2008. Year-to-date cost of sales was 26.8% of restaurant sales as compared to 29.0% for the same period last year. The quarter over quarter and year-to-date decrease is due to menu price increases in July 2008 and January 2009, in addition to the second quarter 2008 price increase on our taco Tuesday promotion. In addition, menu engineering efforts allowed us to reduce food costs while maintaining quality and flavor profiles.

Restaurant labor as a percentage of sales increased to 32.3% in the second quarter of 2009 compared to 31.3% in the second quarter of 2008. Year-to-date restaurant labor increased to 32.6% as compared to 32.1% in 2008. The increase in restaurant labor was primarily attributable to increased bonus expense associated with our short and long term incentive plans. In order to retain the most talented people, we provide our restaurant managers with a combination of short term and long term incentives that are based on improvement in restaurant profitability.

Restaurant occupancy and other costs as a percentage of restaurant sales for the second quarter and year-to-date increased to 24.4% and 24.4% in 2009, compared to 23.0% and 23.6% in 2008. The quarter-to-quarter and year-to-date increases are primarily due to de-leveraging of the fixed costs that are included in this line item as well as higher rent, utilities and credit card fees.

General and administrative expenses were $4.4 million or 9.1% of revenues in the second quarter of 2009 compared to $4.5 million or 9.9% of revenues in the second quarter of 2008. Year-to-date general and administrative expenses decreased to $8.6 million and 9.0% of revenue in 2009 compared to $9.0 million and 10.4% of revenue in 2008. The decrease in the 2009 quarter is primarily due to a decrease in non-cash share-based compensation costs, legal and processional fees. In addition, in the year-to-date period of 2008, we incurred additional costs associated with our decision to cancel our plans to build four restaurants in developing trade areas in Northern California.

Depreciation and amortization increased to $2.4 million and $4.9 million for the second quarter and year-to-date 2009, respectively, as compared with $2.3 million and $4.6 million for the same period in 2008. The increase is due to our continued expansion efforts, which included the addition of 17 restaurants throughout 2008 and seven in the first and second quarters of 2009.

Pre-opening expenses decreased to $105,000 in the second quarter of 2009, compared to $139,000 in the second quarter of 2008. On a year-to-date basis, pre-opening expenses decreased to $276,000 in 2009 from $358,000 in 2008. This decrease is due to the slightly slower pace in development that has resulted from our shift exclusively towards sites located in mature trade areas.

Asset impairment and store closure expense (reversal) consisted of a $359,000 asset impairment in the second quarter and year-to-date periods in 2009, compared to a $45,000 store closure expense in the second quarter of 2008 and a $46,000 store closure reversal in the year-to-date period in 2008. In the 2009 second quarter and year-to-date periods, the asset impairment charge related to the carrying amount of certain long-lived assets exceeding the fair value of the assets at four under-performing stores. In the second quarter of 2008, a $45,000 store closure expense related to the closure of our Beverly Center location in Los Angeles, California. On a year-to-date basis in 2008, a store closure reversal of $91,000 was due to our decision to re-brand a location in the Fort Collins, Colorado area that was closed in 2001 and was offset by a $45,000 store closure expense related to the closure of our Beverly Center location.

Loss on disposal/sale of property was $99,000 in the second quarter of 2009 and $184,000 for year-to-date 2009, compared to $58,000 and $162,000, respectively, for the same time periods in 2008. The loss on disposal in the 2009 quarter and year-to-date periods consists of normal disposal costs associated with the ordinary course of our business. The loss on disposal in the 2008 year-to-date period was primarily due to the closure of our Beverly Center location in Los Angeles, California.

Other (expense) income, net, decreased to an expense of $38,000 for the second quarter and $71,000 for year-to-date in 2009, as compared to expense of $32,000 and $31,000 for the same time periods in 2008, respectively. The increase in interest expense in the 2008 quarter and year-to-date periods is due to interest accruals related to our class action settlement in addition to the amortization of debt issuance costs incurred in conjunction with the new credit facility we secured during fiscal 2008.

The 2009 income tax provision reflects the projected annual tax rate of 31.1%. The 2008 income tax benefit reflects the projected annual tax rate of 41.9%. We report interest accruals under FIN 48 as additional income tax expense and, in the first and second quarters, we accrued $25,000 of additional interest. This accrual increased the year-to-date rate to 32.5%. The final 2009 annual tax rate cannot be determined until the end of the fiscal year. As a result, the actual rate could differ from our current estimate.

Liquidity and Capital Resources

Since we became public in 1999, we have funded our capital requirements primarily through cash flows from operations. We generated $5.9 million in cash flows from operating activities for the 26 weeks ended June 28, 2009, and generated $3.3 million for the 26 weeks ended June 29, 2008. The increase in cash flow from operating activities for the 26 weeks ended June 28, 2009 is due to a $1.2 million increase in net income, changes in operating assets and liabilities, and non-cash expenses, including depreciation, amortization and non-cash share-based compensation, offset by the second of three $2.5 million installment payments associated with the 2007 settlement of a class action lawsuit.

Net cash used in investing activities was $4.0 million for the 26 weeks ended June 28, 2009 compared to $3.3 million for the 26 weeks ended June 29, 2008. Net cash used in investing activities for the 26 weeks ended June 28, 2009 and June 29, 2008 included $4.0 million and $6.4 million in capital expenditures, respectively. The year-over-year net increase in cash used in investing activities was driven by decreased new store development activity offset by proceeds from the release of restricted cash that was collateralizing standby letters of credit during 2008.

Net cash used by financing activity was $0 for the 26 weeks ended June 28, 2009 compared to $246,000 for the 26 weeks ended June 28, 2009. Financing activities for the 2008 period consisted of the payment of debt issuance costs.

On May 13, 2008, we entered into a $5.0 million revolving line of credit and a $15.0 million non-revolving line of credit (the “Credit Facility”) with Pacific Western Bank (the “Bank”). The revolving line of credit calls for monthly interest payments, which began June 5, 2008 at a variable interest rate based on the prime rate plus 0.25%, resulting in an initial rate of 5.25%. All outstanding principal plus accrued unpaid interest on the revolving line of credit is due May 13, 2010. The non-revolving line of credit calls for each advance to be evidenced by a separate note. Each advance shall have a maximum term of 57 months with an interest rate based on the prime rate plus 0.25%. Payments on advances shall be interest only for the first nine months, then principal and interest payments monthly. Both lines are collateralized by all of our assets and guaranteed by our subsidiaries. In addition, both lines require us to maintain our primary depository relationship with the Bank and the related accounts are subject to the right of offset for amounts due under the lines. Both lines are subject to certain financial and non-financial debt covenants and include a restriction on the payment of dividends without prior consent of the Bank. As of June 28, 2009, we were in compliance with all debt covenants. At June 28, 2009, we had $2.4 million of availability under the revolving line of credit, net of $2.6 million under outstanding letters of credit, and $15.0 million of availability under the non-revolving line of credit.

We currently expect total capital expenditures in 2009 to be approximately $7.5 million to $9.0 million for restaurant openings, restaurant re-imaging, maintenance, information technology and other corporate assets. We currently expect that future locations will generally cost approximately $550,000 per unit, net of tenant improvement allowance and excluding pre-opening expenses. Some units may exceed this range due to the area in which they are built and the specific requirements of the project. Pre-opening expenses are expected to average between $50,000 and $60,000 per restaurant, which includes approximately $20,000 to $30,000 of non-cash rent expense during the build-out period.

We believe that the anticipated cash flows from operations and the availability on our line of credit agreements, combined with our cash and cash equivalents of $7.7 million as of June 28, 2009 will be sufficient to satisfy our working capital needs, required capital expenditures and class action settlement obligations for the next 12 months. We intend to tailor our expansion plan during 2009 based on economic conditions, our financial results and our ability to continue to satisfy the covenants contained in the Credit Facility. If our financial results drop below our expectations or we are unable to comply with the covenants in the Credit Facility, we will slow or curtail our expansion plan. Nevertheless, changes in our operating plans, lower than anticipated sales, increased expenses, potential acquisitions or other events may cause us to seek additional or alternative financing sooner than anticipated. Additional or alternative financing may not be available on acceptable terms, or at all. Failure to obtain additional or alternative financing as needed could have a material adverse effect on our business and results of operations.

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

Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 168, The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162 (SFAS 168). SFAS 168 provides for the FASB Accounting Standards CodificationTM (“the Codification”) as the single source of authoritative nongovernmental GAAP. All existing accounting standard documents, such as FASB, American Institute of Certified Public Accountants, Emerging Issues Task Force and other related literature, excluding guidance from the Securities and Exchange Commission (SEC), will be superseded by the Codification. All other non-grandfathered, non-SEC accounting literature not included in the Codification will become nonauthoritative. The Codification does not change GAAP, but instead introduces a new structure that will combine all authoritative standards into a comprehensive, topically organized online database. The Codification will be effective for interim or annual periods ending after September 15, 2009, and will impact our financial statement disclosures beginning with the quarter ending September 27, 2009 as all future references to authoritative accounting literature will be referenced in accordance with the Codification. We do not believe that the adoption of SFAS 168 will have a material impact on our consolidated financial statements.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events (SFAS 165), which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date, but before the financial statements are issued or available to be issued (“subsequent events”). SFAS 165 requires disclosure of the date through which the entity has evaluated subsequent events and the basis for that date. For public entities, this is the date the financial statements are issued. SFAS 165 is effective for interim or annual periods ending after June 15, 2009. We implemented SFAS 165 during the quarter ended June 28, 2009. We evaluated for subsequent events through August 6, 2009, and no recognized or non-recognized subsequent events were noted.

In April 2009, the FASB issued SFAS Staff Position (FSP) No. 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (SFAS 157-4). SFAS 157-4 provides additional guidance for estimating fair value in accordance with FASB Statement No. 157, Fair Value Measurements, when the volume and level of activity for the asset or liability have significantly decreased. SFAS 157-4 also includes guidance on identifying circumstances that indicate a transaction is not orderly. We adopted FAS 157-4 in the second quarter of fiscal 2009. The adoption of SFAS 157-4 did not have a material impact on our consolidated financial statements.

In April 2009, the FASB issued FSP No. 107-1 and Accounting Principles Board (APB) 28-1, Interim Disclosures about Fair Value of Financial Instruments (FSP FAS 107-1 and APB 28-1). The FSP amends SFAS 107, Disclosure about Fair Value of Financial Instruments, and APB No. 28, Interim Financial Reporting, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. FSP FAS 107-1 and APB 28-1 are effective for all interim and annual reporting periods ending after June 15, 2009 and did not have a material impact on our consolidated financial statements.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our market risk exposures are related to our cash and cash equivalents. We invest our excess cash in highly liquid short-term investments with maturities of less than one year. The portfolio consists primarily of money market instruments. As of June 28, 2009, we had no investments with maturities in excess of one year. These investments are not held for trading or other speculative purposes. Changes in interest rates affect the investment income we earn on our investments and, therefore, impact our cash flows and results of operations. Due to the types of our investments, a 10% change in period-end interest rates or a hypothetical 100-basis-point adverse change in interest rates would not have a significant negative effect on our financial results.

We are exposed to market risk from changes in interest rates on debt. Our exposure to interest rate fluctuations is limited to our outstanding bank debt. At June 28, 2009, there were no amounts outstanding under our revolving or non-revolving lines of credit. The revolving line of credit calls for monthly interest payments beginning June 5, 2008 at a variable interest rate based on the prime rate plus 0.25%, resulting in an initial rate of 5.25%. All outstanding principal plus accrued unpaid interest on the revolving line of credit is due May 13, 2010. The non-revolving line calls for each advance to be evidenced by a separate note. Each advance shall have a maximum term of 57 months with an interest rate based on the prime rate plus 0.25%. Interest expense incurred during the 13- and 26-weeks ended June 28, 2009 was primarily due to interest accruals related to our class action settlement in addition to the amortization of debt issuance costs incurred in conjunction with the new credit facility we secured during fiscal 2008.

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

Impact of Inflation

The primary areas of our operations affected by inflation are food, supplies, labor, fuel, lease, utility, insurance costs and materials used in the construction of our restaurants. Substantial increases in costs and expenses, particularly food, supplies, labor, fuel and operating expenses could have a significant impact on our operating results to the extent that such increases cannot be passed through to our guests. Our leases require us to pay taxes, maintenance, repairs, insurance and utilities, all of which are subject to inflationary increases. We believe inflation with respect to food, labor, insurance and utility expense has had a material impact on our results of operations in both the second quarters of 2009 and 2008.

Item 4T. CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures:

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods specified in the rules of the Securities and Exchange Commission, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of our disclosure controls and procedures, as such term is defined under Securities and Exchange Act Rules 13a-15(e).  Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

Changes in Internal Control over Financial Reporting:

In April 2009, as previously reported in our Form 10-Q for the quarterly period ended March 29, 2009, we identified errors related to the recording and payment of our payroll taxes and, as a result, misstatements in our payroll tax accruals in the periods identified in Note 2 to our condensed consolidated unaudited financial statements included in this quarterly report. We believe that these errors, although immaterial to the prior periods in which they occurred, resulted from a combination of deficiencies in our internal control over financial reporting existing during these prior periods which constituted a material weakness in our internal control over financial reporting.

Following our management’s discovery and investigation of the errors related to our payroll tax accruals described above, our Chief Executive Officer and Chief Financial Officer concluded that there were the following deficiencies in our internal control over financial reporting:

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

Unrelated to the discovery of the material weakness, we had previously retained and outsourced all of our payroll processing and payroll tax preparation functions to Automatic Data Processing, Inc. (“ADP”) and ADP Tax Services, Inc. beginning with the first payroll run in our 2009 fiscal year. In response to the discovery of the material weakness, we implemented additional and revised internal control policies and procedures during the second quarter of 2009 focused on improving the segregation of duties in our accounting staff so that no one employee is responsible for both receiving notices and correspondence from the IRS and providing the information necessary to prepare our payroll tax returns.  These measures, as well as our retention of ADP, remediated the above identified material weakness and strengthened our control processes and procedures.  We have operated with and tested these remedial procedures through the date of this quarterly report, and our Chief Executive Officer and Chief Financial Officer have concluded that they are operating effectively.

PART II - OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

In March 2007, the Company reached an agreement to settle a class action lawsuit related to how it classified certain employees under California overtime laws. The lawsuit was similar to numerous lawsuits filed against restaurant operators, retailers and others with operations in California. The settlement agreement, which was approved by the court in June 2007, provides for a settlement payment of $7.5 million payable in three installments. The first $2.5 million installment was distributed on August 31, 2007 and the second $2.5 million installment was paid into a qualified settlement fund on December 29, 2008. The third and final installment of $2.5 million is due on or before June 28, 2010. As of June 28, 2009, the remaining balance of $2.5 million, plus accrued interest of $237,000, was accrued in “Accrued expenses and other liabilities” and “Deferred rent and other liabilities” in the amounts of $118,000 and $2.6 million, respectively. The Company learned that 140 current and former employees who qualified to participate as class members in this class action settlement were not included in the settlement list approved by the court. The Company filed a motion requesting the court to include these individuals in the approved settlement and to provide that their claims are payable out of the aggregate settlement payment, as the Company believes the parties intended when they reached a settlement. The matter has not yet been finally resolved and there is no assurance that the Company will be successful.

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

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we are required annually to furnish a report by our management on our internal control over financial reporting. Such report must contain, among other matters, an assessment by our Chief Executive Officer and our Chief Financial Officer on the effectiveness of our internal control over financial reporting, including a statement as to whether or not our internal control over financial reporting is effective as of the end of our fiscal year. This assessment must include disclosure of any material weakness in our internal control over financial reporting identified by management. In addition, we will required to obtain an audit report from our independent registered public accounting firm that covers the effectiveness of our internal controls over financial reporting as early as our annual report on Form 10-K for our fiscal year ending December 27, 2009. Performing the system and process documentation and evaluation needed to comply with Section 404 is both costly and challenging. We have in the past discovered, and may in the future discover, areas of internal controls that need improvement. For example, in April 2009, we identified a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. For a detailed description of this material weakness see “Part I — Item 4T — Controls and Procedures” of this quarterly report on Form 10-Q.  Although we remediated this material weakness prior to the end of the second quarter of 2009, if we identify another material weakness in our internal control over financial reporting in the future, neither our management nor our independent registered public accounting firm will be able to assert that our internal control over financial reporting and/or our disclosure controls and procedures are effective, and we could be required to further implement expensive and time-consuming remedial measures. In addition, our internal control over financial reporting may not be capable of preventing or detecting all errors and all fraud. Any control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. If we fail to maintain effective internal control over financial reporting we could lose investor confidence in the accuracy and completeness of our financial reports, which could have a material adverse effect on our stock price. .

Item 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable

Item 3: DEFAULTS UPON SENIOR SECURITIES

Not applicable

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of stockholders during the quarter ended June 28, 2009.

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

Dated: August 6, 2009
/s/ Dan Pittard
Dan Pittard
President and Chief Executive Officer
(principal executive officer)

Dated: August 6, 2009
/s/ Frank Henigman
Frank Henigman
Chief Financial Officer
(principal financial and accounting officer)