Form 10-Q
period 2009-09-27
RUBIOS RESTAURANTS INC
filed 2009-11-04
CIK 1082423

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the quarterly period ended September 27, 2009

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

As of October 26, 2009, there were 10,035,077 shares of the Registrant's common stock, par value $0.001 per share, issued and outstanding.

RUBIO’S RESTAURANTS, INC.

PART I -   FINANCIAL INFORMATION

ITEM 1.   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

RUBIO’S RESTAURANTS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS - UNAUDITED
(In thousands, except share data)

	September 27, 2009	December 28, 2008

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$7,412	$5,816
Other receivables	3,633	3,983
Inventory	2,006	2,389
Prepaid expenses	1,390	2,777
Deferred income taxes	2,854	1,764
Total current assets	17,295	16,729

PROPERTY, net	44,833	45,947
GOODWILL	519	519
OTHER ASSETS	955	694
DEFERRED INCOME TAXES	8,550	9,260

TOTAL	$72,152	$73,149

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$3,754	$4,182
Accrued expenses and other liabilities	14,538	14,990
Total current liabilities	18,292	19,172

DEFERRED INCOME	211	272
DEFERRED RENT AND OTHER LIABILITIES	5,989	8,319
Total liabilities	24,492	27,763

COMMITMENTS AND CONTINGENCIES (NOTE 4)
SUBSEQUENT EVENT (NOTE 4)

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.001 par value, 5,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.001 par value, 35,000,000 shares authorized, 10,035,077 issued and outstanding in 2009, and 9,951,077 issued and outstanding in 2008	10	10
Paid-in capital	53,579	52,549
Accumulated deficit	(5,929)	(7,173)
Total stockholders’ equity	47,660	45,386

TOTAL	$72,152	$73,149

See notes to condensed consolidated financial statements-unaudited.

RUBIO’S RESTAURANTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED
(In thousands, except per share data)

	13 Weeks Ended		39 Weeks Ended
	September 27, 2009	September 28, 2008	September 27, 2009	September 28, 2008
REVENUES:
Restaurant sales	$48,393	$46,938	$143,332	$134,167
Franchise and licensing revenues	38	74	103	153
TOTAL REVENUES	48,431	47,012	143,435	134,320

COSTS AND EXPENSES:
Cost of sales	12,831	13,262	38,237	38,524
Restaurant labor	15,387	14,330	46,331	42,298
Restaurant occupancy and other	12,389	11,056	35,532	31,653
General and administrative expenses	4,521	4,513	13,076	13,561
Depreciation and amortization	2,480	2,420	7,425	7,011
Pre-opening expenses	63	130	339	488
Asset impairment and store closure expense (reversal)	26	—	385	(46)
Loss on disposal or sale of property	75	57	259	219
TOTAL COSTS AND EXPENSES	47,772	45,768	141,584	133,708

OPERATING INCOME	659	1,244	1,851	612

OTHER (EXPENSE) INCOME:
Interest and investment (expense) income, net	(21)	(42)	(92)	(73)

INCOME BEFORE INCOME TAXES	638	1,202	1,759	539
INCOME TAX EXPENSE	151	413	515	160

NET INCOME	$487	$789	$1,244	$379

NET INCOME PER SHARE:
Basic	$0.05	$0.08	$0.12	$0.04

Diluted	$0.05	$0.08	$0.12	$0.04

SHARES USED IN CALCULATING NET INCOME PER SHARE:
Basic	10,021	9,951	9,979	9,951

Diluted	10,087	10,039	10,024	10,013

See notes to condensed consolidated financial statements-unaudited.

RUBIO’S RESTAURANTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED
(In thousands)

	39 weeks Ended
	September 27, 2009	September 28, 2008
OPERATING ACTIVITIES:
Net income	$1,244	$379
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,425	7,011
Amortization of debt issuance costs	52	—
Excess tax benefits from share-based compensation	(86)	—
Share-based compensation expense	737	1,239
Asset impairment	385	—
Loss on disposal/sale of property	259	219
Provision for deferred income taxes	(380)	2,268
Changes in assets and liabilities:
Other receivables	350	(713)
Inventory	383	(538)
Prepaid expenses	1,335	1,773
Other assets	(261)	(158)
Accounts payable	(428)	38
Accrued expenses and other liabilities	(874)	(2,362)
Deferred income	(61)	193
Deferred rent and other liabilities	(2,330)	(272)
Net cash provided by operating activities	7,750	9,077

INVESTING ACTIVITIES:
Purchases of property & equipment	(3,375)	(6,578)
Purchases of leasehold improvements	(3,102)	(2,818)
Purchases of investments	—	(96)
Proceeds from the sale of investments	—	3,165
Net cash used in investing activities	(6,477)	(6,327)

FINANCING ACTIVITIES:
Proceeds from exercise of common stock options	237	3
Excess tax benefits from share-based compensation	86	—
Payments for debt issuance costs	—	(246)
Net cash provided by (used in) financing activities	323	(243)

INCREASE IN CASH AND CASH EQUIVALENTS	1,596	2,507
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	5,816	3,562
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$7,412	$6,069

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for income taxes	$34	$4

SUPPLEMENTAL DISCLOSURES OF NON-CASH OPERATING AND INVESTING ACTIVITIES:
Property, net, purchased and included in accrued expenses and other liabilities	$478	$1,550

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

Recent Accounting Pronouncements

As of September 27, 2009, the Company adopted the Financial Accounting Standards Board (FASB) authoritative guidance on the Accounting Standards Codification (“Codification” or “ASC”) and the hierarchy of U.S. GAAP (ASC 105.10), which establishes the Codification as the sole source of authoritative guidance recognized by the FASB to be applied by nongovernmental entities. Accordingly the Company has revised references to legacy U.S. GAAP to be consistent with the Codification in its publicly issued consolidated financial statements, starting with the accompanying unaudited condensed consolidated financial statements and disclosures for the periods ended September 27, 2009. Adoption of this authoritative guidance did not have a material impact on the Company’s unaudited condensed consolidated financial statements.

In May 2009, the FASB issued Codification 855.10, Authoritative Guidance for Subsequent Events (ASC 855.10 ), which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date, but before the financial statements are issued or available to be issued (“subsequent events”). ASC 855.10 requires disclosure of the date through which the entity has evaluated subsequent events and the basis for that date. For public entities, this is the date the financial statements are issued. ASC 855.10 is effective for interim or annual periods ending after June 15, 2009. The Company implemented ASC 855.10 during the quarter ended June 28, 2009. The Company evaluated for subsequent events through November 4, 2009, the issuance date of the Company’s financial statements, and no recognized or non-recognized subsequent events were noted.

In April 2009, the FASB issued Codification 825.10.65.1, Authoritative Guidance for Financial Instruments (ASC 825.10.65.1). The ASC amends ASC 825.10.50, Authoritative Guidance for Disclosure of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. ASC 825.10.65.1 is effective for all interim and annual reporting periods ending after June 15, 2009. The adoption of ASC 825.10.65.1 did not have a material impact on the Company’s consolidated financial statements.

2. IMMATERIAL CORRECTION OF AN ERROR IN PRIOR PERIODS

During the second quarter of fiscal 2009 but prior to the filing of the Company’s Form 10-Q for the first quarter, the Company identified errors related to its payroll tax accrual balance. As a result, the Company’s historical payroll tax expense, in addition to penalties and interest, and the related accrued liability balances were misstated. In addition, income tax expense and income tax receivable balances were impacted by these adjustments. In accordance with Staff Accounting Bulletin (SAB) No. 99, Materiality, and SAB No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, management evaluated the materiality of the errors from qualitative and quantitative perspectives, and concluded that the errors were immaterial to the prior periods. Consequently, the Company will revise its historical financial statements for fiscal 2007, fiscal 2008, and the quarters within fiscal 2008, when they are published again in future filings. The Company will recognize the cumulative effect of the error on periods prior to those that will be presented in future filings by increasing other receivables, increasing other current liabilities and increasing accumulated deficit by $49,000, $263,000 and $214,000, respectively, as of January 1, 2007. The errors had no impact on the consolidated statement of operations for the year ended December 30, 2007.

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

3. CONDENSED CONSOLIDATED BALANCE SHEETS DETAIL

Condensed Consolidated Balance Sheets detail as of September 27, 2009 and December 28, 2008, respectively (in thousands) are as follows:

	September 27, 2009	December 28, 2008
OTHER RECEIVABLES:
Tenant improvement receivables	$534	$747
Beverage usage receivables	38	285
Credit cards	1,518	1,289
Income taxes	464	967
Food supplier receivable	247	141
Other	969	793
Allowance for doubtful accounts	(137)	(239)
Total	$3,633	$3,983

PROPERTY & EQUIPMENT - at cost:
Building and leasehold improvements	$70,551	$66,458
Equipment and furniture	49,577	47,491
Construction in process	1,455	2,975
	121,583	116,924
Less: accumulated depreciation and amortization	(76,750)	(70,977)
Total	$44,833	$45,947

ACCRUED EXPENSES AND OTHER LIABILITIES:
Compensation	$3,178	$3,441
Workers’ compensation	1,399	1,453
Sales taxes	1,588	1,208
Vacation pay	1,108	1,031
Advertising	495	319
Gift cards	317	859
Occupancy	893	975
Legal and settlement fees regarding class action litigation (Note 4)	2,755	2,600
Construction in process	478	1,608
Store closure accrual	39	45
Other	2,288	1,451
Total	$14,538	$14,990

DEFERRED RENT AND OTHER LIABILITIES:
Deferred rent	$2,552	$2,600
Deferred tenant improvement allowances	2,647	2,389
Uncertain income tax position liability (Note 6)	336	263
Legal and settlement fees regarding class action litigation (Note 4)	—	2,600
Store closure accrual	6	17
Other	448	450
Total	$5,989	$8,319

4. COMMITMENTS AND CONTINGENCIES

Litigation

In March 2007, the Company reached an agreement to settle a class action lawsuit related to how it classified certain employees under California overtime laws. The lawsuit was similar to numerous lawsuits filed against restaurant operators, retailers and others with operations in California. The settlement agreement, which was approved by the court in June 2007, provides for a settlement payment of $7.5 million payable in three installments. The first $2.5 million installment was distributed on August 31, 2007 and the second $2.5 million installment was paid into a qualified settlement fund on December 29, 2008. The third and final installment of $2.5 million is due on or before June 28, 2010. As of September 27, 2009, the remaining balance of $2.5 million, plus accrued interest of $255,000, was accrued in “Accrued expenses and other liabilities”. The Company learned that 140 current and former employees who qualified to participate as class members in this class action settlement were not included in the settlement list approved by the court. The Company filed a motion requesting the court to include these individuals in the approved settlement and to provide that their claims are payable out of the aggregate settlement payment, as the Company believes the parties intended when they reached a settlement. The matter has not yet been finally resolved and there is no assurance that the Company will be successful.

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

On October 16, 2009, Sanjay Israni, a stockholder of the Company, filed a class action lawsuit against the Company, the Company’s directors and officers and Alex Meruelo, a stockholder of the Company, in California Superior Court alleging a breach of fiduciary duties by the Company’s officers and directors arising out of the Company’s receipt of an unsolicited proposal to acquire all of the Company’s outstanding common stock by a group consisting of Mr. Meruelo and his affiliates and Levine Leichtman Capital Partners IV, L.P. (collectively, the “Meruelo Group”) for $8 per share. The lawsuit seeks to enjoin the Company and its directors and officers from consummating a sale of the Company to the Meruelo Group, and does not seek any monetary damages. The Company believes this lawsuit is without merit. On October 29, 2009, the Company announced that its Board of Directors had rejected the unsolicited proposal from the Meruelo Group after unanimously determining that the proposal was not in the best interests of the Company’s stockholders. The Company intends to vigorously defend against this lawsuit. The Company maintains directors’ and officers’ liability insurance, and has tendered the defense of this lawsuit to its insurance carrier.

The Company is involved in various other claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s consolidated financial position, results of operations, or liquidity.

5. NET INCOME PER SHARE

A reconciliation of basic and diluted income per share is as follows (in thousands, except per share data):

	13 Weeks Ended		39 Weeks Ended
	September 27, 2009	September 28, 2008	September 27, 2009	September 28, 2008
Numerator
Net income	$487	$789	$1,244	$379

Denominator
Basic:
Weighted average common shares outstanding	10,021	9,951	9,979	9,951
Diluted:
Effect of dilutive securities:
Common stock options and restricted stock awards	66	88	45	62
Total weighted average common and potential common shares outstanding	10,087	10,039	10,024	10,013

Net income per share:
Basic and Diluted	$0.05	$0.08	$0.12	$0.04

For the 13 and 39 weeks ended September 27, 2009, common stock options of 1,418,148 and 1,540,635, respectively, were not included in the computation of diluted earnings per share as their impact would have been anti-dilutive. For the 13 and 39 weeks September 28, 2008, common stock options of 1,617,621 and 1,591,129, respectively, were not included in the computation of diluted earnings per share as their impact would have been anti-dilutive.

6. INCOME TAXES

The IRS is currently examining the Company's 2006 and 2007 tax years. During the second quarter of 2009, the IRS proposed an adjustment related to inventory capitalization with a proposed tax assessment of $837,000. After considering restaurant specific company operations, the IRS issued a revised proposed adjustment with a proposed tax assessment of $321,000. The Company subsequently submitted one additional revision to the calculation resulting in a proposed tax assessment of $161,000. The IRS is currently reviewing this revised calculation.

The Company has recorded a tax liability of $161,000 related to the IRS proposed adjustment. It has also recorded unrecognized tax benefits for the impact of the uncertain tax position on inventory capitalization on other years following the examination period and on the Company's filings in states where the Company does business. As a result of the uncertain tax position on inventory capitalization and minor changes in other unrecognized tax benefits, the Company's ending balance of unrecognized tax benefits is $587,000.

The Company has unrecognized tax benefits of approximately $247,000 that should be resolved within the next year. The IRS indicated that it will not propose any additional adjustments for the 2006 and 2007 years and, as of the end of the quarter, the Company was not under examination by any other major tax jurisdiction. Therefore, the Company is not aware of any other events that might significantly impact the balance of unrecognized tax benefits during the next twelve months.

The Company classifies interest expense and penalties from income tax liabilities and interest income from income tax refunds as additional income tax expense or benefit, respectively. During the first three quarters, the Company incurred interest expense and interest income that net to $10,000. The balance of the Company's net accrued interest expense at the end of the quarter was $64,000.

7. CREDIT FACILITY

On May 13, 2008, the Company entered into a $5.0 million revolving line of credit and a $15.0 million non-revolving line of credit (the “Credit Facility”) with Pacific Western Bank (the “Bank”). The revolving line of credit calls for monthly interest payments beginning June 5, 2008 at a variable interest rate based on the prime rate plus 0.25%, resulting in an initial rate of 5.25%. All outstanding principal plus accrued unpaid interest on the revolving line of credit is due May 13, 2010. The non-revolving line of credit calls for each advance to be evidenced by a separate note. Each advance shall have a maximum term of 57 months with an interest rate based on the prime rate plus 0.25%. Payments on advances shall be interest only for the first nine months, then principal and interest payments monthly. Both lines are collateralized by all assets of the Company and guaranteed by its subsidiaries. In addition, both lines require the Company to maintain its primary depository relationship with the Bank and the related accounts are subject to the right of offset for amounts due under the lines. Both lines are subject to certain financial and non-financial debt covenants and include a restriction on the payment of dividends without prior consent of the Bank. As of September 27, 2009, there were no funded borrowings outstanding under the Credit Facility. At September 27, 2009, the Company had $2.4 million of availability under the revolving line of credit, net of $2.6 million of outstanding letters of credit, and $15.0 million of availability under the non-revolving line of credit.

8. IMPAIRMENT OF LONG-LIVED ASSETS

In accordance with Codification 360.10 and 205.20, Authoritative Guidance for Property, Plant and Equipment (ASC 360.10 and ASC 205.20), long-lived assets, such as property and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated discounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. For the 13-week and 39-week periods ended September 27, 2009, the Company recorded impairment charges of $26,000 and $385,000, respectively, related to five under-performing stores.

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

Overview

We opened our first restaurant under the name “Rubio’s, Home of the Fish Taco” in 1983. As of September 27, 2009, we have grown to 197 restaurants, including 192 company-operated, two licensed and three franchised locations. We position our restaurants in the high-quality, fresh and distinctive fast-casual Mexican cuisine segment of the restaurant industry. In the near term, we will focus on building units in our current markets. In the longer term, our vision is to be widely-recognized as the favorite national restaurant concept serving delicious and unique Baja-inspired food. Our primary strategic objective is to become a leading brand in the growing fast-casual industry segment.

2009 Highlights

Revenue Growth.   Revenues for the quarter increased 3.1% to $48.4 million in the third quarter of 2009, compared to $47.0 million in the third quarter of 2008. Comparable store sales for the quarter decreased 2.7%, due primarily to a 5.4% decrease in transactions offset by a 2.8% higher check average. On a year-to-date basis, revenues increased 6.8% to $143.4 million in 2009, compared to $134.3 million in 2008. Comparable store sales on a year-to-date basis decreased 0.1%, due primarily to a 5.9% decrease in transactions offset by a 6.1% higher check average. We believe the decrease in transactions is in large part due to the loss of price-sensitive customers, as well as general economic conditions, unemployment and the impact of the sub-prime mortgage crisis. Our average unit volume for stores opened at least twelve periods decreased to $1,003,000 as of September 27, 2009, compared to $1,010,000 as of September 28, 2008, due to comparable store sales decreases compared to 2008.

Restaurant Development.   We opened nine company-owned restaurants in the first three quarters quarter of 2009 and had one more under construction at the end of the third quarter. We currently plan to open 10 company-owned restaurants in fiscal 2009 in our existing geographic markets. The current slow down in housing, combined with the weak economy has caused us to focus almost exclusively on sites located in mature trade areas, where we will look for attractive long-term opportunities in the softening real estate market. This narrower focus has limited our growth in 2009 and could continue to do so in 2010. Our three-year expansion plan begins with an annual unit growth rate of approximately 5% in 2009, and increases to 10% in 2010 and 15% by 2011. We intend to tailor our expansion plan during 2010 and 2011 based on economic conditions, our financial results and our ability to continue to satisfy the covenants contained in our credit facility.

Restaurant Profitability.   Cost of sales as a percentage of restaurant sales decreased to 26.5% in the third quarter of 2009 from 28.3% in the third quarter of 2008. Year-to-date cost of sales was 26.7% of restaurant sales as compared to 28.7% for the same period last year. The improvement in cost of sales was due primarily to our ability to leverage menu price increases taken in July 2008 and January 2009 which we were able to leverage through favorable supply agreements and product reformulation efforts. Restaurant labor cost as a percentage of restaurant sales for the quarter increased to 31.8% in the third quarter of 2009 compared to 30.5% in the third quarter of 2008. Year-to-date restaurant labor increased to 32.3% as compared to 31.5% in 2008. The impact of our menu price increases on restaurant labor was offset by wage increases given in 2008 and higher incentive compensation paid to our restaurant managers as a result of quarter-over-quarter improvement in restaurant-level profitability. In addition, during the third quarter of 2008, we recorded a favorable adjustment to our worker’s compensation reserve of approximately $181,000 that resulted primarily from the closure of a large number of cases and our continued focus on safety in our restaurants. Restaurant occupancy and other costs as a percentage of restaurant sales for the third quarter and year-to-date increased to 25.6% and 24.8%, respectively, in 2009, compared to 23.6% and 23.6%, respectively, in 2008. The increase in restaurant occupancy and other costs was primarily due to higher advertising expenditures, including the cost of a segmentation study designed to help us better understand our target guests, as well as higher repair and service contracts expense associated with a preventative maintenance program implemented during the fourth quarter of 2008 that focused on better maintaining restaurant equipment. We are also putting significant effort into negotiating better terms on 32 leases that are up for renewal this year.

General and Administrative Expenses.  General and administrative expenses were $4.5 million or 9.3% of revenues in the third quarter of 2009 compared to $4.5 million or 9.6% of revenues in the third quarter of 2008. Year-to-date general and administrative expenses decreased to $13.1 million and 9.1% of revenue in 2009 compared to $13.6 million and 10.1% of revenue in 2008. The decrease in general and administrative expenses as a percentage of revenue in the 2009 quarter and year-to-date periods is primarily due to a decrease in non-cash share-based compensation, legal and professional fees, offset by increased compensation related costs.

Results of Operations

All comparisons in the following section between 2009 and 2008 refer to the 13-week (“quarter”) and 39-week (“year-to-date”) periods ended September 27, 2009 and September 28, 2008, respectively, unless otherwise indicated.

The following table sets forth our operating results, expressed as a percentage of total revenues, except where noted, with respect to certain items included in our statements of operations.

	13 Weeks Ended		39 Weeks Ended
	September 27, 2009	September 28, 2008	September 27, 2009	September 28, 2008
Total revenues	100.0%	100.0%	100.0%	100.0%
Costs and expenses:
Cost of sales (1)	26.5	28.3	26.7	28.7
Restaurant labor (1)	31.8	30.5	32.3	31.5
Restaurant occupancy and other (1)	25.6	23.6	24.8	23.6
General and administrative expenses	9.3	9.6	9.1	10.1
Depreciation and amortization	5.1	5.1	5.2	5.2
Pre-opening expenses	0.1	0.3	0.2	0.4
Asset impairment and store closure expense (reversal)	0.1	—	0.3	—
Loss on disposal/sale of property	0.2	0.1	0.2	0.2
Operating income	1.4	2.6	1.3	0.5
Other (expense) income, net	—	(0.1)	(0.1)	(0.1)
Income before income taxes	1.3	2.6	1.2	0.4
Income tax expense	0.3	0.9	0.4	0.1
Net income	1.0	1.7	0.9	0.3

(1) As a percentage of restaurant sales

The following table summarizes the number of restaurants:

	September 27, 2009	September 28, 2008
Company-operated	192	181
Franchised	3	2
Licensed	2	2
Total	197	185

Revenues

Total revenues were $48.4 million in the third quarter of 2009 as compared to $47.0 million in the third quarter of 2008. Year-to-date revenues increased to $143.4 million in 2009, compared to $134.3 million in 2008. The quarter over quarter increase in revenue of $1.4 million was primarily the result of three factors: first, 12 restaurant openings in fiscal 2008 and nine in 2009 contributed sales of $3.0 million; second, one restaurant closure in fiscal 2008 and two in fiscal 2009 offset the increase by $370,000; and third, decreased comparable store sales of $1.2 million, or 2.7% in the current year. The third quarter comparable store sales decrease was due to an increase in average check size of 2.8% offset by a decrease in the number of transactions of 5.4%.

Costs and Expenses

Cost of sales as a percentage of restaurant sales decreased to 26.5% in the third quarter of 2009 as compared to 28.3% in the third quarter of 2008. Year-to-date cost of sales was 26.7% of restaurant sales as compared to 28.7% for the same period last year. The quarter over quarter and year-to-date decreases as a percentage of sales are due to menu price increases in July 2008 and January 2009, in addition to the second quarter 2008 price increase on our taco Tuesday promotion, which we were able to leverage through favorable supply agreements and product reformulation efforts, offset by continued food cost inflation pressure. In addition, menu engineering efforts allowed us to reduce food costs while maintaining quality and flavor profiles.

Restaurant labor as a percentage of sales increased to 31.8% in the third quarter of 2009 compared to 30.5% in the third quarter of 2008. Year-to-date restaurant labor increased to 32.3% as compared to 31.5% in 2008. The increase in restaurant labor was primarily attributable to increased bonus expense associated with our short and long term incentive plans. In order to retain the most talented people, we provide our restaurant managers with a combination of short term and long term incentives that are based on improvement in restaurant profitability. In addition, during the third quarter of 2008, we recorded a favorable adjustment to our worker’s compensation reserve of approximately $181,000 that resulted primarily from the closure of a large number of cases and our continued focus on safety in our restaurants.

Restaurant occupancy and other costs as a percentage of restaurant sales for the third quarter and year-to-date increased to 25.6% and 24.8%, respectively, in 2009, compared to 23.6% and 23.6%, respectively, in 2008. The quarter-to-quarter and year-to-date increases are primarily due to higher advertising expenditures, including the cost of a segmentation study designed to help us better understand our target guests, as well as higher repair and service contracts expense associated with a preventative maintenance program implemented during the fourth quarter of 2008 that focused on better maintaining restaurant equipment.

General and administrative expenses were $4.5 million or 9.3% of revenues in the third quarter of 2009 compared to $4.5 million or 9.6% of revenues in the third quarter of 2008. Year-to-date general and administrative expenses decreased to $13.1 million and 9.1% of revenue in 2009 compared to $13.6 million and 10.1% of revenue in 2008. The decrease in general and administrative expenses as a percentage of revenue in the 2009 quarter and year-to-date periods is primarily due to a decrease in non-cash share-based compensation costs, legal and professional fees, offset by an increase in wages and wage-related expenses. In addition, in the year-to-date period of 2008, we incurred additional costs associated with our decision to cancel our plans to build four restaurants in developing trade areas in Northern California.

Depreciation and amortization increased to $2.5 million and $7.4 million for the third quarter and year-to-date 2009, respectively, as compared with $2.4 million and $7.0 million for the same period in 2008. The increase is due to our continued expansion efforts, which included the addition of 17 restaurants throughout 2008 and nine in the first three quarters of 2009.

Pre-opening expenses decreased to $63,000 in the third quarter of 2009, compared to $130,000 in the third quarter of 2008. On a year-to-date basis, pre-opening expenses decreased to $339,000 in 2009 from $488,000 in 2008. This decrease is due to the slightly slower pace in development that has resulted from our shift exclusively towards sites located in mature trade areas.

Asset impairment and store closure expense (reversal) consisted of a $385,000 asset impairment in the year-to-date period in 2009, compared to a $46,000 store closure reversal in the year-to-date period in 2008. In the 2009 year-to-date period, the asset impairment charge related to the carrying amount of certain long-lived assets exceeding the fair value of the assets at five under-performing stores. On a year-to-date basis in 2008, a store closure reversal of $91,000 was due to our decision to re-brand a location in the Fort Collins, Colorado area that was closed in 2001 and was offset by a $45,000 store closure expense related to the closure of our Beverly Center location.

Loss on disposal/sale of property was $75,000 in the third quarter of 2009 and $259,000 for year-to-date 2009, compared to $57,000 and $219,000, respectively, for the same time periods in 2008. The loss on disposal in the 2009 quarter and year-to-date periods consists of normal disposal costs associated with the ordinary course of our business. The loss on disposal in the 2008 year-to-date period was primarily due to the closure of our Beverly Center location in Los Angeles, California.

Other (expense) income, net, decreased to an expense of $21,000 for the third quarter and $92,000 for year-to-date in 2009, as compared to expense of $42,000 and $73,000 for the same time periods in 2008, respectively. The increase in interest expense in the 2008 year-to-date periods is due to interest accruals related to our class action settlement in addition to the amortization of debt issuance costs incurred in conjunction with the new credit facility we secured during fiscal 2008.

The 2009 income tax provision reflects the projected annual tax rate of 27.6%. The 2008 income tax provision reflects the projected annual tax rate of 35.4%. We report interest accruals for uncertain income tax positions as additional income tax expense and, in the first three quarters of 2009, we accrued $9,000 of additional interest. This accrual increased the 2009 year-to-date rate to 29.3%. The final 2009 annual tax rate cannot be determined until the end of the fiscal year. As a result, the actual rate could differ from our current estimate.

Liquidity and Capital Resources

Since we became public in 1999, we have funded our capital requirements primarily through cash flows from operations. We generated $7.8 million in cash flows from operating activities for the 39 weeks ended September 27, 2009, and generated $9.1 million for the 39 weeks ended September 28, 2008. The decrease in cash flows from operating activities for the 39 weeks ended September 27, 2009 is due to the second of three $2.5 million installment payments associated with the 2007 settlement of a class action lawsuit, changes in operating assets and liabilities, and non-cash expenses, including depreciation, amortization and non-cash share-based compensation, offset by higher net income.

Net cash used in investing activities was $6.5 million for the 39 weeks ended September 27, 2009 compared to $6.3 million for the 39 weeks ended September 28, 2008. Net cash used in investing activities for the 39 weeks ended September 27, 2009 and September 28, 2008 included $6.5 million and $9.4 million in capital expenditures, respectively. The year-over-year net increase in cash used in investing activities was driven by decreased new store development activity offset by proceeds from the release of restricted cash that was collateralizing standby letters of credit during 2008.

Net cash provided by (used in) financing activities was $323,000 provided for the 39 weeks ended September 27, 2009 compared to $243,000 used for the 39 weeks ended September 28, 2008. Financing activities for the 2009 period consisted of proceeds from the exercise of common stock options in addition to excess tax benefits from share-based compensation. Financing activities for the 2008 period consisted of the payment of debt issuance costs.

On May 13, 2008, we entered into a $5.0 million revolving line of credit and a $15.0 million non-revolving line of credit (the “Credit Facility”) with Pacific Western Bank (the “Bank”). The revolving line of credit calls for monthly interest payments, which began June 5, 2008 at a variable interest rate based on the prime rate plus 0.25%, resulting in an initial rate of 5.25%. All outstanding principal plus accrued unpaid interest on the revolving line of credit is due May 13, 2010. The non-revolving line of credit calls for each advance to be evidenced by a separate note. Each advance shall have a maximum term of 57 months with an interest rate based on the prime rate plus 0.25%. Payments on advances shall be interest only for the first nine months, then principal and interest payments monthly. Both lines are collateralized by all of our assets and guaranteed by our subsidiaries. In addition, both lines require us to maintain our primary depository relationship with the Bank and the related accounts are subject to the right of offset for amounts due under the lines. Both lines are subject to certain financial and non-financial debt covenants and include a restriction on the payment of dividends without prior consent of the Bank. As of September 27, 2009, there were no funded borrowings outstanding under the Credit Facility. At September, 2009, we had $2.4 million of availability under the revolving line of credit, net of $2.6 million under outstanding letters of credit, and $15.0 million of availability under the non-revolving line of credit.

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

We believe that the anticipated cash flows from operations and the availability on our line of credit agreements, combined with our cash and cash equivalents of $7.4 million as of September 27, 2009 will be sufficient to satisfy our working capital needs, required capital expenditures and class action settlement obligations for the next 12 months. We intend to tailor our expansion plan during 2009 based on economic conditions, our financial results and our ability to continue to satisfy the covenants contained in the Credit Facility. If our financial results drop below our expectations or we are unable to comply with the covenants in the Credit Facility, we will slow or curtail our expansion plan. Nevertheless, changes in our operating plans, lower than anticipated sales, increased expenses, potential acquisitions or other events may cause us to seek additional or alternative financing sooner than anticipated. Additional or alternative financing may not be available on acceptable terms, or at all. Failure to obtain additional or alternative financing as needed could have a material adverse effect on our business and results of operations.

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

Management evaluates these estimates and assumptions, which include those relating to impairment of assets, restructuring charges, contingencies and litigation, and estimates related to our uncertain income tax position liability, on an ongoing basis. Our estimates and assumptions have been prepared on the basis of the most current available information, and actual results could differ from these estimates under different assumptions and conditions.

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

Recent Accounting Pronouncements

As of September 27, 2009, we adopted the Financial Accounting Standards Board (FASB) authoritative guidance on the Accounting Standards Codification (“Codification” or “ASC”) and the hierarchy of U.S. GAAP (ASC 105.10), which establishes the Codification as the sole source of authoritative guidance recognized by the FASB to be applied by nongovernmental entities. Accordingly we have revised references to legacy U.S. GAAP to be consistent with the Codification in our publicly issued consolidated financial statements, starting with the accompanying unaudited condensed consolidated financial statements and disclosures for the periods ended September 27, 2009. Adoption of this authoritative guidance did not have a material impact on our unaudited condensed consolidated financial statements.

In May 2009, the FASB issued Codification 855.10, Authoritative Guidance for Subsequent Events (ASC 855.10), which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date, but before the financial statements are issued or available to be issued (“subsequent events”). ASC 855.10 requires disclosure of the date through which the entity has evaluated subsequent events and the basis for that date. For public entities, this is the date the financial statements are issued. ASC 855.10 is effective for interim or annual periods ending after June 15, 2009. We implemented ASC 855.10 during the quarter ended June 28, 2009. We evaluated for subsequent events through November 4, 2009, the issuance date of our financial statements, and no recognized or non-recognized subsequent events were noted.

In April 2009, the FASB issued Codification 825.10.65.1, Authoritative Guidance for Financial Instruments (ASC 825.10.65.1). The ASC amends ASC 825.10.50, Authoritative Guidance for Disclosure of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. ASC 825.10.65.1 is effective for all interim and annual reporting periods ending after June 15, 2009. The adoption of ASC 825.10.65.1 did not have a material impact on our consolidated financial statements.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our market risk exposures are related to our cash and cash equivalents. We invest our excess cash in highly liquid short-term investments with maturities of less than one year. The portfolio consists primarily of money market instruments. As of September 27, 2009, we had no investments with maturities in excess of one year. These investments are not held for trading or other speculative purposes. Changes in interest rates affect the investment income we earn on our investments and, therefore, impact our cash flows and results of operations. Due to the types of our investments, a 10% change in period-end interest rates or a hypothetical 100-basis-point adverse change in interest rates would not have a significant negative effect on our financial results.

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

Impact of Inflation

The primary areas of our operations affected by inflation are food, supplies, labor, fuel, lease, utility, insurance costs and materials used in the construction of our restaurants. Substantial increases in costs and expenses, particularly food, supplies, labor, fuel and operating expenses could have a significant impact on our operating results to the extent that such increases cannot be passed through to our guests. Our leases require us to pay taxes, maintenance, repairs, insurance and utilities, all of which are subject to inflationary increases. We believe inflation with respect to food, labor, insurance and utility expense has had a material impact on our results of operations in both the third quarters of 2009 and 2008.

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

Unrelated to the discovery of the material weakness, we had previously retained and outsourced all of our payroll processing and payroll tax preparation functions to Automatic Data Processing, Inc. (“ADP”) and ADP Tax Services, Inc. beginning with the first payroll run in our 2009 fiscal year. In response to the discovery of the material weakness, we implemented additional and revised internal control policies and procedures during the second quarter of 2009 focused on improving the segregation of duties in our accounting staff so that no one employee is responsible for both receiving notices and correspondence from the IRS and providing the information necessary to prepare our payroll tax returns. These measures, as well as our retention of ADP, remediated the above identified material weakness and strengthened our control processes and procedures. We have operated with and tested these remedial procedures through the date of this quarterly report, and our Chief Executive Officer and Chief Financial Officer have concluded that they are operating effectively. These controls have not been subject to audit by our independent registered public accounting firm.

PART II - OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

In March 2007, the Company reached an agreement to settle a class action lawsuit related to how it classified certain employees under California overtime laws. The lawsuit was similar to numerous lawsuits filed against restaurant operators, retailers and others with operations in California. The settlement agreement, which was approved by the court in June 2007, provides for a settlement payment of $7.5 million payable in three installments. The first $2.5 million installment was distributed on August 31, 2007 and the second $2.5 million installment was paid into a qualified settlement fund on December 29, 2008. The third and final installment of $2.5 million is due on or before June 28, 2010. As of September 27, 2009, the remaining balance of $2.5 million, plus accrued interest of $255,000, was accrued in “Accrued expenses and other liabilities”. The Company learned that 140 current and former employees who qualified to participate as class members in this class action settlement were not included in the settlement list approved by the court. The Company filed a motion requesting the court to include these individuals in the approved settlement and to provide that their claims are payable out of the aggregate settlement payment, as the Company believes the parties intended when they reached a settlement. The matter has not yet been finally resolved and there is no assurance that the Company will be successful.

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

On October 16, 2009, Sanjay Israni, a stockholder of the Company, filed a class action lawsuit against the Company, the Company’s directors and officers and Alex Meruelo, a stockholder of the Company, in California Superior Court alleging a breach of fiduciary duties by the Company’s officers and directors arising out of the Company’s receipt of an unsolicited proposal to acquire all of the Company’s outstanding common stock by a group consisting of Mr. Meruelo and his affiliates and Levine Leichtman Capital Partners IV, L.P. (collectively, the “Meruelo Group”) for $8 per share. The lawsuit seeks to enjoin the Company and its directors and officers from consummating a sale of the Company to the Meruelo Group, and does not seek any monetary damages. The Company believes this lawsuit is without merit.  The Company does not have, and has never had, an agreement or arrangement to sell any stock or assets to the Meruelo Group.  On October 29, 2009, the Company announced that its Board of Directors had rejected the unsolicited proposal from the Meruelo Group after unanimously determining that the proposal was not in the best interests of the Company’s stockholders. The Company intends to vigorously defend against this lawsuit. The Company maintains directors’ and officers’ liability insurance, and has tendered the defense of this lawsuit to its insurance carrier.

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

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we are required annually to furnish a report by our management on our internal control over financial reporting. Such report must contain, among other matters, an assessment by our Chief Executive Officer and our Chief Financial Officer on the effectiveness of our internal control over financial reporting, including a statement as to whether or not our internal control over financial reporting is effective as of the end of our fiscal year. This assessment must include disclosure of any material weakness in our internal control over financial reporting identified by management. In addition, we will be required to obtain an audit report from our independent registered public accounting firm that covers the effectiveness of our internal controls over financial reporting as early as our annual report on Form 10-K for our fiscal year ending December 26, 2010. Performing the system and process documentation and evaluation needed to comply with Section 404 is both costly and challenging. We have in the past discovered, and may in the future discover, areas of internal controls that need improvement. For example, in April 2009, we identified a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. For a detailed description of this material weakness see “Part I — Item 4T — Controls and Procedures” of this quarterly report on Form 10-Q. Although we remediated this material weakness prior to the end of the second quarter of 2009, if we identify another material weakness in our internal control over financial reporting in the future, neither our management nor our independent registered public accounting firm will be able to assert that our internal control over financial reporting and/or our disclosure controls and procedures are effective, and we could be required to further implement expensive and time-consuming remedial measures. In addition, our internal control over financial reporting may not be capable of preventing or detecting all errors and all fraud. Any control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. If we fail to maintain effective internal control over financial reporting we could lose investor confidence in the accuracy and completeness of our financial reports, which could have a material adverse effect on our stock price.

Item 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable

Item 3: DEFAULTS UPON SENIOR SECURITIES

Not applicable

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The following matters were submitted to a vote of the Company’s stockholders at the annual meeting of stockholders held on July 30, 2009:

(1)
Election of two directors of the Company to hold office until the 2012 annual meeting of the stockholders and until their respective successors are duly elected and qualified. The following nominees were elected by the following votes:

Nominee	For	Withheld

Ralph Rubio	9,556,696	4,805
Kyle A. Anderson	9,555,802	5,699

The following individuals are continuing directors with terms expiring upon the 2010 Annual Meeting of Stockholders: Daniel E. Pittard and Timothy J. Ryan.

The following individuals are continuing directors with terms expiring upon the 2011 Annual Meeting of Stockholders: Craig S. Andrews, J.D, William R. Bensyl and Loren C. Pannier.

(2)	Ratification of the selection of KPMG, LLP as the Company’s independent registered public accounting firm for the year ending December 27, 2009, as follows:

For	Against	Abstain

9,521,402	36,449	3,527

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

Dated: November 4, 2009
/s/ Dan Pittard
Dan Pittard
President and Chief Executive Officer
(principal executive officer)
Dated: November 4, 2009
/s/ Frank Henigman
Frank Henigman
Chief Financial Officer
(principal financial and accounting officer)