Form 10-K
period 2009-12-27
RUBIOS RESTAURANTS INC
filed 2010-03-26
CIK 1082423

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 27, 2009
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
Yes ☐ No ☑

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 and Regulations S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, as defined in Rule 12b-2 of the Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

The aggregate market value of the voting stock held by non-affiliates of the registrant based upon the closing sale price of the registrant’s common stock on June 26, 2009 as reported on the NASDAQ Global Market was approximately $47,525,064. For purposes of this calculation, shares of common stock held by each officer and director and by each person or group who owns 5% or more of the outstanding common stock have been excluded from the calculation of aggregate market value as such persons or groups may be deemed to be affiliates.

As of March 22, 2010, there were 10,035,127 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of our definitive proxy statement for the 2010 annual meeting of stockholders are incorporated by reference into Part III of this annual report on Form 10-K. Our 2010 annual meeting of stockholders is scheduled to be held on July 29, 2010. We intend to file our definitive proxy statement with the Securities and Exchange Commission not later than 120 days after the conclusion of our fiscal year ended December 27, 2009.

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

PART I.

Item 1. BUSINESS

As of March 22, 2010, we own and operate 195 fast-casual Mexican restaurants, one licensed location, and three franchised restaurants that offer high-quality, fresh and distinctive Mexican cuisine, at attractive prices; including chargrilled chicken, steak and fresh seafood items such as burritos, tacos and quesadillas inspired by the Baja, California region of Mexico. We were incorporated in California in 1985 and re-incorporated in Delaware in October 1997. We have two wholly owned subsidiaries, Rubio’s Restaurants of Nevada, Inc., which was incorporated in Nevada in 1997, and Rubio’s Incentives, LLC, which was organized in Arizona in 2008. Our restaurants are located in California, Arizona, Nevada, Colorado and Utah. As of March 22, 2010, we had approximately 3,800 employees.

RUBIO’S FRESH MEXICAN GRILL® CONCEPT

The Rubio’s Fresh Mexican Grill® concept evolved from the original “Rubio’s, Home of the Fish Taco®” concept, which our co-founder Ralph Rubio first developed following his college spring break trips to the Baja peninsula of Mexico in the mid-1970s. Ralph and his father, Raphael, opened the first Rubio’s® restaurant 25 years ago in the Mission Bay area of San Diego, California and introduced fish tacos to America. Building on the initial success of the concept, we expanded our menu and upgraded our restaurant layout over the years to appeal to a broader customer base, including a concept name change to Rubio’s Baja Grill® in 1997 to reflect these improvements. In 2002, Rubio’s further evolved, completing a transformation from Rubio’s original fish taco concept to Rubio’s Fresh Mexican Grill. The Rubio’s concept now features grilled chicken, steak and seafood items as well as our original Baja-style World Famous Fish TacosSM. In 2007, we completed a multi-year re-imaging program for our existing restaurants so that our interiors and exteriors display distinctive designs that match our high-quality, fresh food. In 2007, we rolled out Rubio’s A-Go-Go, which features major enhancements in our to-go, delivery and catering program that include improved packaging, product offerings, order processing and order fulfillment that we believe makes our program more convenient and attractive for our guests. Since the end of fiscal 2002 through March 22, 2010, the number of company-owned restaurants has increased from 135 to 195. We believe Rubio’s Fresh Mexican Grill is well positioned as an innovator in the fast-casual Mexican cuisine segment. The critical elements of our market positioning are as follows:

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

•
EXECUTE FOCUSED REGIONAL EXPANSION STRATEGY. We believe that our restaurant concept has significant opportunities for expansion in both our existing and neighboring markets. An expansion strategy focused primarily on company-owned unit growth will allow us to grow our brand and maintain the quality of food and service expected by our customers. We generally target high-traffic, high-visibility end-cap locations in urban and suburban markets with medium to high family income levels. Our three-year expansion plan includes an annual unit growth rate of approximately 10% compounded annually beginning in 2010. We currently plan to open 20 company-owned restaurants in fiscal 2010 in our existing geographic markets. The current slow down in housing, combined with general economic climate, has caused us to focus almost exclusively on sites located in mature trade areas. This narrower focus could limit our growth potential in 2010 and 2011. In addition, we secured a line of credit in 2008 to support our planned restaurant growth. We intend to tailor our expansion plan during fiscal 2010 based on economic conditions, our financial results and our ability to continue to satisfy the covenants contained in our credit facility. If our financial results drop below our expectations or we are unable to comply with the covenants in our credit facility, we will slow or curtail our expansion plan.

UNIT ECONOMICS

For purposes of analyzing our store operating results, and to eliminate the effects of start-up, training, and other costs associated with new store openings, we measure comparable store results on only those units that have been open for at least 15 months. During fiscal 2009, we had 177 units that were open for over 15 months. These units generated average sales of $1,001,000 per unit, average operating income of $122,000, or 12.2% of sales, and average operating cash flows of $169,000, or 16.8% of sales. Comparable store sales decreased 0.7% in fiscal 2009 following a decrease of 2.4% in fiscal 2008 and an increase of 6.2% in fiscal 2007.

These results are not necessarily indicative of our future results or the results we may obtain in other units currently open, or those we may open in the future.

EXISTING LOCATIONS

The following table sets forth information about our existing restaurants as of March 22, 2010. We own and operate 195 restaurants. We also have three franchised locations in Las Vegas, Nevada and have licensed our concept to another restaurant operator for a non-traditional location at Petco Park Stadium in San Diego. The majority of our restaurants are in high-traffic retail centers and are not stand-alone units.

Company-Owned and Operated Locations	Opened
Los Angeles Area	76
San Diego Area	48
Phoenix/Tucson Area	29
Denver Area	4
San Francisco Area	15
Sacramento Area	11
Las Vegas Area	5
Salt Lake City Area	7
Total Company-Owned Locations	195

Franchise and Licensed Locations
San Diego Area	1
Las Vegas Area	3
Total Franchised and Licensed Locations	4

 We currently lease all of our restaurant locations with the exception of one owned building. We plan to continue to lease substantially all of our future restaurant locations in high-traffic retail centers where purchasing the building is not an option.

Historically, our restaurants have ranged from 1,800 to 3,300 square feet, excluding our smaller, food court locations. We expect the size of our future sites to range from 2,000 to 2,800 square feet. We intend to continue to develop restaurants that will require, on average, a total cash investment of approximately $500,000 to $600,000, net of any tenant improvement allowances and excluding estimated pre-opening expenses of approximately $50,000 to $60,000 per unit, which includes approximately $15,000 to $25,000 of non-cash rent expense during the build-out period.

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

Our three-year expansion plan includes an annual unit growth rate of approximately 10% compounded annually beginning in 2010. We currently plan to open 20 company-owned restaurants in fiscal 2010 in our existing geographic markets. The current slow down in housing, combined with the general economic climate, has caused us to focus almost exclusively on sites located in mature trade areas. The uncertain economy could limit our growth potential in 2010 and 2011. In addition, we secured a line of credit in 2008 to support our planned restaurant growth. We intend to tailor our expansion plan during fiscal 2010 based on economic conditions, our financial results and our ability to continue to satisfy the covenants contained in our credit facility. If our financial results drop below our expectations or we are unable to comply with the covenants in our credit facility, we will slow or curtail our expansion plan.

In connection with our strategy to expand into selected markets, we have and will continue to consider franchising our restaurant concept. We currently have a limited franchising program. As of March 22, 2010, we have one signed franchise development agreement. This agreement represents a commitment to open five restaurants in five years. The franchisee under this agreement opened its first restaurant in April 2006, its second restaurant in August 2007 and its third restaurant in November 2008. We are currently evaluating our options with respect to the franchising program, and the management and financial resources that will be required to build the operational infrastructure needed to support the franchising of our restaurants.

MENU

Our made-to-order menu – including our signature World Famous Fish Tacos® – features burritos, soft-shell tacos, Grilled Gourmet Tacos™, enchiladas, quesadillas, nachos and salads. All our products are made with high-quality ingredients including marinated, chargrilled chicken breast and carne asada steak as well as seafood such as chargrilled mahi mahi and salmon, sautéed shrimp, and Alaska Pollock, all inspired by the Baja, California region of Mexico. Complete meals of two tacos, “no-fried” pinto beans, and tortillas chips are featured. Through our menu variety, we strive to maintain our heritage of offering distinctive fish and seafood items, while also including a wide selection of chicken, pork and beef items. Accompaniments including guacamole, tortilla chips, “no-fried” pinto beans, black beans and rice are all made fresh daily in our restaurants. Each of our restaurants also provides self-serve salsa bars where guests may choose from four different salsas freshly-made in every restaurant. Our prices - targeted at the consumer willing to spend $5.00 to $10.00 for a meal - range from about $1.69 for our snack-size Street Tacos to $8.99 for a Cabo Plate – a Shrimp Burrito, Fish Taco and a side of “no-fried” pinto beans and tortilla chips. Most of our restaurants offer a selection of imported Mexican and domestic beers.

Our HealthMex® menu items, designed to have less than 30% calories from fat, include burritos served on whole-wheat tortillas, and tacos made with chargrilled chicken or mahi mahi.

While not a primary focus for Rubio’s, our Kid’s Meals combine an entrée – choice of Chicken Taquitos, Cheese Quesadilla or Bean & Cheese Burrito – with a side of “no-fried” pinto beans, rice, or tortilla chips, a drink, and a churro.

From time to time, we introduce limited-time-only products and promotions to provide added variety and encourage guest frequency. These products and promotions include, but are not limited to, Langostino lobster tacos and burritos, grilled chile-lime salmon tacos and burritos, and crispy shrimp tacos and burritos.

DECOR AND ATMOSPHERE

We believe that the decor and ambience of our restaurants are critical factors in our guests’ overall dining experience and that our restaurant interiors and exteriors display distinctive designs that match our high-quality, fresh food.

MARKETING

Our marketing mix includes a combination of regional radio advertising, in-store merchandising, public relations, neighborhood marketing, e-marketing and print media tactics. Where efficient, we use radio advertising as a marketing tool to increase brand awareness, attract new guests, and encourage existing guests to visit more frequently. Our advertising is designed to increase sales and transactions by conveying our brand positioning and creating awareness of new or limited-time products or promotions.

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

As part of our expansion strategy, we select markets that we believe will support multiple restaurants and the efficient use of advertising. We sometimes utilize local public relations initiatives to help establish brand awareness for new restaurants as we build toward media efficiency. We expect our marketing expenditures to increase as we add new restaurants and focus on building awareness to drive new guests to our restaurants and increase repeat visits by existing customers.

OPERATIONS

UNIT MANAGEMENT AND EMPLOYEES

We currently have approximately 3,800 employees. Our typical restaurant employs one general manager, one or two assistant managers, and 18 to 25 hourly employees, approximately 40% of whom are full-time employees and approximately 60% of whom are part-time employees. The general manager is responsible for the day-to-day operations of the restaurant, including food quality, service, staffing and product ordering. We seek to train and develop from within, or hire experienced general managers and staff and to motivate and retain them by providing opportunities for increased responsibilities and advancement, as well as performance-based cash incentives. These performance incentives are tied to sales and profitability. All hourly employees in our restaurants are eligible for self-funded health benefits 60 days after they are hired. All full-time restaurant management employees are eligible for health benefits the first day of the month following their hire date. Full-time corporate employees are eligible for health benefits on their hire date. Employees over 21 years of age who have worked for us for more than one year are eligible to participate in our 401(k) plan. Because the members of our executive leadership team are typically not eligible to participate in our 401(k) plan, we adopted a non-qualified, unfunded retirement savings plan effective December 1, 2007.

We currently employ one district general manager and 17 district managers, each of whom reports to one of two regional directors. These two regional directors in turn report to a Chief Operating Officer. These district managers oversee restaurant management in all phases of operation, as well as assist in opening new restaurants. These district managers are eligible to participate in our cash bonus plan, and the two regional directors are eligible to participate in our cash bonus and stock incentive plans.

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

QUALITY CONTROLS

Our emphasis on superior guest service is complemented by our Total Quality Control programs. We utilize an IVR and Web-based guest feedback program to continually monitor our performance against guest expectations. We also seek out and respond to direct comments and questions from guests who utilize our toll-free guest comment line and the “contact us” page on our Web-site. District managers are directly responsible for ensuring that guest comments are addressed appropriately to achieve a high level of guest satisfaction. Our Director of Total Quality Management is responsible for ensuring product consistency, quality and safety among our restaurants and suppliers.

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

COMPETITION

The restaurant industry is intensely competitive. There are many different segments within the restaurant industry that are distinguished by types of service, food types and price/value relationships. We position our restaurants in the high-quality, fresh and distinctive, fast-casual Mexican cuisine segment of the industry. In this segment, our direct competitors include, among others, Baja Fresh Mexican Grill, Bajio Mexican Grill, Café Rio Mexican Grill, Chipotle Mexican Grill, La Salsa Fresh Mexican Grill, and Qdoba Mexican Grill. We also compete indirectly with full-service Mexican restaurants including Chevy’s Fresh Mex, On The Border Mexican Grill & Cantina, and El Torito as well as other fast-casual restaurants including Corner Bakery Café, Jason’s Deli, Noodles & Company, Panera Bread, Paradise Bakery & Café, and Pei Wei Asian Diner. Competition in the fast-casual Mexican cuisine segment is based primarily upon food quality, taste, service, location, restaurant ambiance and price. Although we believe we compete favorably with respect to each of these factors, many of our direct and indirect competitors are well-established national, regional or local chains and have substantially greater financial, marketing, personnel and other resources. We also compete with many other retail establishments for site locations.

TRADEMARKS AND SERVICE MARKS

We have maintained registrations for various trademarks and service marks including, but not limited to, “Rubio’s,” “Rubio’s Fresh Mexican Grill,” “Rubio’s Baja Grill, Home of the Fish Taco,” “Home of the Fish Taco,” “World Famous Fish Taco,” “HealthMex,” “Fish (Pesky) Caricature,” “Baja Grill,” “Best of Baja,” “Rubio’s Crispy Shrimp,” “Rubio’s Street Tacos,” “Wrapsaladas,” “Beach Mex,” “Rubio’s a-Go-Go,” “Tacos a-Go-Go,” “Burritos a-Go-Go,” “Wrapsaladas a-Go-Go,” “Beach Mex Buffet,” “Baja Box,” and “Fiesta Kit” with the United States Patents and Trademark Office. In addition, we have filed “Cerveza Time,” “Rubio’s Street Burritos,” “Big Burrito Especial,” “Rubio’s Fish Taco Tuesdays,” “Taquitos a-Go-Go,” “Quesadillas a-Go-Go,” “Chopped Salad a-Go-Go,” “Sweet Treats a-Go-Go,” “Long Board Sampler,” and “Grilled Gourmet Tacos.” We believe that our trademarks, service marks and other proprietary rights have significant value and are important to the marketing of our restaurant concept.

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

SEC FILINGS; INTERNET ADDRESS

Our Internet address is www.rubios.com. We file our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports with the SEC and make such filings available, free of charge, on www.rubios.com , as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. The information found on our Web-site shall not be deemed incorporated by reference by any general statement incorporating by reference this report into any filing under the Securities Act of 1933 or under the Securities Exchange Act of 1934, except to the extent we specifically incorporate the information found on our Web-site by reference, and shall not otherwise be deemed filed under such Acts.

Our filings are also available through the SEC Web-site, www.sec.gov, and at the SEC Public Reference Room at 100 F Street, NE Washington DC 20549. For more information about the SEC Public Reference Room, you can call the SEC at 1-800-SEC-0330.

MANAGEMENT

OUR EXECUTIVE OFFICERS

As of March 22, 2010, our executive officers are as follows:

Name	Age	Position with the Company
Dan Pittard	60	President and Chief Executive Officer
Frank Henigman	47	Senior Vice President and Chief Financial Officer
Marc Simon	57	Chief Operating Officer
Lawrence Rusinko	49	Senior Vice President of Marketing
Gerry Leneweaver	63	Senior Vice President of People Services
Ken Hull	54	Senior Vice President of Development

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

MARC SIMON joined Rubio’s in November 2007 as Senior Vice President of Operations and was promoted to Chief Operating Officer in September 2009. Mr. Simon brings an extensive business and operations background to the Company. Most recently, he served as Chief Executive Officer for America’s Incredible Pizza Company in Tulsa, Oklahoma from October 2006 to August 2007. From 1994 to 1998, Mr. Simon worked for McDonald’s Corporation as Vice President for Corporate Development. He led the team that brought Chipotle Mexican Grill into McDonald’s and later served as Regional Director for Chipotle from 1998 to 2006. Mr. Simon has a master’s degree in Fine Arts and a master’s degree in Library and Informational Science from Case Western Reserve University and a Bachelor of Arts degree from Ohio University.

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

One of the most important financial measures to investors in restaurant businesses such as ours is comparable store sales. Investors use this measure to track our historic performance as well as to compare our trend results against other restaurant businesses. We expect that our comparable store sales (which include company-operated restaurants only and represent the change in period-over-period sales for restaurants that have had at least 15 full months of operations) in fiscal 2010 may continue to be adversely impacted by weak consumer spending resulting from the current adverse economic conditions. If our comparable store sales are lower than expected by investors or are otherwise disappointing, our stock price may be adversely affected.

CHANGES IN GENERAL ECONOMIC AND POLITICAL CONDITIONS AFFECT CONSUMER SPENDING AND MAY HARM OUR REVENUES, OPERATING RESULTS OR LIQUIDITY.

Our country is currently experiencing a significant economic downturn. The ongoing impacts of the housing crisis, rising unemployment and financial market weakness may further exacerbate current economic conditions. As the economy struggles, our customers may become more apprehensive about the economy and reduce their level of discretionary spending. A decrease in spending due to lower consumer discretionary income or consumer confidence in the economy could impact the frequency with which our customers choose to dine out or the amount they spend on meals while dining out, thereby decreasing our revenues and negatively affecting our operating results. Additionally, we believe there is a risk that if the current negative economic conditions persist for a long period of time and become more pervasive, consumers might make long-lasting changes to their discretionary spending behavior, including dining out less frequently on a more permanent basis. Additionally, many of the effects and consequences of the current economic crisis on our commercial partners are currently unknown. The adverse economic conditions may cause one or more of our commercial partners to close their businesses or to refuse or be unable to perform in accordance with our contracts or past practices with these third parties. If our bank or any of our suppliers, distributors or warehouse providers do not perform adequately or if any one or more of such entities seeks to terminate their agreement or fail to perform as anticipated, it could have a material adverse effect on our business, financial condition, results of operations and cash flows.

OUR ANALYSIS OF OUR STRATEGIC ALTERNATIVES MAY NOT RESULT IN A TRANSACTION ON FAVORABLE TERMS, OR AT ALL.

On October 29, 2009, we announced that our Board of Directors had unanimously rejected an unsolicited proposal from a group consisting of Alex Meruelo and his affiliates and Levine Leichtman Capital Partners IV, L.P. to acquire all of our outstanding common stock for $8.00 per share.  The Board, after a thorough review with our management, a Special Committee of the Board and its financial and legal advisors, determined that the proposal was not in the best interests of the Company’s stockholders.  At the same time, the Board announced that it had commenced a process to evaluate the Company’s strategic alternatives to enhance stockholder value, including an evaluation of the expressions of interest received by the Company.  Following the unsolicited proposal, our stock price increased significantly.  There can be no assurance that the analysis of the Company’s strategic alternatives will result in a transaction on favorable terms, or at all.  If we decide not to pursue a strategic alternative, our stock price may decrease to the trade levels we experienced before we received the unsolicited proposal in October 2009.

IF WE ARE NOT ABLE TO SUCCESSFULLY PURSUE OUR EXPANSION STRATEGY, OUR BUSINESS AND RESULTS OF OPERATIONS MAY BE ADVERSELY IMPACTED.

Our three-year expansion plan includes an annual unit growth rate of approximately 10% compounded annually beginning in 2010. We currently plan to open 20 company-owned restaurants in fiscal 2010 in our existing geographic markets. The current slow down in housing, combined with the adverse economic climate, has caused us to focus almost exclusively on sites located in mature trade areas. This narrower focus could limit our growth potential in 2010 and 2011. In addition, we secured a credit facility in 2008 to support our planned restaurant growth plan. We intend to tailor our expansion plan during 2010 based on economic conditions, our financial results and our ability to continue to satisfy the covenants contained in our credit facility. If our financial results drop below our expectations or we are unable to comply with the covenants in our credit facility as a result of the factors discussed in these risk factors, including the current adverse economic environment, we will slow or curtail our expansion plan.

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

WE DEPEND UPON A LIMITED NUMBER OF THIRD PARTY SUPPLIERS, DISTRIBUTORS AND WAREHOUSE PROVIDERS.

Our ability to maintain consistent quality menu items depends in part upon our ability to acquire fresh food products and related items, including essential ingredients used in the Mexican restaurant business from reliable sources in accordance with our specifications. Shortages or interruptions in the supply of fresh food products caused by unanticipated demand, problems in production or distribution, contamination of food products, an outbreak of food-borne diseases, inclement weather or other conditions could materially affect the availability, quality and cost of ingredients, which could adversely affect our business, financial condition, results of operations and cash flows. We have contracts with a limited number of suppliers, distributors and warehouse providers for our food, beverages and other supplies for our restaurants. In addition, the adverse economic conditions may cause one or more of our suppliers, distributors or warehouse providers to close their businesses or to refuse or be unable to perform in accordance with our contracts or past practices with these third parties. If any of our suppliers, distributors or warehouse providers do not perform adequately or if any one or more of such entities seeks to terminate its agreement or fails to perform as anticipated, or if there is any disruption in any of our supply relationships or distribution operations for any reason, it could have a material adverse effect on our business, financial condition, results of operations and cash flows. Our inability to replace our distribution operations and our suppliers in a short period of time on acceptable terms could increase our costs and could cause shortages at our restaurants of food and other items that may cause our restaurants to remove certain items from a restaurant’s menu or temporarily close a restaurant. If we temporarily close a restaurant or remove popular items from a restaurant’s menu, that restaurant may experience a significant reduction in revenue during the time affected by the shortage.

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

As of March 22, 2010, all but 11 of our existing restaurants are located in the western region of the United States. Accordingly, we are susceptible to fluctuations in our business caused by adverse economic or other conditions in this region, including natural disasters, terrorist activities or similar events. Our significant investment in, and long-term commitment to, each of our restaurants limits our ability to respond quickly or effectively to changes in local competitive conditions or other changes that could affect our operations. In addition, some of our competitors have many more units than we do. Consequently, adverse economic or other conditions in a region, a decline in the profitability of several existing restaurants or the introduction of several unsuccessful new restaurants in a geographic area, could have a more significant effect on our results of operations than would be the case for a company with a larger number of restaurants or with more geographically dispersed restaurants.

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

WE MAY BE LOCKED INTO LONG-TERM AND NON-CANCELABLE LEASES AND MAY BE UNABLE TO RENEW LEASES AT THE END OF THEIR TERMS.

Many of our current leases are non-cancelable and typically have an initial term of 10 years and one or more renewal terms of five years that we may exercise at our option. Leases that we enter into in the future likely will also be long-term and non-cancelable and have similar renewal options. If we close a restaurant, we may remain committed to perform our obligations under the applicable lease, which would include, among other things, payment of the base rent for the balance of the lease term. Alternatively, at the end of the lease term and any renewal period for a restaurant, we may be unable to renew the lease without substantial additional cost, if at all. We may close or relocate the restaurant, which could subject us to construction and other costs and risks, and could have a material adverse effect on our business. Additionally, the revenue and profit, if any, generated at a relocated restaurant, may not equal the revenue and profit generated at the existing restaurant.

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

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we are required to furnish a report by our management on our internal control over financial reporting. Such report must contain, among other matters, an assessment of the effectiveness of our internal control over financial reporting and audited consolidated financial statements as of the end of our fiscal year. This assessment must include disclosure of any material weaknesses in our internal control over financial reporting identified by management. This annual report on Form 10-K does not require an attestation from the Company’s independent registered public accounting firm, but we will be required to obtain that attestation as early as the annual report on Form 10-K for our fiscal year ending December 26, 2010. Performing the system and process documentation and evaluation needed to comply with Section 404 is both costly and challenging. We have in the past discovered, and may in the future discover, areas of internal controls that need improvement. During this process, if our management identifies one or more material weaknesses in our internal control over financial reporting, we will be unable to assert such internal control is effective. If we are unable to assert that our internal control over financial reporting is effective or if our independent registered public accounting firm is unable to attest that our management’s report is fairly stated or they are unable to express an unqualified opinion on the effectiveness of our internal controls, investors could lose confidence in the accuracy and completeness of our financial reports, which could have an adverse effect on our stock price.

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

THE INTERESTS OF OUR CONTROLLING STOCKHOLDERS MAY CONFLICT WITH YOUR INTERESTS.

As of March 22, 2010, our executive officers, directors and entities affiliated with them, in the aggregate, beneficially own approximately 31.3% of our outstanding common stock. These stockholders may be able to influence the outcome of matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may also have the effect of delaying or preventing a change in control of our Company and could also depress our stock price.

Item 1B. UNRESOLVED STAFF COMMENTS

None.

Item 2. PROPERTIES

Our corporate headquarters and the principal executive offices of our two wholly owned subsidiaries, consisting of approximately 16,500 square feet, are located in Carlsbad, California. We occupy our headquarters under a lease that was extended until March 31, 2011, with options to extend the lease for an additional eight years. As of March 22, 2010, we owned and operated 195 restaurants. These restaurants are located in California, Arizona, Nevada, Colorado and Utah as described in Item 1. “Business – Existing Locations” above. We lease each of our restaurant facilities with the exception of one restaurant in El Cajon, California, where we own the building but lease the land. The majority of our leases are for 10-year terms and include options to extend the terms. The majority of the leases also include both fixed rate and percentage-of-sales rent provisions.

Item 3. LEGAL PROCEEDINGS

In March 2007, the Company reached an agreement to settle a class action lawsuit related to how it classified certain employees under California overtime laws. The lawsuit was similar to numerous lawsuits filed against restaurant operators, retailers and others with operations in California. The settlement agreement, which was approved by the court in June 2007, provides for a settlement payment of $7.5 million payable in three installments. The first $2.5 million installment was distributed on August 31, 2007 and the second $2.5 million installment was paid into a qualified settlement fund on December 29, 2008. The third and final installment of $2.5 million is due on or before June 28, 2010. As of December 27, 2009, the remaining balance of $2.5 million, plus accrued interest of $274,000, was accrued in “Accrued expenses and other liabilities”. The Company learned that 140 current and former employees who qualified to participate as class members in this class action settlement were not included in the settlement list approved by the court. The Company filed a motion requesting the court to include these individuals in the approved settlement and to provide that their claims are payable out of the aggregate settlement payment, as the Company believes the parties intended when they reached a settlement. The plaintiffs are opposing this motion. The matter has not yet been finally resolved and there is no assurance that the Company will be successful. At this time, it is not possible to reasonably estimate the outcome of or any additional liability from this case.

On March 24, 2005, a former employee of the Company filed a California state court action alleging that the Company failed to provide the former employee with certain meal and rest period breaks and overtime pay. The parties moved the matter into arbitration, and the former employee amended the complaint to claim that the former employee represents a class of potential plaintiffs. The amended complaint alleges that current and former shift leaders who worked in the Company's California restaurants during specified time periods worked off the clock and missed meal and rest breaks. This case is still in the pre-class certification discovery and briefing stage, and no class has been certified. Holden, a former employee, seeks penalties under California's Private Attorney General Act of 2004, separate and apart from her certification of a class of shift leaders. The Company denies the former employee’s claims, and intends to continue to vigorously defend this action. A recent decision by the California Court of Appeals in Brinker Restaurant Corporation v. Superior Court (Hohnbaum) last year held that employers do not need to affirmatively ensure employees actually take their meal and rest breaks but need only make meal and rest breaks “available” to employees. The Brinker case was recently taken up for review by the California Supreme Court. At this time, the Company has no assurances of how the California Supreme Court will rule in the Brinker case. Regardless of merit or eventual outcome, this arbitration may cause a diversion of the Company’s management’s time and attention and the expenditure of legal fees and expenses.

Item 4. RESERVED

PART II

Item 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET INFORMATION FOR COMMON STOCK

Our common stock is listed on the NASDAQ Global Market under the symbol “RUBO.” Our common stock began trading on May 21, 1999. The closing sales price of our common stock as reported on NASDAQ on March 22, 2009 was $7.97. As of March 22, 2010, there were approximately 3,844 beneficial holders of our common stock, including 283 holders of record.

The following table sets forth, for the periods indicated, the high and low closing sales prices for our common stock for each quarter of our two most recent fiscal years, as regularly reported on NASDAQ.

	High	Low
2008:
First Quarter	$8.42	5.64
Second Quarter	$6.28	4.74
Third Quarter	$6.50	4.90
Fourth Quarter	$5.85	2.21

2009:
First Quarter	$4.50	3.03
Second Quarter	$6.45	4.00
Third Quarter	$7.00	5.74
Fourth Quarter	$7.84	6.00

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

		Fiscal Years
		2009	2008	2007	2006	2005
		(in thousands, except per share data)
CONSOLIDATED STATEMENTS OF OPERATIONS DATA:
Restaurant sales		$188,749	$179,130	$169,519	$151,995	$140,496
Franchise and licensing revenues		129	174	212	273	261
Total revenues		188,878	179,304	169,731	152,268	140,757
Costs and expenses:
Cost of sales		49,688	51,348	48,369	42,079	37,997
Restaurant labor		61,215	56,621	54,364	48,472	45,801
Restaurant occupancy and other		46,863	42,591	39,192	35,987	33,732
General and administrative expenses		18,830	17,942	16,215	23,429	15,844
Depreciation and amortization		9,907	9,652	8,834	8,215	7,764
Pre-opening expenses		353	689	572	537	147
Asset impairment and store closure (reversal) expense		1,068	(46)	274	(405)	275
Loss on disposal/sale of property		369	295	127	281	520
Total costs and expenses		188,293	179,092	167,947	158,595	142,080
Operating income (loss)		585	212	1,784	(6,327)	(1,323)
Other (expense) income, net		(129)	(133)	302	482	444
Income (loss) before income taxes		456	79	2,086	(5,845)	(879)
Income tax (expense) benefit		(64)	5	(897)	2,384	651
Net income (loss)		$392	$84	$1,189	$(3,461)	$(228)

Net income (loss) per share
Basic		$0.04	$0.01	$0.12	$(0.36)	$(0.02)
Diluted		0.04	0.01	0.12	(0.36)	(0.02)
Shares used in calculating net income (loss) per share
Basic		9,993	9,951	9,889	9,592	9,378
Diluted		10,072	10,014	9,970	9,592	9,378

SELECTED OPERATING DATA:
Percentage change in comparable store sales	(1)	(0.7)%	(2.4)%	6.2%	2.0%	1.2%
Percentage change in number of transactions	(2)	(5.8)%	(5.7)%	(2.0)%	(1.0)%	0.2%
Percentage change in price per transaction	(3)	5.4%	3.5%	8.3%	3.0%	1.0%

	Fiscal Years
	2009	2008	2007	2006	2005
CONSOLIDATED BALANCE SHEET DATA:
Cash and cash equivalents	$9,544	$5,816	$3,562	$9,946	$8,022
Total assets	74,701	73,149	71,068	67,505	58,591
Total stockholders’ equity	47,155	45,386	44,075	40,502	40,965

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

OVERVIEW

We opened our first restaurant under the name “Rubio’s, Home of the Fish Taco” in 1983. As of March 22, 2010, we have grown to 199 restaurants, including 195 company-operated, one licensed and three franchised locations. We position our restaurants in the high-quality, fresh and distinctive fast-casual Mexican cuisine segment of the restaurant industry. Our business strategy is to become a leading brand in this industry segment.

2009 Highlights

During 2009, we continued to focus on ways to improve our economic model. Fiscal 2009 was impacted by the overall challenging macroeconomic environment in the areas we operate our restaurants, and in particular, rising unemployment and the weak housing markets in Arizona, Nevada and parts of California. In addition, the current significant downturn in the overall economy has reduced consumer confidence in the economy and negatively affected consumer spending and dining out frequency. Over the past several months, we have undergone a vigorous assessment of the opportunities to better leverage our resources and gain efficiencies in our cost structure, while continuing to focus on delivering unique products and an unsurpassed guest experience.

Revenue Growth.   Total revenues were $188.9 million, $179.3 million and $169.7 million in fiscal 2009, 2008 and 2007, respectively. The increase in revenues in fiscal 2009 as compared with fiscal 2008 resulted from sales for new stores opened in fiscal 2008 and 2009, which contributed sales of $12.2 million, offset by stores closed during fiscal 2009 which decreased sales by $1.3 million and a decrease in comparable store sales of $1.3 million. Our 2009 average unit volume, which includes restaurants open for at least 12 months, decreased from $1,008,000 to $996,000 primarily due to a decrease in comparable store sales of 0.7%.

Restaurant Development.   We opened 10 company-owned restaurants in fiscal 2009 and had two more under construction at the end of the year. We currently plan to open 20 company-owned restaurants in fiscal 2010 in our existing geographic markets. The current slow down in housing, combined with the weak economy, has caused us to focus almost exclusively on sites located in mature trade areas, where we will look for attractive long-term opportunities in the softening real estate market. This narrower focus could limit our growth potential in 2010 and 2011. Our three-year expansion plan includes an annual unit growth rate of approximately 10% compounded annually beginning in 2010. We intend to tailor our expansion plan during 2010 based on economic conditions, our financial results and our ability to continue to satisfy the covenants contained in our credit facility. If our financial results drop below our expectations or we are unable to comply with the covenants in our credit facility, we will slow or curtail our expansion plan.

Restaurant Profitability.   Cost of sales decreased to $49.7 million in fiscal 2009, from $51.3 million in fiscal 2008 and $48.4 million in fiscal 2007, due primarily to lower costs partially offset by an increase in the number of company-operated restaurants. As a percentage of restaurant sales, cost of sales decreased to 26.3% in fiscal 2009, as compared with 28.7% in fiscal 2008 and 28.5% in 2007. Fiscal 2009 was not impacted by the food cost inflation experienced in 2008 and 2007.  As a result, the menu price increases we implemented in July 2008 and January 2009 drove average check increases and lower cost of sales as a percentage of sales. In addition, favorable supply agreements and menu engineering efforts allowed us to reduce food costs while maintaining quality and flavor profiles. Restaurant labor costs increased to $61.2 million in fiscal 2009, from $56.6 million in fiscal 2008 and $54.4 million in fiscal 2007. As a percentage of restaurant sales, these costs increased to 32.4% in fiscal 2009 compared with 31.6% in fiscal 2008 and 32.1% in fiscal 2007. The increase in restaurant labor in fiscal 2009 was primarily attributable to increased bonus expense associated with our short and long term incentive plans. In order to retain the most talented people, we provide our restaurant managers with a combination of short term and long term incentives that are based on improvement in restaurant profitability. Restaurant occupancy and other costs increased to $46.9 million in fiscal 2009, from $42.6 million in fiscal 2008 and $39.2 million in fiscal 2007. As a percentage of restaurant sales, these costs increased to 24.8% in fiscal 2009, from 23.8% in fiscal 2008 and 23.1% in fiscal 2007. The increase in restaurant occupancy and other costs in dollars and as a percentage of restaurant sales during fiscal 2009 compared to fiscal 2008 is due to higher advertising expenditures, including the cost of a segmentation study designed to help us better understand our target guests, as well as higher repair and service contracts expense associated with a preventative maintenance program implemented during the fourth quarter of 2008 that focused on better maintaining restaurant equipment.

General and Administrative Expenses.  General and administrative costs increased in 2009 primarily due to an increase in wages and wage-related expenses, offset by a decrease in non-cash share-based compensation costs, legal and professional fees. As we continue to add new restaurants, we expect to be able to leverage our general and administrative costs at a better rate than we have historically.

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

REVENUE RECOGNITION - Revenues from the operation of company-owned restaurants are recognized when sales occur. Franchise revenue is comprised of royalties from franchised restaurants and is recorded as revenue as earned. We recognize a liability upon the sale of our gift cards and recognize revenue when these gift cards are redeemed in our restaurants. The portion of the gift cards that is not expected to be redeemed (breakage) is recognized ratably over three years based on historical and expected redemption trends. This adjustment is classified as revenues in our consolidated statement of operations.

PROPERTY - Property is stated at cost. A variety of costs are incurred in the leasing and construction of restaurant facilities. The costs of buildings under development include specifically identifiable costs. The capitalized costs include development costs, construction costs, salaries and related costs, and other costs incurred during the acquisition or construction stage. Salaries and related costs capitalized totaled $258,000, $334,000 and $323,000 for fiscal years 2009, 2008 and 2007, respectively. Depreciation and amortization of buildings, leasehold improvements, and equipment are computed using the straight-line method over the shorter of the estimated useful lives of the assets or the initial lease term for certain leased properties (buildings and improvements range from 1 to 20 years and equipment 3 to 7 years). For leases with renewal periods at the Company’s option, the Company generally uses the original lease term, excluding renewal option periods to determine useful lives; if failure to exercise a renewal option imposes an economic penalty to the Company, management may determine at the inception of the lease that renewal is reasonably assured and include the renewal option period in the determination of appropriate estimated useful lives. The Company’s policy requires lease-term consistency when calculating the depreciation period, in classifying the lease, and in computing straight-line rent expense.

IMPAIRMENT OF GOODWILL - Goodwill, which represents the excess of the cost of acquired businesses over the fair value of amounts assigned to assets acquired and liabilities assumed, is not amortized. Instead, goodwill is assessed for impairment annually at the same time every year, and when an event occurs or circumstances change, such that it is reasonably possible that an impairment may exist. We selected our fiscal year-end as our annual date. As a result of our assessment at December 27, 2009 and December 28, 2008, no impairment of goodwill was indicated.

IMPAIRMENT OF LONG-LIVED ASSETS - Long-lived assets, such as property, plant, and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If circumstances require a long-lived asset or asset group be tested for possible impairment, the Company first compares undiscounted cash flows expected to be generated by that asset or asset group to its carrying value. If the carrying value of the long-lived asset or asset group is not recoverable on an undiscounted cash flow basis, an impairment is recognized to the extent that the carrying value exceeds its fair value. Fair value is determined through various valuation techniques which may include discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary.

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

SHARE-BASED PAYMENT - Employee stock-based compensation is recognized as a cost in the financial statements over the requisite service period. Cost is measured using the grant date fair value of the award. We estimate grant date fair value using the Black-Scholes-Merton option-pricing model.

SELF-INSURANCE LIABILITIES - We are self-insured for a portion of our workers’ compensation insurance program. Maximum self-insured retention, including defense costs per occurrence is $150,000 for the claim years ended October 31, 2010 and October 31, 2009, and $350,000 for the claim year ended October 31, 2008. We account for insurance liabilities based on independent actuarial estimates of the amount of ultimate losses incurred. These estimates rely on actuarial observations of industry-wide and Rubio’s specific historical claim loss development. Our actual loss development may be better or worse than the development estimated by the actuary. In that event, we will modify the accrual, and our operating expenses will increase or decrease accordingly.

INCOME TAXES - Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The Company recognizes the effect of income tax positions only if those positions are more likely than not of being sustained. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. The Company records interest and penalties related to unrecognized tax positions in income tax expense.

RESULTS OF OPERATIONS

All comparisons under this heading between fiscal 2009, 2008 and 2007 refer to the 52-week periods ended December 27, 2009, December 28, 2008 and December 30, 2007, respectively.

The following table sets forth our operating results, expressed as a percentage of total revenues, with respect to certain items included in our consolidated statements of operations.
	Fiscal Year Ended
	December 27, 2009	December 28, 2008	December 30, 2007
Total revenues	100.0%	100.0%	100.0%
Costs and expenses:
Cost of sales (1)	26.3	28.7	28.5
Restaurant labor (1)	32.4	31.6	32.1
Restaurant occupancy and other (1)	24.8	23.8	23.1
General and administrative expenses	10.0	10.0	9.6
Depreciation and amortization	5.2	5.4	5.2
Pre-opening expenses	0.2	0.4	0.3
Asset impairment and store closure expense (reversal)	0.6	0.0	0.2
Loss on disposal/sale of property	0.2	0.2	0.1
Operating income	0.3	0.1	1.1
Other (expense) income, net	(0.1)	(0.1)	0.2
Income before income taxes	0.2	0.0	1.2
Income tax benefit (expense)	0.0	0.0	(0.5)
Net income	0.2%	0.0%	0.7%

(1) As a percentage of restaurant sales.

The following table summarizes the number of restaurants:

	December 27, 2009	December 28, 2008	December 30, 2007
Company-operated	193	186	171
Franchised and licensed locations	5	5	5
Total	198	191	176

Revenues

Total revenues were $188.9 million, $179.3 million and $169.7 million in fiscal 2009, 2008 and 2007, respectively. The increase in revenues in fiscal 2009 as compared with fiscal 2008 resulted from the following factors: first, we opened 10 new stores in fiscal 2009, which contributed sales of $5.5 million; second, stores opened before fiscal 2009 but not yet in our comparable store base contributed sales of $3.9 million; and third, an increase in sales for stores that entered the comparable store base during 2009 of $2.7 million; offset by stores closed during fiscal 2009 which decreased sales by $1.3 million and a decrease in comparable store sales of $1.2 million. The 0.7% decrease in comparable store sales in fiscal 2009 compared to fiscal 2008 was primarily due to a decrease in transactions of 5.8%, which was partially offset by an increase in average check amount of 5.4%. In calculating comparable store sales, we include a store in the comparable base once it has been open for 15 months. The increase in revenues in fiscal 2008 as compared with fiscal 2007 resulted from the following factors: first, we opened 17 new stores in fiscal 2008, which contributed sales of $8.3 million and second, stores opened before fiscal 2008 but not yet in our comparable store base contributed sales of $5.2 million; offset by a decrease in comparable store sales of $3.9 million. The 2.4% decrease in comparable store sales in fiscal 2008 compared to fiscal 2007 was primarily due to a decrease in transactions of 5.7%, which was partially offset by an increase in average check amount of 3.5%. Our average unit volume was $996,000 in fiscal 2009 as compared with $1,008,000 in fiscal 2008 and $1,034,000 in fiscal 2007.

Costs and Expenses

Cost of sales decreased to $49.7 million in fiscal 2009, from $51.3 million in fiscal 2008 and $48.4 million in fiscal 2007, due primarily to lower costs partially offset by an increase in the number of company-operated restaurants. As a percentage of restaurant sales, cost of sales decreased to 26.3% in fiscal 2009, as compared with 28.7% in fiscal 2008 and 28.5% in 2007. Fiscal 2009 was not impacted by the food cost inflation experienced in 2008 and 2007.  As a result, the menu price increases we implemented in July 2008 and January 2009 drove average check increases and lower cost of sales as a percentage of sales. In addition, favorable supply agreements and menu engineering efforts allowed us to reduce food costs while maintaining quality and flavor profiles. Increases in the cost of fish, tortillas, avocados, cheese and beverage syrup, as well as cost increases related to our transition to the use of zero trans fat oil during the third quarter of 2007 contributed to the increase in cost of sales as a percentage of restaurant sales during fiscal 2007 and fiscal 2008. Our distribution costs also increased during fiscal 2008 compared to fiscal 2007, driven largely by higher fuel costs.

Restaurant labor costs increased to $61.2 million in fiscal 2009, from $56.6 million in fiscal 2008 and $54.4 million in fiscal 2007. As a percentage of restaurant sales, these costs increased to 32.4% in fiscal 2009 compared with 31.6% in fiscal 2008 and 32.1% in fiscal 2007. The increase in restaurant labor in fiscal 2009 was primarily attributable to increased bonus expense associated with our short and long term incentive plans. In order to retain the most talented people, we provide our restaurant managers with a combination of short term and long term incentives that are based on improvement in restaurant profitability. The decrease in labor cost as a percentage of sales during fiscal 2008 was due to continued favorable adjustments to our worker’s compensation reserves that resulted primarily from the closure of a large number of cases during the year and our continued focus on safety in our restaurants, as well as from improvements in labor management driven by our new labor scheduling system. These favorable drivers were partially offset by de-leveraging of the fixed component of labor due to lower comparable store sales and the increase in the minimum wage rate in the State of California, which occurred during January 2008.

Restaurant occupancy and other costs increased to $46.9 million in fiscal 2009, from $42.6 million in fiscal 2008 and $39.2 million in fiscal 2007. As a percentage of restaurant sales, these costs increased to 24.8% in fiscal 2009, from 23.8% in fiscal 2008 and 23.1% in fiscal 2007. The increase in restaurant occupancy and other costs in dollars and as a percentage of restaurant sales during fiscal 2009 compared to fiscal 2008 is due to higher advertising expenditures, including the cost of a segmentation study designed to help us better understand our target guests, as well as higher repair and service contracts expense associated with a preventative maintenance program implemented during the fourth quarter of 2008 that focused on better maintaining restaurant equipment. The increase during fiscal 2008 compared to fiscal 2007 is primarily a result of lower average unit volumes on a partially fixed cost base.

General and administrative expenses increased to $18.8 million in fiscal 2009, from $17.9 million in fiscal 2008, and increased from $16.2 million in fiscal 2007. As a percentage of revenue, these costs were 10.0% in fiscal 2009, 10.0% in fiscal 2008 and 9.6% in fiscal 2007. The increase in general administrative expenses in dollars, although a decrease as a percentage of revenue, in fiscal 2009 compared to fiscal 2008 is primarily due to an increase in wages and wage-related expenses in addition to costs incurred in conjunction with the evaluation of strategic alternatives for the Company, offset by a decrease in non-cash share-based compensation costs, legal and professional fees. The increase in general administrative expenses in fiscal 2008 compared to fiscal 2007 is due to an increase in non-cash share based compensation, higher legal costs, the addition of senior executives in the fourth quarter of 2007, and professional fees associated with an income tax method change study that allowed us to immediately expense for tax purposes previously capitalized repairs and remodeling expenses.

Depreciation and amortization increased to $9.9 million in fiscal 2009, from $9.7 million in fiscal 2008 and $8.8 million in fiscal 2007. The increase is due to our continued expansion efforts, which included the addition of 10 new restaurants throughout 2009 and 17 throughout 2008.

Pre-opening expenses decreased to $353,000 in fiscal 2009, from $689,000 in fiscal 2008 and $572,000 in fiscal 2007. During fiscal 2009, we opened 10 restaurants compared with 17 during fiscal 2008 and 10 during fiscal 2007. The increase in pre-opening expenses in fiscal 2008 compared to fiscal 2007 is due to an increase in the number of restaurants opened during the fiscal year. The decline in pre-opening expenses in fiscal 2009 includes an overall decline in pre-opening expenditures on a per store basis. This per store reduction is primarily due to the shifting of certain marketing related costs to post-opening. Pre-opening costs include non-cash rent expense during the build-out period of $15,000 to $25,000 per location and compensation expense of approximately $15,000 to $20,000 per location.

Asset impairment and store closure (reversal) expense comprised a $1,068,000 impairment charge in fiscal 2009, compared to a net $46,000 store closure reversal in fiscal 2008, and a $274,000 charge in fiscal 2007. The $1,068,000 impairment charge in fiscal 2009 is related to the carrying amount of certain long-lived assets exceeding the fair value of the assets at eleven under-performing stores. A store closure reversal of $91,000 was recorded in the first quarter of fiscal 2008 due to our decision to re-brand a location in the Fort Collins, Colorado area that was closed in 2001 and was offset by a $45,000 store closure expense related to the closure of our Beverly Center location in Los Angeles, California during the second quarter of fiscal 2008. The $274,000 charge in fiscal 2007 was the net effect of a decrease to store closure reserve of $19,000 for the sublease income for a Salt Lake City, Utah location, which closed in 2001, combined with a charge to impairment of $229,000 for the closure of our Beverly Center location in Los Angeles, California and a $64,000 decrease to anticipated sublease income for a restaurant in the Denver, Colorado area that closed in 2001.

Other (expense) income, net, primarily interest, decreased to expense of $129,000 in fiscal 2009, compared with expense of $133,000 in fiscal 2008 and income of $302,000 in fiscal 2007. The interest expense in fiscal 2009 and fiscal 2008 consisted of interest accruals related to our class action settlement in addition to the amortization of debt issuance costs incurred in conjunction with the new credit facility we secured during fiscal 2008.

In calculating the income tax expense or benefit for fiscal 2009, 2008 and 2007 we apply our statutory blended federal and state income tax rate against our pre-tax book income or loss and increase or decrease the those tax rates for the impact of various items. Our fiscal 2009 effective tax rate of 14.0% reflected a decrease from the statutory rate primarily as the result of improved efforts to generate additional federal employment tax credits. Our fiscal 2008 effective tax rate reflected an income tax benefit rate of 6.3%. This was primarily a result of additional federal employment credits and the reversal of approximately $105,000 of accrued interest expense due to a favorable ruling from the IRS on our tax accounting method change request. The impact of these favorable items on our effective tax rate was significantly increased as a result of our pre-tax book income being so close to zero. Our fiscal 2007 effective tax rate of 43.0% reflected a net increase from the statutory rate that included a decrease of 2.5% for federal tax credits, an increase of 1.3% for accrued interest, and a one-time increase of 3.2% related to the revaluation of the state deferred tax asset to reflect a revised statutory state tax rate.

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

INFLATION

The primary areas of our operations affected by inflation are food, supply, labor, fuel, lease, utility, insurance costs and materials used in the construction of our restaurants. Substantial increases in costs and expenses, particularly food, supply, labor, fuel and operating expenses could have a significant impact on our operating results to the extent that such increases cannot be passed through to our guests. Our leases require us to pay taxes, maintenance, repairs, insurance and utilities, all of which are subject to inflationary increases. We believe inflation with respect to food, labor, insurance and utility expenses has had a material impact on our results of operations in 2008 and 2007.

LIQUIDITY AND CAPITAL RESOURCES

Since we became public in 1999, we have funded our capital requirements through bank debt and cash flows from operations. We generated $11.3 million in cash flows from operating activities in fiscal 2009, $12.8 million in fiscal 2008, and $4.2 million in fiscal 2007. The decrease in cash flows from operating activities during fiscal 2009 is due to the second of three $2.5 million installment payments associated with the 2007 settlement of a class action lawsuit, changes in operating assets and liabilities, and non-cash expenses, including depreciation, amortization and non-cash share-based compensation, offset by higher net income. The increase in cash flow from operating activities during fiscal 2008 is primarily due to the following: first, $2.3 million in tax refunds resulting primarily from the previously mentioned income tax method change study that allowed us to immediately expense for tax purposes previously capitalized repairs and remodeling expenses; second, the initial payment of $2.5 million related to a previously settled class action lawsuit at the end of fiscal 2007 and the payment of $1.5 million in prepaid rent at the end of the fourth quarter of fiscal 2007; third, other changes in operating assets and liabilities, and non-cash expenses, including depreciation, amortization and share-based compensation, partially offset by decreased net income.

Net cash used in investing activities was $7.9 million in fiscal 2009, compared with $10.3 million in fiscal 2008 and $12.1 million in fiscal 2007. Net cash used in investing activities in fiscal 2009 was comprised of $7.9 million in capital expenditures. Net cash used in investing activities in fiscal 2008 was comprised primarily of $13.4 million in capital expenditures and $100,000 in purchases of investments offset by $3.2 million in proceeds from the sale of investments. Net cash used in investing activities in fiscal 2007 was comprised primarily of $12.1 million in capital expenditures. The decrease in cash used in investing activities in 2009 was driven by decreased new store development activity offset by proceeds from the release of restricted cash that was collateralizing standby letters of credit during 2008. The increase in cash used in investing activities for fiscal 2008 for capital expenditures was driven by increased new store development activity, offset by proceeds from the release of restricted cash that was collateralizing standby letters of credit.

Net cash provided by (used in) financing activities was net cash provided of $323,000 in fiscal 2009 compared with net cash used of $243,000 in fiscal 2008 and net cash provided of $1.5 million in fiscal 2007. Net cash provided by financing activities during fiscal 2009 consisted of proceeds from the exercise of common stock options in addition to excess tax benefits from share-based compensation. Net cash used in financing activities during fiscal 2008 consisted primarily of $246,000 in the payment of debt issuance costs. Net cash provided by financing activities during fiscal 2007 consisted of proceeds received from exercises of common stock options of $1.2 million and excess tax benefits from share-based compensation of $284,000.

On May 13, 2008, we entered into a $5.0 million revolving line of credit and a $15.0 million non-revolving line of credit (the “Credit Facility”) with Pacific Western Bank (the “Bank”). The revolving line of credit calls for monthly interest payments, which began June 5, 2008 at a variable interest rate based on the prime rate plus 0.25%. All outstanding principal plus accrued unpaid interest on the revolving line of credit is due May 13, 2010. The non-revolving line of credit calls for each advance to be evidenced by a separate note. Each advance shall have a maximum term of 57 months with an interest rate based on the prime rate plus 0.25%. Payments on advances shall be interest only for the first nine months, then principal and interest payments monthly. Both lines are collateralized by all of our assets and guaranteed by our subsidiaries. In addition, both lines require us to maintain our primary depository relationship with the Bank and the related accounts are subject to the right of offset for amounts due under the lines. Both lines are subject to certain financial and non-financial debt covenants and include a restriction on the payment of dividends without prior consent of the Bank. As of December 27, 2009, we were in compliance with all debt covenants. At December 27, 2009, we had $4.9 million of availability under the revolving line of credit, net of $99,000 of outstanding letters of credit, and $15.0 million of availability under the non-revolving line of credit.

In 2003, we obtained a letter of credit in the amount of $2.0 million related to our workers’ compensation insurance policy. The letter of credit was subject to automatic one-year extensions from the expiration date and thereafter, unless notification was made prior to the expiration date. In December 2004, this letter of credit was increased to $2.9 million. The letter of credit was extended in October 2006. We were also required, under the terms of the letters of credit, to pledge collateral of $3.0 million in 2006. During the second quarter of 2008, we issued a standby letter of credit under the Credit Facility we obtained during the second quarter. We were not required to pledge collateral for this standby letter of credit and, as a result, as of the second quarter of fiscal 2008, we included the $3.1 million in cash and cash equivalents. In December 2009, our workers’ compensation insurance company notified us that our current letter of credit in the amount of $2.5 million was no longer acceptable. As a result of this, in December 2009, we entered into an agreement with our workers’ compensation insurance company to replace the letter of credit with cash collateral in the amount of $1.8 million. At December 27, 2009, the $1.8 million is included in other assets.

We currently expect total capital expenditures in 2010 to be approximately $9.0 million to $15.0 million for restaurant openings, restaurant re-imaging, maintenance, and for corporate and information technology. We currently expect that future locations will generally cost approximately $500,000 to $600,000 per unit, net of any tenant improvement allowance and excluding pre-opening expenses. Some units may exceed this range due to the area in which they are built and the specific requirements of the project. Pre-opening expenses are expected to average between $50,000 and $60,000 per restaurant, which includes approximately $15,000 to $25,000 of non-cash rent expense during the build-out period.

We believe that the anticipated cash flows from operations and the availability on our credit facilities, combined with our cash and cash equivalents of $9.5 million as of December 27, 2009 will be sufficient to satisfy our working capital needs, required capital expenditures and class action settlement obligations for the next 12 months. We intend to tailor our expansion plan during 2010 based on economic conditions, our financial results and our ability to continue to satisfy the covenants contained in the Credit Facility. If our financial results drop below our expectations or we are unable to comply with the covenants in the Credit Facility, we will slow or curtail our expansion plan. Nevertheless, changes in our operating plans, lower than anticipated sales, increased expenses, potential acquisitions or other events may cause us to seek additional or alternative financing sooner than anticipated. Additional or alternative financing may not be available on acceptable terms, or at all. Failure to obtain additional or alternative financing as needed could have a material adverse effect on our business and results of operations.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

The following represents a comprehensive list of our contractual obligations and commitments as of December 27, 2009:

	Payments Due by Period (in thousands)
	Total	Less than 1 year	1 - 3 years	3 - 5 years	After 5 years
Company-operated retail locations and other operating leases	$76,423	$15,185	$23,380	$16,888	$20,970
Settlement of class action lawsuit (1)	2,811	2,811	—	—	—
	$79,234	$17,996	$23,380	$16,888	$20,970

(1)	includes interest at 3% per annum.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In June 2009, the Financial Accounting Standards Board (FASB) approved the FASB Accounting Standards Codification (the “Codification” or “ASC”) and the hierarchy of U.S. generally accepted accounting principles (GAAP), which establishes the Codification (ASC Subtopic 105-10) as the sole source of authoritative guidance recognized by the FASB to be applied by nongovernmental entities. All existing accounting standard literature, promulgated by the FASB, American Institute of Certified Public Accountants, Emerging Issues Task Force and other authoritative sources, excluding guidance from the Securities and Exchange Commission (“SEC”), will be superseded by the Codification. All non-grandfathered, non-SEC accounting literature not included in the Codification will become non-authoritative. The Codification does not change GAAP, but instead introduces a new structure that will combine all authoritative standards into a comprehensive, topically organized online database. The Codification became effective for interim and annual periods ending after September 15, 2009. There is no change to the content of our consolidated financial statements or disclosures as a result of implementing the Codification. However, as a result of implementation of the Codification, previous references to new accounting standards and literature are no longer applicable. In order to ease the transition to the Codification, we are providing the Codification cross-reference alongside the references to the standards issued and adopted prior to the adoption of the Codification. All future references to authoritative accounting literature in our consolidated financial statements will be referenced in accordance with the Codification.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our market risk exposures are related to our cash and cash equivalents. We invest our excess cash in highly liquid short-term investments with maturities of less than one year. The portfolio consists primarily of money market instruments. As of December 27, 2009, we had no investments with maturities in excess of one year. These investments are not held for trading or other speculative purposes. Changes in interest rates affect the investment income we earn on our investments and, therefore, impact our cash flows and results of operations. Due to the types of our investments and debt instruments, a 10% change in period-end interest rates or a hypothetical 100-basis-point adverse change in interest rates would not have a significant negative effect on our financial results.

We are exposed to market risk from changes in interest rates on debt. Our exposure to interest rate fluctuations is limited to our outstanding bank debt. At December 27, 2009, there were no amounts outstanding under our revolving or non-revolving lines of credit. The revolving line of credit calls for monthly interest payments beginning June 5, 2008 at a variable interest rate based on the prime rate plus 0.25%, resulting in an initial rate of 5.25%. All outstanding principal plus accrued unpaid interest on the revolving line of credit is due May 13, 2010. The non-revolving line calls for each advance to be evidenced by a separate note. Each advance shall have a maximum term of 57 months with an interest rate based on the prime rate plus 0.25%. Interest expense incurred during the 52 weeks ended December 27, 2009 was primarily due to interest accruals related to our class action settlement in addition to the amortization of debt issuance costs incurred in conjunction with the new credit facility we secured during fiscal 2008.

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

Impact of Inflation

The primary areas of our operations affected by inflation are food, supplies, labor, fuel, lease, utility, insurance costs and materials used in the construction of our restaurants. Substantial increases in costs and expenses, particularly food, supplies, labor, fuel and operating expenses could have a significant impact on our operating results to the extent that such increases cannot be passed through to our guests. Our leases require us to pay taxes, maintenance, repairs, insurance and utilities, all of which are subject to inflationary increases. We believe inflation with respect to food, labor, insurance and utility expense has had a material impact on our results of operations in 2009, 2008, and 2007

Item 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our consolidated financial statements as of December 27, 2009 and December 28, 2008 and for each of the three fiscal years in the period ended December 27, 2009 and the report of our independent registered public accounting firm thereon are included elsewhere in this report. Supplementary unaudited quarterly financial data for fiscal 2009 and 2008 are included in this report in Note 14 to the consolidated financial statements.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

Item 9T. CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures:

Based on an evaluation of the Company’s disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15(d)-15(e) of the Securities Exchange Act of 1934, as amended), as of the end of the Company’s fiscal year ended December 27 2009, the Company’s Chief Executive Officer and Chief Financial Officer (its principal executive officer and principal financial officer, respectively) have concluded that the Company’s disclosure controls and procedures were effective.

Management’s Report on Internal Control over Financial Reporting:

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). The Company’s internal control over financial reporting is designed to provide reasonable assurance to the Company’s management and Board of Directors regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 27, 2009. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework. Management has concluded that, as of December 27, 2009, the Company’s internal control over financial reporting was effective based on these criteria.

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

Changes in Internal Control over Financial Reporting:

There have been no significant changes in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended December 27, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls:

Our management, including our chief executive officer and our chief financial officer, do not expect that our disclosure controls or our internal control over financial reporting will prevent or detect all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

Item 9B. OTHER INFORMATION

None.

PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item relating to our directors and our corporate governance is incorporated herein by reference to our definitive proxy statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2010 annual meeting of stockholders. The information required by this item relating to our executive officers is included in Item 1, “Our Executive Officers.” The information required by this item relating to our executive officers is included in Item 1, “Our Executive Officers.” We have adopted a written code of ethics that applies to our principal executive officer, principal financial officer, and principal accounting officer, and/or persons performing similar functions.

Item 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to our definitive proxy statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2010 annual meeting of stockholders.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference to our definitive proxy statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2010 annual meeting of stockholders.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference to our definitive proxy statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2010 annual meeting of stockholders.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference to our definitive proxy statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2010 annual meeting of stockholders.

PART IV

Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements and Financial Statement Schedules:

The following documents are filed as part of the report:

(1)	See the index to our consolidated financial statements on page F-1 for a list of the financial statements being filed herein.

(2)	All financial statement schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or other notes thereto.

(3)	See the Exhibits under Item 15(b) below for all Exhibits being filed or incorporated by reference herein.

(b)	Exhibits:

Number	Description
3.1(7)	Third Amended and Restated Certificate of Incorporation.
3.2(1)	Restated Bylaws (Exhibit 3.4).
3.4(3)	Certificate of Amendment of the Bylaws (Exhibit 3.4).
3.5(14)	Certificate of Amendment of the Bylaws
4.1(1)	Specimen common stock certificate (Exhibit 4.1).
10.1(1)	Amended and Restated Investors’ Rights Agreement, dated November 19, 1997 (Exhibit 10.7).
10.2(1)	Amendment No. 1 to the Amended and Restated Investors’ Rights Agreement, dated December 31, 1997 (Exhibit 10.8).
10.3(1)	Amendment No. 2 to the Amended and Restated Investor’s Rights Agreement, dated May 1998 (Exhibit 10.9).
10.4 (7)	Investors’ Rights Agreement Standstill and Extension Agreement between us and Rosewood Capital, L.P. dated March 12, 2004 (Exhibit 10.4).
10.5 (6)	Investors’ Rights Agreement Standstill and Extension Agreement between us and Ralph Rubio, dated April 29, 2004 (Exhibit 10.1).
10.6 (8)	Investors’ Rights Agreement Standstill and Extension Agreement between us and Rosewood Capital, L.P. dated July 28, 2005 (Exhibit 10.1).
10.7 (8)	Investors’ Rights Agreement Standstill and Extension Agreement between us and Ralph Rubio, dated July 28, 2005 (Exhibit 10.2).
10.8(1)	Lease Agreement between us and Macro Plaza Enterprises, dated October 27, 1997 (Exhibit 10.15).
10.9(1)	First Amendment to Lease Agreement between us and Cornerstone Corporate Centre, LLC, dated October 16, 1998 (Exhibit 10.16).
10.17(1)(2)	Form of Indemnification Agreement between us and each of our directors (Exhibit 10.25).
10.18(1)(2)	Form of Indemnification Agreement between us and each of our officers (Exhibit 10.26).
10.38(1)(2)	Employee Stock Purchase Plan (Exhibit 10.46).
10.42(4)†	Form of Franchise Agreement as of March 15, 2001.
10.51(5)(2)	Rubio’s Restaurants, Inc. Deferred Compensation Plan for Non-Employee Directors (Exhibit 10.51).
10.54(5)(2)	1999 Stock Incentive Plan, as amended through March 6, 2003 (Exhibit 10.54).
10.56(7)(2)	1999 Stock Incentive Plan Form of Stock Option Agreement.
10.57(7)(2)	1999 Stock Incentive Plan Form of Addendum to Stock Option Agreement.
10.60(7)(2)	1999 Stock Incentive Plan Form of Stock Issuance Agreement.
10.62(9)(2)	Letter Agreement between Gerry Leneweaver and the Company, dated June 1, 2005 (Exhibit 10.2).
10.63(10)(2)	Letter Agreement between Lawrence Rusinko and the Company, dated October 7, 2005 (Exhibit 10.1).
10.64(11)(2)	Letter Agreement between Daniel E. Pittard and the Company, dated August 21, 2006 (as corrected).
10.65(12)(2)	Form of Restricted Stock Unit Agreement under the Rubio’s Restaurants, Inc. 1999 Stock Incentive Plan.
10.66(12)(2)	Rubio’s Restaurants, Inc. Severance Pay Plan.
10.67(13)(2)	Rubio’s Restaurants, Inc. 2006 Executive Incentive Plan.
10.68(12)(2)	Form of Restricted Stock Unit Agreement under the Rubio’s Restaurants, Inc. 2006 Executive Incentive Plan.
10.69(2)	Rubio’s Restaurants, Inc. Deferred Compensation Plan, effective December 1, 2007.
10.70(14)	Investors’ Rights Agreement Standstill and Extension Agreement between us and Rosewood Capital, L.P., dated May 7, 2007 (Exhibit 10.8)
10.71(14)	Investors’ Rights Agreement Standstill and Extension Agreement between us and Ralph Rubio, dated May 7, 2007 (Exhibit 10.9)
10.72(15)†	Sponsorship Agreement between us and the Mighty Ducks Hockey Club, LLC, dated February 28, 2006.

10.73(15)†	Beverage Marketing Agreement between us and The Coca-Cola Company, dated September 20, 2007.
10.74(15)†	Master Distributor Agreement between us and U.S. Foodservice, Inc., dated January 28, 2008.
10.75(15)†	Sponsorship Agreement between us and San Diego Ballpark Funding LLC, dated March 21, 2008.
10.76(2)(16)	Rubio’s Restaurants, Inc. 2008 Equity Incentive Plan.
10.77†(17)	Business Loan Agreement, dated May 13, 2008, by and between the Company and Pacific Western Bank ($15 million guidance line) (Exhibit 10.76).
10.78†(17)	Business Loan Agreement, dated May 13, 2008, by and between the Company and Pacific Western Bank ($5 million revolving line) (Exhibit 10.77)
10.79(18)	Amendment to Investors’ Rights Agreement Standstill and Extension Agreement, dated September 11, 2008, between Rubio’s Restaurants, Inc. and Rosewood Capital, L.P. (Exhibit 10.1).
10.80(18)	Amendment to Investors’ Rights Agreement Standstill and Extension Agreement, dated September 11, 2008, between Rubio’s Restaurants, Inc. and Ralph Rubio (Exhibit 10.2).
10.81(2)(19)	Amendment to Employment Offer Letter Agreement, dated December 19, 2008, between the Company and Daniel E. Pittard (Exhibit 10.76).
10.82(2)(19)	Form of Change of Control Agreement (Exhibit 10.77).
10.83(2)(19)	Form of Addendum to Stock Option Agreement (Exhibit 10.78).
10.84(20)	Second Amendment to Investors’ Rights Agreement Standstill and Extension Agreement, dated July 29, 2009, between Rubio’s Restaurants, Inc. and Rosewood Capital, L.P. (Exhibit (10.1).
10.85(20)	Second Amendment to Investors’ Rights Agreement Standstill and Extension Agreement, dated July 29, 2009, between Rubio’s Restaurants, Inc. and Ralph Rubio (Exhibit 10.2).
10.86(2)(20)	Amendment to 2008 Equity Incentive Plan (Exhibit 10.3).
10.87(2)(21)	Amended and Restated Change of Control Agreement, dated January 8, 2010, by and between the Company and Frank Henigman (Exhibit 10.1).
10.88(2)(21)	Amended and Restated Change of Control Agreement, dated January 8, 2010, by and between the Company and Ken C. Hull (Exhibit 10.2).
10.89(2)(21)	Amended and Restated Change of Control Agreement, dated January 8, 2010, by and between the Company and Marc S. Simon (Exhibit 10.3).
10.90(2)(21)	Form of Restricted Stock Unit Agreement (Exhibit 10.4).
10.91(2)(21)	Form of Notice of Grant of Restricted Stock Units (Exhibit 10.5).
10.92(2)(21)	Form of Performance Based Restricted Stock Unit Agreement (Exhibit 10.6).
10.93(2)(21)	Form of Notice of Grant of Performance Based Restricted Stock Units (Exhibit 10.7).
21.1	Subsidiary List.
23.1	Consent of Independent Registered Public Accounting Firm, KPMG LLP.
24.1	Powers of Attorney (Included under the caption “Signatures”).
31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

†
The Commission has granted confidential treatment to us with respect to certain omitted portions of this exhibit (indicated by asterisks). We have filed separately with the Commission an unredacted copy of the exhibit.

(1)	Incorporated by reference to the above noted exhibit to our registration statement on Form S-1 (333-75087) filed with the SEC on March 26, 1999, as amended.
(2)	Management contract or compensation plan.
(3)	Incorporated by reference to our annual report on Form 10-K filed with the SEC on April 2, 2001.
(4)	Incorporated by reference to our annual report on Form 10-K filed with the SEC on April 1, 2002.
(5)	Incorporated by reference to our annual report on Form 10-K filed with the SEC on March 24, 2004 and amended on April 6, 2005.
(6)	Incorporated by reference to our quarterly report on Form 10-Q filed with the SEC on May 11, 2004.
(7)	Incorporated by reference to our annual report on Form 10-K filed with the SEC on April 8, 2005.
(8)	Incorporated by reference to our current report on Form 8-K filed with the SEC on August 1, 2005.
(9)	Incorporated by reference to our quarterly report on Form 10-Q filed with the SEC on August 5, 2005.
(10)	Incorporated by reference to our current report on Form 8-K filed with the SEC on October 14, 2005.
(11)	Incorporated by reference to our current report on Form 8-K/A filed with the SEC on August 29, 2006.
(12)	Incorporated by reference to our quarterly report on Form 10-Q filed with the SEC on November 6, 2006.
(13)	Incorporated by reference to our Definitive Proxy Statement filed with the SEC on June 23, 2006.
(14)	Incorporated by reference to our current report on Form 8-K filed with the SEC on December 19, 2007.
(15)	Incorporated by reference to our annual report on Form 10-K filed with the SEC on March 31, 2008.
(16)	Incorporated by reference to our Definitive Proxy Statement filed with the SEC on August 28, 2008.
(17)	Incorporated by reference to our quarterly report on Form 10-Q filed with the SEC on August 8, 2008.
(18)	Incorporated by reference to our current report on Form 8-K filed with the SEC on September 16, 2008.
(19)	Incorporated by reference to our current report on Form 8-K filed with the SEC on December 22, 2008.
(20)	Incorporated by reference to our current report on Form 8-K filed with the SEC on August 3, 2009.
(21)	Incorporated by reference to our current report on Form 8-K filed with the SEC on January 14, 2010.

(c)	Financial Statement Schedules

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

RUBIO'S RESTAURANTS, INC.

Dated: March 26, 2010	By:	/s/ DAN PITTARD
	Name:	Dan Pittard
	Title:	President and Chief Executive Officer

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

Signature	Title	Date

/s/ Dan Pittard	President and Chief Executive Officer	March 26, 2010
Dan Pittard	(Principal Executive Officer)

/s/ Frank Henigman	Chief Financial Officer	March 26, 2010
Frank Henigman	(Principal Financial and Accounting Officer)

/s/ Ralph Rubio	Chairman of the Board of Directors	March 26, 2010
Ralph Rubio

/s/ Kyle A. Anderson	Director	March 26, 2010
Kyle A. Anderson

/s/ Craig S. Andrews	Director	March 26, 2010
Craig S. Andrews

/s/ William R. Bensyl	Director	March 26, 2010
William R. Bensyl

/s/ Loren C. Pannier	Director	March 26, 2010
Loren C. Pannier

/s/ Timothy J. Ryan	Director	March 26, 2010
Timothy J. Ryan

RUBIO’S RESTAURANTS, INC.

Schedules not filed: All schedules have been omitted as the required information is inapplicable or the information is presented in the consolidated financial statements or related notes.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Rubio’s Restaurants, Inc.:

We have audited the accompanying consolidated balance sheets of Rubio’s Restaurants, Inc. and subsidiaries (the Company) as of December 27, 2009 and December 28, 2008, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 27, 2009. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Rubio’s Restaurants, Inc. and subsidiaries as of December 27, 2009 and December 28, 2008, and the results of their operations and their cash flows for each of the years in the three-year period ended December 27, 2009, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP
San Diego, California
March 26, 2010

RUBIO’S RESTAURANTS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	December 27, 2009	December 28, 2008
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$9,544	$5,816
Other receivables	3,097	3,983
Inventory	1,574	2,389
Prepaid expenses	1,751	2,777
Deferred income taxes	3,083	1,764
Total current assets	19,049	16,729

PROPERTY, net	43,086	45,947
GOODWILL	519	519
OTHER ASSETS	3,132	694
DEFERRED INCOME TAXES	8,915	9,260
TOTAL	$74,701	$73,149

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$4,118	$4,182
Accrued expenses and other liabilities	16,829	14,990
Total current liabilities	20,947	19,172

DEFERRED INCOME	179	272
DEFERRED RENT AND OTHER LIABILITIES	6,420	8,319
Total liabilities	27,546	27,763

COMMITMENTS AND CONTINGENCIES (NOTE 6)

STOCKHOLDERS’ EQUITY:
Preferred stock, $.001 par value, 5,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $.001 par value, 35,000,000 shares authorized, 10,035,077 shares issued and outstanding in 2009 and 9,951,077 shares issued and outstanding in 2008	10	10
Paid-in capital	53,926	52,549
Accumulated deficit	(6,781)	(7,173)
Total stockholders’ equity	47,155	45,386
TOTAL	$74,701	$73,149

See notes to consolidated financial statements.

RUBIO’S RESTAURANTS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Years Ended
	December 27, 2009	December 28, 2008	December 30, 2007
REVENUES:
Restaurant sales	$188,749	$179,130	$169,519
Franchise and licensing revenues	129	174	212
TOTAL REVENUES	188,878	179,304	169,731
COSTS AND EXPENSES:
Cost of sales	49,688	51,348	48,369
Restaurant labor	61,215	56,621	54,364
Restaurant occupancy and other	46,863	42,591	39,192
General and administrative expenses	18,830	17,942	16,215
Depreciation and amortization	9,907	9,652	8,834
Pre-opening expenses	353	689	572
Asset impairment and store closure (reversal) expense	1,068	(46)	274
Loss on disposal/sale of property	369	295	127
TOTAL COSTS AND EXPENSES	188,293	179,092	167,947

OPERATING INCOME	585	212	1,784

OTHER INCOME (EXPENSE):
Interest (expense) income and investment income, net	(129)	(133)	302

INCOME BEFORE INCOME TAXES	456	79	2,086
INCOME TAX (EXPENSE) BENEFIT	(64)	5	(897)

NET INCOME	$392	$84	$1,189

NET INCOME PER SHARE:
Basic and diluted	$0.04	$0.01	$0.12

SHARES USED IN CALCULATING NET INCOME PER SHARE:
Basic	9,993	9,951	9,889
Diluted	10,072	10,014	9,970

See notes to consolidated financial statements.

RUBIO’S RESTAURANTS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
 (In thousands, except share data)

	Common Stock				Total
	Shares	Amount	Paid-in-Capital	Accumulated Deficit	Stockholders’ Equity
Balance, December 31, 2006	9,793,491	$10	$48,637	$(8,359)	$40,288
Cumulative effect of adopting the pronouncement related to uncertain tax positions (Note 7)	—	—	—	(87)	(87)
Exercise of common stock options, including related tax benefit of $329	156,986	—	1,228	—	1,228
Compensation expense - share-based awards	—	—	1,243	—	1,243
Net income	—	—	—	1,189	1,189
Balance, December 30, 2007	9,950,477	10	51,108	(7,257)	43,861
Exercise of common stock options, including related tax effects	600	—	(77)	—	(77)
Compensation expense - share-based awards	—	—	1,518	—	1,518
Net income	—	—	—	84	84
Balance, December 28, 2008	9,951,077	10	52,549	(7,173)	45,386
Exercise of common stock options, including related tax effects	84,000	—	218	—	218
Compensation expense - share-based awards	—	—	1,159	—	1,159
Net income	—	—	—	392	392
Balance, December 27, 2009	10,035,077	$10	$53,926	$(6,781)	$47,155

See notes to consolidated financial statements.

RUBIO’S RESTAURANTS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended
	December 27, 2009	December 28, 2008	December 30, 2007
OPERATING ACTIVITIES:
Net income	$392	$84	$1,189
Adjustments to reconcile net income to net
cash provided by operating activities:
Depreciation and amortization	9,907	9,652	8,834
Share-based compensation expense	1,159	1,518	1,243
Amortization of debt issuance costs	70	47	—
Tax benefit from share-based compensation	(86)	—	(284)
Asset impairment and store closure expense (reversal)	1,068	(46)	274
Loss on disposal/sale of property	369	295	127
(Benefits) provision for deferred income taxes	(679)	1,848	(174)
Changes in assets and liabilities:
Other receivables	886	393	(2,479)
Inventory	815	(616)	(393)
Prepaid expenses	956	159	(1,902)
Other assets	(2,438)	(198)	41
Accounts payable	(64)	363	1,536
Accrued expenses and other liabilities	944	(585)	(1,892)
Deferred income	(93)	115	(43)
Deferred rent and other liabilities	(1,899)	(231)	(1,853)
Deferred franchise revenue	—	—	(35)
Net cash provided by operating activities	11,307	12,798	4,189

INVESTING ACTIVITIES:
Purchases of property	(3,431)	(5,033)	(7,338)
Purchases of leasehold improvements	(4,471)	(8,337)	(4,726)
Purchases of investments	—	(96)	(193)
Maturities of investments	—	—	172
Proceeds from the sales of investments	—	3,165	—
Net cash used in investing activities	(7,902)	(10,301)	(12,085)

FINANCING ACTIVITIES:
Proceeds from exercise of common stock options	237	3	1,228
Excess tax benefits from shared-based compensation	86	—	284
Payment of debt issuance costs	—	(246)	—
Net cash provided by (used in) financing activities	323	(243)	1,512
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	3,728	2,254	(6,384)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	5,816	3,562	9,946
CASH AND CASH EQUIVALENTS AT END OF YEAR	$9,544	$5,816	$3,562

(continued)

RUBIO’S RESTAURANTS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS, continued
(In thousands)

	Years Ended
	December 27, 2009	December 28, 2008	December 30, 2007
SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION:
Cash paid for interest	$—	$11	$—
Cash paid for income taxes, net of refunds	$267	$1,141	$1,351
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING ACTIVITIES:
Property, net, purchased and included in accrued expenses and other liabilities	$581	$1,608	$904

See notes to consolidated financial statements.

RUBIO’S RESTAURANTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 27, 2009, DECEMBER 28, 2008 AND DECEMBER 30, 2007

1.        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS - Rubio’s Restaurants, Inc. was incorporated in California in 1985 and reincorporated in Delaware in 1997. Rubio’s Restaurants, Inc. has two wholly owned subsidiaries, Rubio’s Restaurants of Nevada, Inc. and Rubio’s Incentives, LLC (collectively, the Company). As of December 27, 2009, the Company owns and operates a chain of 193 restaurants in California, Arizona, Nevada, Colorado, and Utah, including two licensed and three franchise locations.

The Company’s 193 restaurants are located more specifically as follows: 76 in the greater Los Angeles, California area, 47 in the San Diego, California area, 15 in the San Francisco, California area, 11 in the Sacramento, California area, 29 in Phoenix/Tucson, Arizona, 5 in Las Vegas, Nevada, 4 in the Denver, Colorado area and 6 in Salt Lake City, Utah.

BASIS OF PRESENTATION AND FISCAL YEAR - The consolidated financial statements include the accounts of the Company. All significant intercompany transactions and accounts have been eliminated in consolidation. The Company operates and reports on a 52- or 53-week fiscal year ending on the last Sunday of December. Fiscal years 2009, 2008 and 2007, which ended on December 27, 2009, December 28, 2008 and December 30, 2007, respectively, included 52 weeks.

RECLASSIFICATIONS – The Company has reclassified certain items in the accompanying Consolidated Financial Statements and Notes thereto for prior periods to be comparable with the classification for the fiscal year ended December 27, 2009.

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

ACCOUNTING STANDARDS CODIFICATION – In June 2009, the Financial Accounting Standards Board (FASB) approved the FASB Accounting Standards Codification (the “Codification” or “ASC”) and the hierarchy of U.S. generally accepted accounting principles (GAAP), which establishes the Codification (ASC Subtopic 105-10) as the sole source of authoritative guidance recognized by the FASB to be applied by nongovernmental entities. All existing accounting standard literature, promulgated by the FASB, American Institute of Certified Public Accountants, Emerging Issues Task Force and other authoritative sources, excluding guidance from the Securities and Exchange Commission (“SEC”), will be superseded by the Codification. All non-grandfathered, non-SEC accounting literature not included in the Codification will become non-authoritative. The Codification does not change GAAP, but instead introduces a new structure that will combine all authoritative standards into a comprehensive, topically organized online database. The Codification became effective for interim and annual periods ending after September 15, 2009. There is no change to the content of our consolidated financial statements or disclosures as a result of implementing the Codification. However, as a result of implementation of the Codification, previous references to new accounting standards and literature are no longer applicable. In order to ease the transition to the Codification, we are providing the Codification cross-reference alongside the references to the standards issued and adopted prior to the adoption of the Codification. All future references to authoritative accounting literature in our consolidated financial statements will be referenced in accordance with the Codification.

CASH EQUIVALENTS - Cash equivalents consist of money market instruments purchased with an original maturity of three months or less.

OTHER RECEIVABLES – Other receivables primarily comprise receivables from tenant improvement allowances due from landlords, delivery companies, income taxes and credit card processors. The allowance for doubtful accounts is based on historical experience, a review of existing receivables and existing economic conditions. The allowance for doubtful accounts at December 27, 2009 and December 28, 2008 was $126,000 and $239,000, respectively. Changes in other receivables are classified as operating activity in the consolidated statements of cash flows.

INVENTORY - Inventory consists of food, beverage, paper and restaurant supplies, and is stated at the lower of cost (first-in, first-out method) or market value. Changes in inventories are classified as operating activities in the consolidated statements of cash flows.

PROPERTY - Property is stated at cost. A variety of costs are incurred in the leasing and construction of restaurant facilities. The costs of buildings under development include specifically identifiable costs. The capitalized costs include development costs, construction costs, salaries and related costs, and other costs incurred during the acquisition or construction stage. Salaries and related costs capitalized totaled $258,000, $334,000 and $323,000 for fiscal years 2009, 2008 and 2007, respectively. Depreciation and amortization of buildings, leasehold improvements and equipment are computed using the straight-line method over the shorter of the estimated useful lives of the assets or the initial lease term for certain leased properties (buildings and improvements range from 1 to 20 years and equipment 3 to 7 years). For leases with renewal periods at the Company’s option, the Company generally uses the original lease term, excluding renewal option periods to determine useful lives; if failure to exercise a renewal option imposes an economic penalty to the Company, management may determine at the inception of the lease that renewal is reasonably assured and include the renewal option period in the determination of appropriate estimated useful lives. The Company’s policy requires lease-term consistency when calculating the depreciation period, in classifying the lease and in computing straight-line rent expense.

IMPAIRMENT OF GOODWILL - Goodwill, which represents the excess of the cost of acquired businesses over the fair value of amounts assigned to assets acquired and liabilities assumed, is not amortized. Instead, goodwill is assessed for impairment annually at the same time every year, and when an event occurs or circumstances change, such that it is reasonably possible that an impairment may exist. We selected our fiscal year-end as our annual date. As a result of our assessment at December 27, 2009 and December 28, 2008, no impairment of goodwill was indicated.

IMPAIRMENT OF LONG-LIVED ASSETS - Long-lived assets, such as property, plant, and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If circumstances require a long-lived asset or asset group be tested for possible impairment, the Company first compares undiscounted cash flows expected to be generated by that asset or asset group to its carrying value. If the carrying value of the long-lived asset or asset group is not recoverable on an undiscounted cash flow basis, an impairment is recognized to the extent that the carrying value exceeds its fair value. Fair value is determined through various valuation techniques which may include discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary.

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

SELF-INSURANCE LIABILITIES - We are self-insured for a portion of our workers’ compensation insurance program. Maximum self-insured retention, including defense costs per occurrence is $150,000 for the claim years ended October 31, 2010 and October 31, 2009, and $350,000 for the claim year ended October 31, 2008. We account for insurance liabilities based on independent actuarial estimates of the amount of ultimate losses incurred. These estimates rely on actuarial observations of industry-wide and Rubio’s specific historical claim loss development. Our actual loss development may be better or worse than the development estimated by the actuary. In that event, we will modify the accrual, and our operating expenses will increase or decrease accordingly.

DEFERRED RENT AND OTHER LIABILITIES - Rent expense on operating leases with scheduled or minimum rent increases is expensed on the straight-line basis over the initial lease term, which includes the period of time from when the Company takes possession of the leased space until the store opening date (the build-out period). Deferred rent represents the excess of rent charged to expense over rent payable under the lease agreement. In connection with certain of the Company’s leases, the landlord has provided the Company with tenant improvement allowances. These lease incentives, as well as rent holidays, are recorded in “Accrued expenses and other liabilities” and “Deferred rent and other liabilities” and are amortized over the initial lease term as reductions to rent expense.

FINANCIAL INSTRUMENTS - The carrying values of cash and cash equivalents, receivables, accounts payable and accrued expenses approximate fair values due to the short-term nature of these instruments. At December 27, 2009 and December 28, 2008, the Company had no material financial instruments subject to significant market exposure.

REVENUE RECOGNITION - Revenues from the operation of company-owned restaurants are recognized when sales occur. Franchise revenue is comprised of royalties from franchised restaurants and is recorded as revenue as earned. The Company recognizes a liability upon the sale of its gift cards and recognizes revenue when these gift cards are redeemed in its restaurants. The portion of the gift cards that is not expected to be redeemed (breakage) is recognized ratably over three years based on historical and expected redemption trends. This adjustment is classified as revenues in the Company’s consolidated statements of operations. Revenue recognized on unredeemed gift card balances was $110,000 in fiscal 2009, $106,000 in fiscal 2008, and $382,000 in fiscal 2007.

Sales from Company-owned restaurant revenues are recognized as revenue at the point of the delivery of meals. All sales taxes are presented on a net basis and are excluded from revenue.

STORE PRE-OPENING EXPENSES - Costs incurred in connection with the training of personnel, occupancy during the build-out period, and promotion of new store openings are expensed as incurred.

 ADVERTISING - Advertising costs incurred to produce media advertising for new campaigns are expensed in the year in which the advertising first takes place. Other advertising costs are expensed when incurred. Advertising costs are included in restaurant occupancy and other expenses and totaled $5.2 million for the fiscal year 2009, $4.7 million for fiscal year 2008 and $5.0 million for fiscal year 2007.

INCOME TAXES - Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The Company recognizes the effect of income tax positions only if those positions are more likely than not of being sustained. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. The Company records interest and penalties related to unrecognized tax positions in income tax expense.

SHARE-BASED PAYMENT - Employee stock-based compensation is recognized as a cost in the financial statements over the requisite service period. Cost is measured using the grant date fair value of the award. We estimate grant date fair value using the Black-Scholes-Merton option-pricing model.

ASC Topic 718 also requires that excess tax benefits recognized in equity related to stock option exercises are reflected as financing cash inflows. Stock-based compensation cost that has been included in income from continuing operations amounted to $1,159,000, $1,518,000 and $1,243,000 for the fiscal years 2009, 2008 and 2007, respectively. The total income tax benefit recognized in the statement of operations for stock-based compensation arrangements was $464,000, $607,000 and $491,000 for the fiscal years 2009, 2008 and 2007, respectively.

Refer to Note 8, Share-Based Compensation Plans, for information regarding the assumptions used by the Company in valuing its stock options.

COMMON STOCK AND EARNINGS PER SHARE - Basic earnings per share are computed by dividing net income or loss by the weighted average number of common shares outstanding during the period. Diluted earnings per share are computed similar to basic earnings per share, except that the weighted average number of shares of common stock outstanding is increased to include the effect of potentially dilutive common shares, which are comprised of stock options and restricted stock awards granted to employees under equity-based compensation plans that were outstanding during the period. Potentially dilutive common shares are excluded from the diluted earnings per share computation when their effect would be anti-dilutive (see Note 12).

CONCENTRATION OF CREDIT RISK - The Company invests its excess cash in money market accounts with third party financial institutions. These balances may exceed the Federal Deposit Insurance Corporation (FDIC) insurance limits. While the Company monitors the cash balances in its operating accounts on a daily basis and adjusts the cash balances as appropriate, these cash balances could be impacted if the underlying financial institutions fail or are subject to other adverse conditions in the financial markets. The Company has not experienced any material losses on its cash or cash equivalent accounts.

FAIR VALUE MEASUREMENT - On January 1, 2008, the Company adopted the authoritative guidance for fair value measurements of financial assets and financial liabilities and for fair value measurements of non-financial items that are recognized or disclosed at fair value in the financial statements on a recurring basis. The guidance defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. It also establishes a framework for measuring fair value and expands disclosures about fair value measurements.

On January 1, 2009, the Company adopted the authoritative guidance for fair value measurements of non-financial assets and non-financial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis.

See Note 10, Fair Value Measurement for additional information.

SUBSEQUENT EVENTS - The Company has evaluated subsequent events through the time of filing this Form 10-K with the SEC, and determined there were no other items to disclose.

2.       IMMATERIAL CORRECTION OF AN ERROR IN PRIOR PERIODS

During the second quarter of fiscal 2009 but prior to the filing of the Company’s Form 10-Q for the first quarter, the Company identified errors related to its payroll tax accrual balance. As a result, the Company’s historical payroll tax expense, in addition to penalties and interest, and the related accrued liability balances were misstated. In addition, income tax expense and income tax receivable balances were impacted by these adjustments. In accordance with Staff Accounting Bulletin (SAB) No. 99, Materiality, and SAB No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, management evaluated the materiality of the errors from qualitative and quantitative perspectives, and concluded that the errors were immaterial to the prior periods. Consequently, the Company has revised its historical financial statements for fiscal 2007 and fiscal 2008 within this report. The Company has recognized the cumulative effect of the error on periods prior to those that will be presented by increasing other receivables, increasing other current liabilities and increasing accumulated deficit by $49,000, $263,000 and $214,000, respectively, as of January 1, 2007. The errors had no impact on the consolidated statement of operations for the year ended December 30, 2007. In addition, the Company reclassified store closure accrual of $45,000 into accrued expenses and other current liabilities.

The following table represents a summary of the effects of the immaterial error correction on the condensed consolidated balance sheet for the period indicated (unaudited and in thousands):

	As of December 28, 2008
	As previously Reported	Adjustments	Adjusted
Other receivables	$3,866	$117	$3,983
Total current assets	$16,612	$117	$16,729
Total assets	$73,032	$117	$73,149
Accrued expenses and other liabilities	$14,509	$481	$14,990
Store closure accrual	$45	$(45)	$—
Total current liabilities	$18,736	$436	$19,172
Total liabilities	$27,327	$436	$27,763
Accumulated deficit	$(6,854)	$(319)	$(7,173)
Total stockholders’ equity	$45,705	$(319)	$45,386
Total liabilities and stockholders’ equity	$73,032	$117	$73,149

The following table represent a summary of the effects of the immaterial error correction on the consolidated statements of operations for the period indicated (in thousands, except per share amounts):

	Twelve Months Ended December 28, 2008
	As previously Reported	Adjustments	Adjusted
Restaurant labor	$56,470	$151	$56,621
General and administrative expenses	$17,920	$22	$17,942
Total costs and expenses	$178,919	$173	$179,092
Operating income (loss)	$385	$(173)	$212
Other expense	$(133)	$—	$(133)
Income (loss) before income taxes	$252	$(173)	$79
Income tax (expense) benefit	$(63)	$68	$5
Net income (loss)	$189	$(105)	$84
Net income (loss) per common share:
Basic	$0.02	$(0.01)	$0.01
Diluted	$0.02	$(0.01)	$0.01

Cash flows from operating, investing and financing activities for the above periods were not impacted by this immaterial correction of an error. However, net income (loss) was revised as shown above with an offset to the other receivables and accrued expenses and other liabilities captions within operating activities on the consolidated statement of cash flows.

3.            CONSOLIDATED BALANCE SHEET DETAILS

Consolidated balance sheet details as of December 27, 2009 and December 28, 2008, respectively (in thousands):

	2009	2008
OTHER RECEIVABLES:
Tenant improvement receivables	$424	$747
Beverage usage receivables	314	285
Credit cards	1,417	1,289
Income taxes	486	967
Food supplier receivable	—	141
Other	582	793
Allowance for doubtful accounts	(126)	(239)
Total	$3,097	$3,983

PROPERTY - at cost:
Building and leasehold improvements	$70,845	$66,458
Equipment and furniture	48,559	47,491
Construction in process	1,488	2,975
	120,892	116,924
Less: accumulated depreciation and amortization	(77,806)	(70,977)
Total	$43,086	$45,947

ACCRUED EXPENSES AND OTHER LIABILITIES:
Compensation	$5,141	$3,441
Workers’ compensation	1,443	1,453
Sales taxes	1,468	1,208
Vacation pay	1,168	1,031
Advertising	202	319
Gift cards	805	859
Occupancy	736	975
Legal and settlement fees regarding class action litigation (Note 6)	2,774	2,600
Construction in process	581	1,608
Store closure accrual	32	45
Other	2,479	1,451
Total	$16,829	$14,990

DEFERRED RENT AND OTHER LIABILITIES:
Deferred rent	$2,722	$2,600
Deferred tenant improvement allowances	2,704	2,389
Uncertain income tax position liability (Note 7)	446	263
Legal and settlement fees regarding class action litigation (Note 6)	—	2,600
Store closure accrual	—	17
Other	548	450
Total	$6,420	$8,319

4.      ASSET IMPAIRMENT AND STORE CLOSURE ACCRUAL

For the fiscal year ended December 27, 2009, the Company recorded impairment charges of $1,068,000 related to eleven under-performing stores.

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

The components of the store closure accrual in fiscal 2007, 2008 and 2009 are as follows (in thousands):

	Accrual Balance at December 30, 2007	Store Closure Expense	Store Closure Reversal	Usage	Accrual Balance at December 28, 2008

Accrual for stores closed in 2001	$187	$—	$(91)	$(67)	$29
Accrual for stores closed in 2002	79	—	—	(27)	52
Accrual for stores closed in 2005	(21)	—	—	2	(19)
Accrual for stores closed in 2008	229	45	—	(274)	—
Total store closure accrual	474	$45	$(91)	$(366)	62
Less: current portion	(370)				(45)
Non-current	$104				$17

	Accrual Balance at December 28, 2008	Store Closure Expense	Store Closure Reversal	Usage	Accrual Balance at December 27, 2009

Accrual for stores closed in 2001	$29	$—	$—	$(23)	$6
Accrual for stores closed in 2002	52	—	—	(28)	24
Accrual for stores closed in 2005	(19)	—	—	21	2
Total store closure accrual	62	$—	$—	$(30)	32
Less: current portion	(45)				(32)
Non-current	$17				$—

5.        CREDIT FACILITIES

LETTER OF CREDIT - On May 13, 2008, the Company entered into a $5.0 million revolving line of credit and a $15.0 million non-revolving line of credit (the “Credit Facility”) with Pacific Western Bank (the “Bank”). The revolving line of credit calls for monthly interest payments beginning June 5, 2008 at a variable interest rate based on the prime rate plus 0.25%, resulting in an initial rate of 5.25%. All outstanding principal plus accrued unpaid interest on the revolving line of credit is due May 13, 2010. The non-revolving line of credit calls for each advance to be evidenced by a separate note. Each advance shall have a maximum term of 57 months with an interest rate based on the prime rate plus 0.25%. Payments on advances shall be interest only for the first nine months, then principal and interest payments monthly. Both lines are collateralized by all assets of the Company and guaranteed by its subsidiaries. In addition, both lines require the Company to maintain its primary depository relationship with the Bank and the related accounts are subject to the right of offset for amounts due under the lines. Both lines are subject to certain financial and non-financial debt covenants and include a restriction on the payment of dividends without prior consent of the Bank. At December 27, 2009, the Company had $4.9 million of availability under the revolving line of credit, net of $99,000 of outstanding letters of credit, and $15.0 million of availability under the non-revolving line of credit. As of December 27, 2009, there were no funded borrowings outstanding under the Credit Facility.

6.        COMMITMENTS AND CONTINGENCIES

OPERATING LEASES - The Company leases restaurant and office facilities, land, vehicles and office equipment under various operating leases expiring through 2019. The leases generally provide renewal options of 5 years. Certain leases are subject to scheduled annual increases or minimum annual increases based upon the consumer price index, not to exceed specific maximum amounts. Certain leases require contingent percentage rents based upon sales and other leases pass through common area charges to the Company. Rental expense under these operating leases was $22.0 million, $20.0 million, and $17.8 million for fiscal years 2009, 2008 and 2007, respectively. Contingent percentage rent based on sales included in rental expense was $494,000, $612,000 and $666,000 for fiscal years 2009, 2008 and 2007, respectively.

Future minimum annual lease commitments, including obligations for closed stores and minimum future sublease rentals expected to be received as of December 27, 2009 are as follows (in thousands):
	Company Operated Retail Locations and Other	Sublease Income (A)
FISCAL YEAR
2010	$15,185	$(308)
2011	12,670	(233)
2012	10,710	(165)
2013	9,009	(131)
2014	7,879	(87)
Thereafter	20,970	—
	$76,423	$(924)

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

LITIGATION - In March 2007, the Company reached an agreement to settle a class action lawsuit related to how it classified certain employees under California overtime laws. The settlement agreement, which was approved by the court in June 2007, provides for a settlement payment of $7.5 million payable in three installments. The first $2.5 million installment was distributed on August 31, 2007 and the second $2.5 million installment was paid into a qualified settlement fund on December 29, 2008. The third and final installment of $2.5 million is due on or before June 28, 2010. As of December 27, 2009, the remaining balance of $2.5 million, plus accrued interest of $274,000, was accrued in “Accrued expenses and other liabilities”. The Company learned that 140 current and former employees who qualified to participate as class members in this class action settlement were not included in the settlement list approved by the court. The Company filed a motion requesting the court to include these individuals in the approved settlement and to provide that their claims are payable out of the aggregate settlement payment, as the Company believes the parties intended when they reached a settlement. The matter has not yet been finally resolved and there is no assurance that the Company will be successful. At this time, it is not possible to reasonably estimate the outcome of or any additional liability from this case.

On March 24, 2005, a former employee of the Company filed a California state court action alleging that the Company failed to provide the former employee with certain meal and rest period breaks and overtime pay. The parties moved the matter into arbitration, and the former employee amended the complaint to claim that the former employee represents a class of potential plaintiffs. The amended complaint alleges that current and former shift leaders who worked in the Company's California restaurants during specified time periods worked off the clock and missed meal and rest breaks. This case is still in the pre-class certification discovery and briefing stage, and no class has been certified. Holden, a former employee, seeks penalties under California's Private Attorney General Act of 2004, separate and apart from her certification of a class of shift leaders. The Company denies the former employee’s claims, and intends to continue to vigorously defend this action. A recent decision by the California Court of Appeals in Brinker Restaurant Corporation v. Superior Court (Hohnbaum) last year held that employers do not need to affirmatively ensure employees actually take their meal and rest breaks but need only make meal and rest breaks “available” to employees. The Brinker case was recently taken up for review by the California Supreme Court. At this time, the Company has no assurances of how the California Supreme Court will rule in the Brinker case. Regardless of merit or eventual outcome, this arbitration may cause a diversion of the Company’s management’s time and attention and the expenditure of legal fees and expenses.

The Company is involved in various other claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these other matters will not have a material adverse effect on the Company’s consolidated financial position, results of operations, or liquidity.

7.        INCOME TAXES

The components of the income tax expense for fiscal years 2009, 2008 and 2007 are as follows (in thousands):

	2009	2008	2007
Federal (expense) benefit:
Current	$(510)	$1,734	$(799)
Deferred	499	(1,788)	233
State (expense) benefit:
Current	(218)	(16)	(222)
Deferred	180	(60)	(59)
Uncertain income tax position expense	—	1	—
Interest expense, gross of tax benefits	(17)	—	(50)
Interest income, gross of tax benefits	2	134	—
Total income tax (expense) benefit	$(64)	$5	$(897)

 The income tax expense differs from the federal statutory rate because of the effect of the following items for fiscal years 2009, 2008 and 2007:

	2009	2008	2007
Statutory rate	34.0%	34.0%	34.0%
State income taxes, net of federal benefit	5.8	58.5	9.1
Interest expense or benefit, net of tax benefits	2.0	(103.4)	1.4
Non-deductible items	2.8	50.2	0.5
Credits	(27.5)	(44.8)	(2.7)
Other	(3.1)	(0.8)	0.7
Effective tax (expense) benefit rate	14.0%	(6.3)%	43.0%

In 2007, the Company reduced its statutory state tax rate net of federal benefit from 5.8% to 5.6% to reflect the shifting of operations to jurisdictions with no income tax or low income tax rates.  The result of this change was a one-time, unfavorable adjustment of 3.4% to the Company's state tax rate for the revaluation of the Company's state deferred tax asset at the lower effective state tax rate. In 2008, the Company similarly reduced its statutory state tax rate net of federal benefit to 5.5%, where it remained through 2009. Although the dollar amount of the one-time, unfavorable adjustment for the revaluation of the deferred tax asset in 2008 was not significant, the impact of the adjustment to the 2008 state tax rate was 7.9% due to the Company's pre-tax book income being closer to $0 than in other years.

For the years ended December 27, 2009 and December 28, 2008, the Company’s combined federal and state income tax receivables were $486,000 and $967,000, respectively.

Deferred income taxes are provided to reflect temporary differences in the basis of net assets for income tax and financial reporting purposes, as well as available tax credits. The tax-effected temporary differences comprising the Company’s deferred income taxes as of December 27, 2009 and December 28, 2008 are as follows (in thousands):

	2009	2008
Accruals currently not deductible	$2,234	$810
Deferred rent	1,138	1,180
Difference between book and tax basis of property	5,455	5,163
Net operating losses	160	159
State taxes	227	231
Deferred compensation	1,799	1,457
Deferred income	74	72
Accrued legal settlement	988	1,976
Inventory	163	—
Other, net	(240)	(24)
Net deferred income tax assets	$11,998	$11,024
Net current deferred income tax assets	$3,083	$1,764
Net non-current deferred income tax assets	$8,915	$9,260

The Company has State Enterprise Zone credit carryforwards as of December 27, 2009 and December 28, 2008 of $227,000 and $228,000, respectively. State income tax credits will carry forward indefinitely and may be used to offset future state income tax. The Company also has State net operating loss carryforwards of $3.2 million as of December 27, 2009 and $2.9 million as of December 28, 2008. State net operating losses will carryforward through 2019 and may be used to offset future state taxable income. The Company believes that the remaining deferred tax assets will be realized through future taxable income or alternative tax strategies.

A reconciliation of the beginning and ending amount of unrecognized tax benefits for the years ended December 27, 2009 and December 28, 2008 is as follows (in thousands):
	2009	2008
Beginning balance	$271	$1,044
Gross increases for tax positions taken in prior years	267	44
Gross increases for tax positions taken in the current year	80	147
Consents for accounting method changes	—	(953)
Lapse of statute of limitations	(12)	(11)
Ending balance	$606	$271

As of December 27, 2009, the unrecognized tax benefits, net of their state tax benefits, that would negatively impact the Company’s effective tax rate if recognized were $6,000.

A significant portion of the Company's beginning balance of unrecognized tax benefits for 2008 related to an uncertain tax position for worker's compensation costs.  The Company filed a request to change its accounting method for workers' compensation costs with the IRS and, during the third quarter of 2008, the IRS approved the Company's request. This approval allowed the Company to increase its tax liability for the impact of the change over a four-year period beginning with its 2007 tax return.  The Company reduced its balance of unrecognized tax benefits by $953,000 for the impact of the approval on this uncertain tax position.

The IRS is currently examining the Company's 2006 and 2007 tax years. During the second quarter of fiscal 2009, the IRS proposed an adjustment related to inventory capitalization with a tax impact of $837,000. After considering restaurant specific company operations, the IRS issued a revised proposed adjustment with a tax impact of $321,000. The Company subsequently submitted an additional revision to the calculation with a tax impact of $161,000. The IRS reviewed the revised calculation but did not agree with the Company's position. As the Company feels strongly that its position more accurately reflects existing tax law, the Company has filed a formal appeal with the IRS.

The Company has recorded an unrecognized tax benefit of $161,000 related to the IRS proposed adjustment. It has also recorded unrecognized tax benefits for the impact of the uncertain tax position on inventory capitalization on other years following the examination period and on the Company's filings in states where the Company does business.

The Company expects to resolve the uncertain tax position on inventory capitalization with the IRS and other taxing jurisdictions within the next twelve months. The resolution of this matter and others in the next twelve months may result in a reduction of unrecognized tax benefits by up to $247,000. As of the end of 2009, the Company’s 2008 and 2009 federal tax years and 2005 through 2009 state tax years were not under examination but remained open to potential examination by taxing authorities. Based on the status of the Company’s current federal examination and the absence of any other open examinations, the Company is not aware of any other events that might significantly impact the balance of unrecognized tax benefits during the next twelve months.

The Company classifies interest expense and penalties on income tax liabilities and interest income on income tax refunds as additional income tax expense or benefit, respectively.  During the 2009 and 2008 years, the Company accrued net interest expense of $15,000 and net interest income of $134,000, respectively. The interest income in 2008 was primarily the result of the Company's reversal of approximately $105,000 of accrued interest expense as a result of the IRS approval of the Company’s request for method change and the lapse of the statute of limitations on the Company’s 2004 Federal tax year.  As of December 27, 2009 and December 28, 2008, the Company's balances of accrued interest expense were $69,000 and $55,000, respectively.

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

The stock issuable under the 1999 Plan consisted of shares of authorized but unissued or reacquired common stock, including shares repurchased by the Company on the open market. The number of shares of common stock reserved for issuance under the 1999 Plan automatically increased on the first trading day in January each year. The increase was equal to 3% of the total number of shares of common stock outstanding as of the last trading day in December of the preceding year, not to exceed 450,000 shares in any given year. In addition, no participant in the 1999 Plan may be granted stock options, separately exercisable stock appreciation rights and direct stock issuances for more than 500,000 shares of common stock in the aggregate per calendar year. Each option has a maximum term of 10 years, or 5 years in the case of any greater than 10% stockholder, and is subject to earlier termination in the event of the optionee’s termination of service.

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

On the date of each annual stockholders’ meeting after the 2006 annual stockholders’ meeting, each individual who continues to serve as a non-employee board member will be granted an annual award under the 1999 Plan consisting of restricted stock units for 4,500 shares of our common stock, which will vest upon the earlier of the expiration of 12 months of continuous service as a director or the director’s death, or permanent disability, a change of control or a corporate transaction, as such terms are defined in the 1999 Plan. In fiscal 2009, 2008 and 2007, each non-employee director received restricted stock units for 4,500 shares of our common stock.

The 1999 Plan terminated in accordance with its terms on March 17, 2009. At the time of termination, a total of 4,222,138 shares of common stock were authorized for issuance under the 1999 Plan, which includes the shares subject to outstanding options under the predecessor plans. As discussed below, the Company’s Board of Directors and stockholders approved the 2008 Equity Incentive Plan in connection with the Company’s annual meeting in 2008 to replace the 1999 Plan. No further grants or awards will be made under the 1999 Plan.

2008 EQUITY INCENTIVE PLAN – In connection with the Company’s annual meeting in 2008, the Board of Directors and the stockholders of the Company approved the 2008 Equity Incentive Plan (the “2008 Plan”) to replace the 1999 Plan, which terminated on March 17, 2009. The 2008 Plan permits the Company to issue stock options (both incentive stock options and non-statutory stock options) and stock awards (including stock appreciation rights, stock units, stock grants and other similar equity awards). The 2008 Plan is administered by the Company’s Compensation Committee and the Company’s Board of Directors.

The number of shares of common stock initially reserved for issuance under the 2008 Plan consist of that number of shares that (i) remain available for sale or issuance under the 1999 Plan and (ii) shares subject to outstanding awards issued under the 1999 Plan (including the 2006 Executive Incentive Plan); provided that in the case of (ii) such shares only become available for issuance under the 2008 Plan if and to the extent such outstanding awards are cancelled, expire or are forfeited or such shares are repurchased by the Company. The number of shares available for sale or issuance under the 2008 Plan will automatically increase on the first trading day of January each calendar year during the term of the 2008 Plan, beginning with calendar year 2009, by an amount equal to three percent (3%) of the total number of shares outstanding on the last trading day in December of the immediately preceding calendar year, but in no event shall any such annual increase exceed 450,000 shares. As of December 27, 2009, a total of 4,222,138 shares of common stock were authorized for issuance under the 2008 Plan, which includes the shares subject to outstanding options under all predecessor plans. During July 2009, the Company’s Board of Directors suspended the Plan’s evergreen feature for the 2010 and 2011 calendar years.

The following is a summary of stock option activity for fiscal years 2007, 2008 and 2009 pursuant to the 1999 Plan and the 2008 Plan:

			Weighted
	Shares		Average
	Options		Exercise
	Available	Options	Price Per
	for Grant	Outstanding	Share
Balance at December 31, 2006	802,860	1,577,451	$8.25
Authorized	293,805	—	—
Granted	(482,519)	482,519	9.27
Exercised	—	(156,986)	5.73
Forfeited	203,062	(203,062)	10.05
Balance at December 30, 2007	817,208	1,699,922	8.55
Authorized	298,493	—	—
Granted	(321,698)	321,698	4.40
Exercised	—	(600)	4.75
Forfeited	143,749	(143,749)	9.26
Expired	6,550	(6,550)	9.00
Balance at December 28, 2008	944,302	1,870,721	7.78
Authorized	298,532	—	—
Granted	(32,229)	32,229	5.59
Exercised	—	(75,000)	8.39
Forfeited	55,598	(55,598)	3.17
Expired	67,607	(67,607)	9.23
Balance at December 27, 2009	1,333,810	1,704,745	7.87
Exercisable, December 30, 2007		821,927	8.23
Exercisable, December 28, 2008		1,013,898	8.09
Exercisable, December 27, 2009		971,081	8.48

The following table summarizes information as of December 27, 2009 concerning currently outstanding and exercisable options:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$ 2.90 - $ 4.97	335,615	7.85	$4.23	86,616	$4.56
5.00 - 6.50	152,964	4.70	5.93	113,964	5.99
7.00 - 9.87	1,104,703	6.57	8.86	660,704	8.89
10.00 - 11.05	32,486	6.12	10.47	30,820	10.46
12.00 - 12.75	78,977	4.96	12.17	78,977	12.17
	1,704,745	6.57	7.87	971,081	8.48

STOCK OPTIONS - The following table summarizes stock option activity for fiscal year 2009:
	Options	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Term

Outstanding at beginning of period	1,870,721	$7.78
Granted	32,229	5.59
Exercised	(75,000)	8.39
Forfeited	(55,598)	3.17
Expired	(67,607)	9.23

Outstanding at end of period	1,704,745	$7.87	$1,238,071	6.57

Exercisable at end of period	971,081	$8.48	$386,595	5.45

In 2009, 2008 and 2007, the aggregate intrinsic value of stock options (the amount by which the market price of the stock on the date of exercise exceeded the market price of the stock on the date of grant) exercised was $218,000, $0 and $900,000, respectively.

Compensation cost, which was determined using the weighted average fair value at the date of grant, was $2.57, $1.96 and $4.61 for options granted during 2009, 2008 and 2007, respectively. The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model. For fiscal 2009, the assumptions used were: an expected dividend of zero; an expected stock price volatility of 53%; a risk-free interest rate of 2% and expected lives of options of 4.6 years. For fiscal 2008, the assumptions used were: an expected dividend of zero; an expected stock price volatility of 49%; a risk-free interest rate of 2% and expected lives of options of 5.0 years. For fiscal 2007, the assumptions used were: an expected dividend of zero; an expected stock price volatility of 45%; a risk-free interest rate of 3.9% and expected lives of options of 6.4 years. As of December 27, 2009, there was $667,945 of unrecognized compensation expense related to non-vested option awards that is expected to be recognized over a weighted average period of 1.39 years. As of December 28, 2008, there was $1,303,503 of unrecognized compensation expense related to non-vested option awards that is expected to be recognized over a weighted average period of 2.1 years. As of December 30, 2007, there was $1,916,452 of unrecognized compensation expense related to non-vested option awards that is expected to be recognized over a weighted average period of 2.4 years.

The estimated fair value of options granted is subject to the assumptions made, and if the assumptions change, the actual fair value amounts could be significantly different.

 Included in general and administrative and restaurant labor expenses on the consolidated statements of operations is stock compensation expense measured and recognized at $1,159,000 in 2009, $1,518,000 in 2008, and $1,243,000 in 2007.

1999 EMPLOYEE STOCK PURCHASE PLAN - On March 18, 1999 and March 24, 1999, the board and stockholders, respectively, approved the 1999 Employee Stock Purchase Plan (the “ESPP”), which became effective upon the completion of the Company’s initial public offering. The ESPP allows eligible employees, as specified in the ESPP, to purchase shares of common stock in semi-annual intervals through payroll deductions under this plan. The accumulated payroll deductions will be applied to the purchase of shares on the employee’s behalf at a price per share equal to 85% of the lower of (1) the fair market value of the Company’s common stock at the date of entry into the current offering period or (2) the fair market value on the purchase date. An initial reserve of 200,000 shares of common stock has been authorized for issuance under the ESPP. The board may alter, suspend or discontinue the ESPP. However, certain amendments to the ESPP may require stockholder approval. There has been no activity under the ESPP during 2009. The ESPP terminated pursuant to its terms on July 31, 2009.

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

The Company granted market performance vested stock awards to certain employees under the EIP in fiscal year 2007. No awards were granted during fiscal 2008 and 2009. The awards granted in fiscal year 2007 represent a right to receive a certain number of shares of common stock upon achievement of share price performance goals at the end of one-year, two-year and three-year periods. The first three performance periods ended on December 20, 2007, 2008 and 2009, respectively. ASC 718, Compensation – Stock Compensation (formerly SFAS No. 123R) requires that the valuation of market condition awards consider the likelihood that the market condition will be satisfied rather than assuming that the award is vested on the award date. Because the share-price compounded annual growth rate targets represent a more difficult threshold to meet before payout, with greater uncertainty that the market condition will be satisfied, these awards have a lower fair value than those that vest based solely on the passage of time. However, compensation expense is required to be recognized under ASC 718 for an award regardless of when, if ever, the market condition is satisfied. The Company determined the fair value on the date of grant of $4.27, $4.48 and $4.78 for the awards with performance periods ending in 2007, 2008 and 2009, respectively. The fair value of each option grant was estimated on the date of grant using a Stochastic model, under the following assumptions: an expected dividend of zero; expected stock price volatility of 25.7%, 32.2% and 37.8% for the awards with performance periods ending in 2007, 2008 and 2009, respectively, and; risk-free interest rate of 4.9%, 4.6% and 4.5% for the awards with performance periods ending in 2007, 2008 and 2009, respectively. The compensation associated with these shares is being expensed over the service period. The amount of compensation expense recorded was $54,000 $86,000 and $173,000 for fiscal 2009, 2008 and 2007, respectively. The expected cost for all awards granted is based on the fair value on the date of grant, as it is the Company’s intent to settle these awards with shares of common stock. These stock awards are payable under the 1999 Plan.

RESTRICTED STOCK UNITS - The following table summarizes restricted stock unit activity during fiscal years 2009, 2008 and 2007:

	Restricted Stock Units (# of shares)
	2009	2008	2007
Outstanding at beginning of period	64,250	85,537	117,822
Awards granted	22,500	27,000	27,000
Awards forfeited	(37,250)	(5,332)	(14,998)
Shares vested	(27,000)	(42,955)	(44,287)
Non-vested shares at end of period	22,500	64,250	85,537
Weighted Average Grant Date Fair Value	$6.04	$4.94	$6.32

As of December 27, 2009, there was $74,442 of unrecognized compensation expense related to non-vested restricted stock unit awards that is expected to be recognized over a weighted average period of 0.59 years. For the fiscal year ended December 28, 2008, there was $120,582 of unrecognized compensation expense related to non-vested restricted stock unit awards that is expected to be recognized over a weighted average period of 0.75 years. For the fiscal year ended December 30, 2007, there was $270,015 of unrecognized compensation expense related to non-vested restricted stock unit awards that is expected to be recognized over a weighted average period of 1.16 years.

9.       BENEFIT PLANS

EMPLOYEE SAVINGS PLAN - The Company has a defined contribution 401(k) plan. This plan allows eligible employees to contribute a percentage of their salary, subject to annual limits, to the plan. The Company matches 25% of each eligible employee’s contributions up to 6% of gross salary. The Company’s contributions vest over a five-year period. The Company contributed $58,000, $56,000 and $54,000 for fiscal years 2009, 2008 and 2007, respectively.

EXECUTIVE DEFERRED COMPENSATION PLAN - The Company adopted a deferred compensation plan (the Plan), effective on December 1, 2007. Under the Plan, beginning on December 31, 2007, the Company’s management and other highly compensated employees and non-employee members of the board who are not eligible to participate in the Company’s 401(k) plan based on their compensation levels can defer a portion of their compensation and contribute such amounts to one or more investment funds. Funds are invested in a combination of mutual funds and corporate owned life insurance contracts (“COLI”) that are specifically designed to informally fund savings plans of this nature. The Plan is not intended to meet the qualification requirements of Section 401(a) of the Internal Revenue Code of 1986, as amended, but is intended to meet the requirements of Section 409A of the Internal Revenue Code, and to be an unfunded arrangement providing deferred compensation to eligible employees who are part of a select group of management or highly compensated employees within the meaning of Sections 201, 301 and 401 of the Employee Retirement Income Security Act of 1974, as amended.   The maximum aggregate amount deferrable under the Plan is 80% of base salary and 100% of cash incentive compensation. The Company makes bi-weekly matching contributions in an amount equal to 25% of the first 6% of employee compensation contributed, with a maximum annual Company contribution of 6% of employee compensation per year (subject to annual dollar maximum limits). The Company’s contributions to the Plan vest at the rate of 25% each year beginning after the employee’s first year of service. For the fiscal years ended December 27, 2009 and December 28, 2008, the Company’s matching contribution expense under the Plan was $32,000 and $33,000, respectively.

Additionally, the Company entered into a rabbi trust agreement to protect the assets of the Plan. Each participant’s account is comprised of their contribution, the Company’s matching contribution and their share of earnings or losses in the Plan. In accordance with ASC 710-10-35, Compensation, (formerly EITF 97-14) (Accounting for Deferred Compensation Arrangements Where Amounts Earned Are Held in a Rabbi Trust and Invested), the accounts of the rabbi trust are reported in the Company’s consolidated financial statements. The Company reports these investments within other assets and the related obligation within other liabilities on the consolidated balance sheet. Such amounts totaled $452,000 and $460,000 at December 27, 2009, respectively, and $201,000 and $180,000 at December 28, 2008, respectively. The investments are reported at fair value with the realized and unrealized holding gains and losses related to these investments, as well as the offsetting compensation expense, recorded in general and administrative expenses.

NON-EMPLOYEE DEFERRED COMPENSATION PLAN - The Company adopted a non-employee deferred compensation plan on March 6, 2003. Under this plan, non-employee directors can defer fees into either a cash account or into discounted options under the Company’s 1999 Plan. Any deferrals into cash are credited to a cash account that will accrue earnings at an annual rate of 2% above the prime lending rate. At the time of election, a participant must choose the dates on which the cash benefit will be distributed. In October 2004, Congress enacted Internal Revenue Code Section 409A governing deferred compensation. The Company operates this deferred compensation plan in accordance with Section 409A. Because Section 409A restricts the use of discounted stock options, the Company will evaluate the extent to which that portion of the non-employee deferred compensation plan will be implemented in the future. This plan had no impact on the Company’s results of operations for fiscal 2009, 2008, or 2007.

10.         FAIR VALUE MEASUREMENT

As of December 27, 2009 and December 28, 2008, the Company's financial assets and financial liabilities that are measured at fair value on a recurring basis are comprised of an Executive Deferred Compensation Plan of Rubio’s Restaurants, Inc., (the “Plan”). The Plan is a nonqualified deferred compensation plan which allows highly compensated employees to defer receipt of a portion of their compensation and contribute such amounts to one or more investment funds held in a rabbi trust. The Plan investments are reported at fair value based on third-party broker statements which represents level 2 in the ASC 820 (formerly SFAS 157) fair value hierarchy (see Note 9). The realized and unrealized holding gains and losses related to these investments, as well as the offsetting compensation expense, are recorded in general and administrative expense on the consolidated statements of operations.

The Company’s non-financial assets (liabilities) that are measured using fair value techniques on a nonrecurring basis include valuing potential impairment losses related to property and equipment.  The Company tests for the impairment of property and equipment when triggering events occur, and such impairment, if any, is measured at fair value. The inputs for fair value of property and equipment would be based on Level 3 inputs as data used for such fair value calculations and would be based on discounted cash flows that are not observable from the market, directly or indirectly.

The following table presents the fair values for those assets and liabilities measured at fair value during fiscal 2009 on a non-recurring basis, and remaining on our Consolidated Balance Sheet as of December 27, 2009.  Total losses include losses recognized from all non-recurring fair value measurements during fiscal 2009 (in thousands):

	Total	Level 1	Level 2	Level 3	Total losses
Long-lived assets held and used	$506	$—	$—	$506	$1,068

The fair value of long-lived assets held and used, is typically determined using discounted cash flows to estimate the price that a franchisee would be expected to pay for a restaurant and its related assets.

11.        RELATED PARTIES

The following is a listing of the Company’s related-party transactions:

Craig Andrews, a Company director, is a partner at the law firm of DLA Piper LLP (US) and was a shareholder of Heller Ehrman, LLP through June 2008. During fiscal 2009 and 2008, the Company paid DLA Piper LLP $406,662 and $182,425, respectively, and during fiscal 2009 and 2008, the Company paid Heller Ehrman, LLP $0 and $150,955, respectively, for rendering general corporate and other legal services.

In July 2005, the Company entered into agreements with Rosewood Capital, L.P. or Rosewood, and Ralph Rubio, who at the time was Chairman of the Board and Chief Executive Officer, to extend the registration rights held by Rosewood and Mr. Rubio under an investor’s rights agreement entered into prior to the Company’s initial public offering. Neither Mr. Rubio nor Mr. Anderson, a Company director, voted on the approval of the transaction with respect to these extension agreements. In May 2007, the Company, Rosewood and Mr. Rubio, who at the time was Chairman of the Board, entered into agreements to further extend the registration rights held by Rosewood and Mr. Rubio from December 31, 2007 to June 30, 2009. As part of these extension agreements, Rosewood and Mr. Rubio agreed that they would not demand that the Company register their stock prior to June 30, 2009. Neither Mr. Rubio nor Mr. Anderson, a Company director and affiliated with Rosewood, voted on the approval of the transaction with respect to these extension agreements. On September 11, 2008, the Company entered into an agreement with each of Rosewood and Mr. Rubio to extend the time period in which Rosewood and Mr. Rubio may exercise their registration rights from June 30, 2009 to December 30, 2010. In consideration for this extension, Rosewood and Mr. Rubio each agreed not submit a request to register their stock until December 31, 2008. Neither Mr. Rubio nor Mr. Anderson voted on the approval of the transaction with respect to these extension agreements. On July 29, 2009, the Company entered into an agreement with each of Rosewood and Mr. Rubio to extend the time period in which Rosewood and Mr. Rubio may exercise their registration rights from December 30, 2010 to December 30, 2011. In consideration for this extension, Rosewood and Mr. Rubio each agreed not submit a request to register their stock until December 31, 2009.  Neither Mr. Rubio nor Mr. Anderson voted on the approval of the transaction with respect to these extension agreements.

12.        NET INCOME PER SHARE

A reconciliation of basic and diluted net income per share is as follows (in thousands, except per share data):

	Fiscal Years
	2009	2008	2007
Numerator
Basic:
Net income	$392	$84	$1,189
Denominator
Basic:
Weighted average common shares outstanding	9,993	9,951	9,889
Diluted:
Effect of dilutive securities:
Common stock options	79	63	81
Total weighted average common and potential common shares outstanding	10,072	10,014	9,970
Net income per share:
Basic	$0.04	$0.01	$0.12
Diluted	$0.04	$0.01	$0.12

For the fiscal years ended December 27, 2009, December 28, 2008, and December 30, 2007, common stock options of 1.5 million, 1.7 million, and 511,000 shares, respectively, were excluded in calculating diluted earnings per share as the exercise price exceeded fair market value and inclusion would have been anti-dilutive.

13.        SEGMENT INFORMATION

The Company owns and operates high-quality, fast-casual Mexican restaurants under the name “Rubio’s Fresh Mexican Grill,” with restaurants in California, Arizona, Nevada, Colorado and Utah. The Company currently considers its business to consist of one reportable operating segment.

14.        SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

The following is summarized unaudited quarterly financial data (in thousands, except per share data) for fiscal 2009 and 2008:

	Fiscal 2009
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total revenues	$46,337	$48,667	$48,431	$45,443
Operating income (loss)	428	764	659	(1,266)
Net income (loss)	245	512	487	(852)
Basic net income (loss) per share	0.02	0.05	0.05	(0.08)
Diluted net income (loss) per share	0.02	0.05	0.05	(0.08)

	Fiscal 2008
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter (restated, see Note 2)
Total revenues	$42,161	$45,147	$47,012	$44,984
Operating (loss) income	(1,243)	611	1,244	(400)
Net (loss) income	(745)	335	789	(295)
Basic net (loss) income per share	(0.07)	0.03	0.08	(0.03)
Diluted net (loss) income per share	(0.07)	0.03	0.08	(0.03)

Operating income (loss) and net income (loss) per share are computed independently for each of the quarters presented and therefore may not sum to the annual amount for the year.