Form 10-K/A
period 2009-12-27
RUBIOS RESTAURANTS INC
filed 2010-04-26
CIK 1082423

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

As of April 19, 2010, there were 10,035,177 shares of the registrant’s common stock, par value $0.001 per share, issued and outstanding.

EXPLANATORY NOTE

We filed our Annual Report on Form 10-K for the year ended December 27, 2009 with the Securities and Exchange Commission on March 26, 2010 (the “Original Report”).  This Form 10-K/A replaces the information previously incorporated by reference in Part III of the Original Report with the actual text for Part III of the Form 10-K.

Except for the additions and modifications described above, the Company has not modified or updated disclosures presented in the Original Report in this Form 10-K/A.  Accordingly, this Form 10-K/A does not reflect events occurring after the filing of the Original Report or modify or update those disclosures affected by subsequent events.  Information not affected by this amendment remains unchanged and reflects the disclosures made at the time the Original Report was filed.

In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), new certifications by our principal executive officer and principal financial officer are filed as exhibits to this Annual Report on Form 10-K/A under Item 15 of Part IV hereof.

INDEX TO FORM 10-K/A

PART III
Item 10.	Directors, Executive Officers and Corporate Governance	1
Item 11.	Executive Compensation	7
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	12
Item 13.	Certain Relationships and Related Transactions and Director Independence	13
Item 14.	Principal Accountant Fees and Services	16

PART IV
Item 15.	Exhibits and Financial Statement Schedules	16

SIGNATURES

Forward-Looking Statements:

This Form 10-K/A and the documents incorporated herein by reference, include forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended.  All statements, other than statements of historical fact, are statements that could be deemed forward-looking statements, including, but not limited to, statements regarding our future financial position, business strategy and plans and objectives of management for future operations.  Words such as “believe,” “may,” “could” “will,” “estimate,” “continue,” “anticipate,” “intend,” “expect” and similar expressions are intended to identify forward-looking statements.

Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements.  Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this Form 10-K/A, and in particular, the risks discussed under Item 1A. “Risk Factors” in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 26, 2010 and those discussed in other documents we file with the Securities and Exchange Commission. In light of these risks, uncertainties and assumptions, readers are cautioned not to place undue reliance on such forward-looking statements.  These forward-looking statements represent beliefs and assumptions only as of the date of this Form 10-K/A.  Except as required by applicable law, we do not intend to update or revise forward-looking statements contained in this Form 10-K/A to reflect future events or circumstances.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors

The following table sets forth information regarding our directors as of April 19, 2010:

Name	Age	Position
Ralph Rubio	54	Chairman of the Board of Directors
Daniel E. Pittard	60	Director, President and Chief Executive Officer
Kyle A. Anderson	53	Director
Craig S. Andrews, J.D.	57	Director
William R. Bensyl	64	Director
Loren C. Pannier	68	Director
Timothy J. Ryan	70	Director

We have a classified Board of Directors currently consisting of two directors (Daniel Pittard and Timothy J. Ryan) who will serve until the 2010 Annual Meeting of Stockholders, three directors (Craig S. Andrews, William R. Bensyl and Loren C. Pannier) who will serve until the 2011 Annual Meeting of Stockholders, and two directors (Ralph Rubio and Kyle A. Anderson) who will serve until the 2012 Annual Meeting of stockholders, and in each case until their respective successors are duly elected and qualified.  Directors in a class are elected for a term of three years to succeed the directors in such class whose terms expire at such annual meeting.

In addition to the information presented below regarding each director’s specific experience, qualifications, attributes and skills that led our Board to the conclusion that he should serve as a director, we also believe that all of our directors have a reputation for integrity, honesty and adherence to high ethical standards. They each have demonstrated business acumen and an ability to exercise sound judgment, as well as a commitment of service to Rubio’s and our Board.

Ralph Rubio, our co-founder, has been chairman of the board since 2000.  Mr. Rubio also served as our chief executive officer from 1983 to 2004 and interim president and chief executive officer from December 2005 to August 2006.  Prior to founding Rubio’s, Mr. Rubio was employed in restaurant management and in various other positions at the Old Spaghetti Factory, Hungry Hunter and Harbor House restaurant chains.  Mr. Rubio holds a bachelor’s degree in Liberal Studies from San Diego State University and has more than 30 years of experience in the restaurant industry. We believe Mr. Rubio’s qualifications to sit on our Board include his leadership role in founding Rubio’s and developing the Company’s concept and menu, as well as his experience in the restaurant industry.

Daniel E. Pittard has been President and Chief Executive Officer and a member of our Board of Directors since August 2006. Mr. Pittard’s diverse background brings unique qualifications for leadership at Rubio’s.  He has served in key executive positions at companies including McKinsey & Company, PepsiCo, Inc. and Amoco Corp. (now part of BP p.l.c.).  Mr. Pittard served a wide range of clients as a partner at McKinsey & Company from 1980 to 1992, including consumer companies for whom he helped develop profitable growth strategies and build new organizational capabilities.  During his tenure at PepsiCo, Inc. from 1992 to 1995, he held several senior executive positions including Senior Vice President, Operations for PepsiCo Foods International, and Senior Vice President and General Manager, New Ventures for Frito-Lay.  In this latter position, he worked with Taco Bell Corp. to create retail products and introduce them into supermarkets. At Amoco Corp. from 1995 to 1998, he served as Group Vice President.  As Group Vice President, he had responsibility for several businesses with over $8 billion in revenues, including Amoco Corp.’s retail business that had 8,000 locations.  During his tenure, he entered into a strategic alliance with McDonald’s Corporation to build joint locations. From 1998 to 1999, Mr. Pittard served as Senior Vice President, Strategy and Business Development for Gateway, Inc.  In 1999, Mr. Pittard formed Pittard Investments LLC, and in 2004, he formed Pittard Partners LLC.  Through these entities, Mr. Pittard has invested in and consulted for private companies.  He served on the Board of Novatel Wireless, a publicly traded company, from 2002 to 2004.  Mr. Pittard graduated from the Georgia Institute of Technology with a Bachelor of Science degree in Industrial Management and received an MBA from the Harvard Graduate School of Business Administration. We believe Mr. Pittard’s qualifications to sit on our Board include his experience as a CEO and business leader, his experience in the restaurant and retail industries and his business consulting and investment experience.

Kyle A. Anderson has served as a director since February 1995.  Mr. Anderson is a founding member and managing member of Rosewood Capital Associates, LLC, the general partner of Rosewood Capital, L.P., a consumer-oriented private equity investment fund and a managing member of other Rosewood affiliates.  Prior to joining Rosewood in 1988, Mr. Anderson was a vice president in the mergers and acquisitions department at The First Boston Corporation.  Mr. Anderson serves on the board of directors of a privately held company.  Mr. Anderson holds a Bachelor of Arts degree from Princeton University and an M.B.A. from Columbia University We believe Mr. Anderson’s qualifications to sit on our Board include his years of experience as a business leader and venture capitalist and his experience in advising growth-focused retail and restaurant companies.

Craig S. Andrews, J.D. has served as a director since 1999.  Mr. Andrews has served as senior counsel at the law firm of DLA Piper LLP (US) since January 2010, and as partner at this firm from May 2008 to December 2009.  Previously, Mr. Andrews was a shareholder at the law firm of Heller Ehrman LLP from February 2003 to May 2008, and a partner at the law firm of Brobeck, Phleger & Harrison LLP from March 1987 to February 2003, except during the period from May 2000 to January 2002 when Mr. Andrews resigned to, among other things, serve as the vice president of business development at Air Fiber, Inc., a private telecommunications company.  Mr. Andrews specializes in representing emerging-growth companies and has broad experience in founding companies and in financing transactions, as well as in general business and corporate law.  Mr. Andrews has played an important role in the formation and development of numerous start-up companies, and has previously served as a director of numerous public and private companies.  Mr. Andrews received a Bachelor of Arts degree from the University of California at Los Angeles and a J.D. from the University of Michigan. We believe Mr. Andrew’s qualifications to sit on our Board include his legal expertise in best corporate governance practices, his experience in advising growth-focused companies and his experience with structuring and negotiating business transactions.

William R. Bensyl has served as a director since July 2004.  Mr. Bensyl joined PepsiCo’s Frito-Lay division in 1975.  He subsequently led human resources functions in various capacities at PepsiCo, Inc., including vice president of personnel at Frito-Lay, senior vice president of personnel at PepsiCo Foods International, senior vice president of human resources at Taco Bell, and senior vice president of human resources for Pepsi-Cola.  He was promoted to senior vice president of human resources at PepsiCo, Inc. in 1995, and served in such position until his retirement in 1999.  Prior to joining PepsiCo, Mr. Bensyl held positions with the University of Illinois, Duval Corp. (a division of Pennzoil) and Union Carbide Corporation.  Mr. Bensyl received a Bachelor of Arts degree in Political Science and a master’s degree in Labor and Industrial Relations from the University of Illinois. We believe Mr. Bensyl’s qualifications to sit on our Board include his years of leadership experience as an executive in the restaurant industry and his expertise in human resources and executive compensation best practices.

Loren C. Pannier has served as a director since December 2002.  Mr. Pannier spent 29 years with CKE Restaurants, Inc., a public holding company for the Carl’s Jr., Hardee’s and La Salsa restaurant chains.  During this time, he held a number of senior management positions, including senior vice president investor relations, senior vice president purchasing and distribution, and chief financial officer.  In his post as chief financial officer, Mr. Pannier led CKE through its initial public offering in 1981.  Prior to joining CKE, Mr. Pannier was a senior consultant with Price Waterhouse & Co. in their Management Services Division.  Currently, Mr. Pannier is general partner of Pannier Enterprises and Citrus Legacy Partners, both of which specialize in income-producing commercial properties.  Mr. Pannier is also a director of Anna’s Linens, Inc.  Mr. Pannier holds a Bachelor of Arts degree from Occidental College and an M.B.A. from California State University, Long Beach. We believe Mr. Pannier’s qualifications to sit on our Board include his years of leadership experience as an executive in the restaurant industry, his expertise in financial reporting best practices and his other public company board and board committee service.

Timothy J. Ryan has served as a director since April 1999.  At the present time, Mr. Ryan serves as the Vice Chairman of Diedrich Coffee, Inc., a position he has held since April 2009. He has served as a director of Diedrich Coffee, Inc. since October 2005.  Previously, he served as president and chief executive officer of Diedrich Coffee, Inc. from November 1997 to October 2000.  From December 1995 until his retirement in December 1996, Mr. Ryan served as president and chief operating officer of Sizzler U.S.A., a division of Sizzler International, Inc., and as a director of Sizzler International, Inc., of which he was also a senior vice president.  From November 1988 to December 1993, Mr. Ryan served as senior vice president of marketing at Taco Bell Worldwide, and from December 1993 to December 1995, he served as senior vice president of Taco Bell’s Casual Dining Division. We believe Mr. Ryan’s qualifications to sit on our Board include his years of leadership experience as an executive in the restaurant industry and his expertise in marketing and advertising and his other public company board and board committee service.

Executive Officers

The following table sets forth information regarding our executive officers as of April 19, 2010:

Name	Age	Position
Ralph Rubio	54	Chairman of the Board of Directors
Daniel E. Pittard	60	Director, President and Chief Executive Officer
Frank Henigman	47	Senior Vice President and Chief Financial Officer
Marc S. Simon	57	Chief Operating Officer
Ken C. Hull	54	Senior Vice President of Development
Gerry Leneweaver	63	Senior Vice President of People Services
Lawrence Rusinko	49	Senior Vice President of Marketing

Messrs. Rubio’s and Pittard’s respective business experience are provided above.

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

Marc S. Simon joined Rubio’s in November 2007 as Senior Vice President of Operations and was promoted to Chief Operating Officer in September 2009.  Mr. Simon brings an extensive business and operations background to the Company.  Most recently, he served as Chief Executive Officer for America’s Incredible Pizza Company in Tulsa, Oklahoma from October 2006 to August 2007.  From 1994 to 1998, Mr. Simon worked for McDonald’s Corporation as Vice President for Corporate Development.  He led the team that brought Chipotle Mexican Grill into McDonald’s and later served as Regional Director for Chipotle from 1998 to 2006.  Mr. Simon has a master’s degree in Fine Arts and a master’s degree in Library and Informational Science from Case Western Reserve University and a Bachelor of Arts degree from Ohio University.

Ken C. Hull joined Rubio’s in December 2007 as Senior Vice President of Development.  Most recently, Mr. Hull was Vice President of Development and Franchising for Frisch’s Restaurants, Inc. in Cincinnati, Ohio from 1999 to 2007.  Frisch’s is an operator of Big Boy and Golden Corral restaurants.  Prior to joining Frisch’s in 1999, Mr. Hull served as Director of International Development and Director of International Real Estate for McDonald’s Corporation.  Earlier in his career, Mr. Hull worked for Hardee’s and KFC in Real Estate management positions.  Mr. Hull has a Bachelor of Science degree in Landscape Architecture and Urban Planning from Iowa State University.

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

Section 16(a) Beneficial Ownership Reporting Compliance

To our knowledge, no person who, during the fiscal year ended December 27, 2009, was one of our directors or officers, or beneficial owner of more than ten percent of our Common Stock (which is the only class of securities registered under Section 12 of the Exchange Act), failed to file on a timely basis reports required by Section 16 of the Exchange Act during such fiscal year.  The foregoing is based solely upon our review of Forms 3 and 4 relating to the most recent fiscal year as furnished to us under Rule 16a-3(d) under the Exchange Act, and Forms 5 and amendments thereto furnished to us with respect to our most recent fiscal year, and any representation received by us from any reporting person that no Form 5 is required.

Code of Ethics

We have adopted a code of ethics that applies to all members of our board and our employees, including our executive officers.  We have posted a copy of the code on our website at www.rubios.com.  Copies of the code may be obtained free of charge from our website.  Any amendments to, or waivers from, a provision of our code of ethics that applies to any of our executive officers will be posted on our website.

Board Leadership Structure

Our Board does not have a policy regarding the separation of the roles of Chief Executive Officer and Chairman of the Board as the Board believes it is in the best interest of the Company to make that determination based on the position and direction of the Company and the membership of the Board.  Our Board has determined that it is in the Company’s best interests for Mr. Rubio, one of the Company’s founders, to maintain his active participation with the Company by serving as Chairman of the Board.  Our Board, however, consists of a majority of independent directors. These independent directors meet regularly in executive session without the presence of management or non-independent directors. In addition, our Board committees, which oversee critical matters such as the integrity of our financial statements, the compensation of executive management, and the development and implementation of corporate governance policies, each consist entirely of independent directors.  Our independent directors assist our Chairman of the Board and Chief Executive Officer in defining the agenda for Board meetings, make suggestions for pre-meeting materials, provide feedback to our Chairman of the Board and Chief Executive Officer following executive sessions and serve as a point of leadership during special situations.

Risk Oversight

The Board’s role in the Company’s risk oversight process includes receiving regular reports from members of management on areas of material risk to the Company, including operational, financial, legal and regulatory.  The Board receives these reports from the appropriate “risk owner” within the organization to enable it to understand our risk identification, risk management and risk mitigation strategies.  The Board encourages management to promote a corporate culture that incorporates risk management into the Company’s day-to-day business operations.

Corporate Governance

Our board held eleven meetings during fiscal year 2009.  Our board has an audit committee, a compensation committee and a nominating and corporate governance committee.  Each director attended or participated in 75% or more of the aggregate of (i) the total number of meetings of our board and (ii) the total number of meetings held by all committees of our board on which the director served during fiscal 2009.

The board has determined that the following directors are “independent,” as defined in the rules promulgated by the Nasdaq Stock Market: Messrs. Anderson, Andrews, Bensyl, Pannier and Ryan.  There are no family relationships among any of our directors or executive officers.

Audit Committee.  The members of our audit committee consist of Messrs. Bensyl, Pannier and Ryan, with Mr. Pannier serving as chairman.  The audit committee held four meetings during fiscal 2009.  The audit committee is responsible for assuring the integrity of our financial control, audit and reporting functions and reviews with our management and our independent auditors the effectiveness of our financial controls and accounting and reporting practices and procedures.  In addition, the audit committee reviews the qualifications of our independent auditors, is responsible for their appointment, compensation, retention and oversight and reviews the scope, fees and results of activities related to audit and non-audit services.  We believe that our audit committee members meet the requirements for independence and financial literacy under the current requirements of the Sarbanes-Oxley Act of 2002 and the rules and regulations of the Nasdaq Stock Market and the SEC.  Our board has determined that Mr. Pannier is an audit committee financial expert.  We have made these determinations based on information received by our board, including questionnaires provided by the members of our audit committee.  The audit committee is governed by a written charter approved by our board.

Compensation Committee.  The members of our compensation committee consist of Messrs. Andrews, Bensyl and Ryan, with Mr. Ryan serving as chairman.  The compensation committee held seven meetings during fiscal 2009.  The compensation committee’s function is to review and recommend our general compensation policies and executive compensation, including officer salary levels, incentive compensation programs and share-based compensation.  The compensation committee also has the exclusive authority to administer our 2008 Equity Incentive Plan.  The compensation committee has established a 162(m) subcommittee, consisting of Messrs. Bensyl and Ryan.  We believe that our compensation committee members meet the requirements for independence under the current requirements of the Sarbanes-Oxley Act of 2002 and the rules and regulations of the Nasdaq Stock Market and the SEC.  We have made this determination based on information received by our board, including questionnaires provided by the members of the compensation committee. The compensation committee is governed by a written charter approved by our board.

Under its charter, the compensation committee has authority to:

•
develop and review our compensation policies and practices applicable to our executive officers, including the criteria upon which executive compensation is based, the specific relationship of corporate performance to executive compensation and the composition in terms of base salary, deferred compensation and incentive or equity-based compensation and other benefits;

•
review and approve corporate goals and objectives relevant to our chief executive officer’s compensation, evaluate our chief executive officer’s performance in light of these goals and objectives and determine our chief executive officer’s compensation based on this evaluation;

•	determine the amount and form of compensation paid to our other executive officers;

•	supervise, administer and evaluate our incentive, equity-based and other compensatory plans;

•	review and approve any employment agreements, severance arrangements, change-in-control arrangements or special or supplemental employee benefits; and

•	review the compensation and benefits offered to our non-employee directors and recommend changes to the board as appropriate.

Except with respect to the granting of equity-based awards, the compensation committee may delegate its authority to individual members of the compensation committee or a subcommittee thereof.

To assist our compensation committee, our chief executive officer and our senior vice president of people services prepare a report prior to the end of each fiscal year recommending for the upcoming fiscal year base salaries, stock-based incentive awards, corporate goals and individual performance goals for each executive officer, other than our chief executive officer.  The compensation committee in its sole discretion may accept or adjust the compensation recommendations it is provided by these officers.  No executive officer is allowed to be present at the time his compensation is being discussed or determined by the compensation committee.

Our compensation committee has retained a national executive compensation firm, the Hay Group Management Limited, or the Hay Group, to assist in the evaluation of our executive compensation programs.  The Hay Group provides the compensation committee with relevant market data regarding the executive compensation provided by comparable companies in our industry, as well as an evaluation of the elements of the compensation paid to our executive officers.

Nominating and Corporate Governance Committee.  The members of our nominating and corporate governance committee consist of Messrs. Andrews, Anderson and Pannier, with Mr. Andrews serving as chairman.  The nominating and corporate governance committee held three meetings during fiscal 2009.  The nominating and corporate governance committee’s function is to identify and select potential candidates for our board.  The nominating and corporate governance committee reviews the credentials of proposed members of the board, either in connection with filling vacancies or the election of directors at each annual meeting of stockholders, and presents its recommendations to the board.  The nominating and corporate governance committee considers qualified nominees recommended by stockholders.  The nominating and corporate governance committee periodically assesses how well our board and its committees are performing, and makes recommendations to our board regarding corporate governance matters and practices.  We believe that our nominating and corporate governance committee members meet the requirements for independence under the current requirements of the Sarbanes-Oxley Act of 2002 and the rules and regulations of the Nasdaq Stock Market and the SEC.  We have made this determination based on information received by our board, including questionnaires provided by the members of our nominating and corporate governance committee.  The nominating and corporate governance committee is governed by a written charter approved by our board.

We do not have a formal policy with regard to the consideration of diversity in identifying director nominees, but the Board strives to nominate directors with a variety of complementary skills so that, as a group, the Board will possess the appropriate talent, skills and expertise to oversee the Company’s business.

Charters for the audit committee, the compensation committee and nominating and corporate governance committee are available to the public at our website at www.rubios.com.

Director Nominations

Criteria for Board Membership.  In selecting candidates for appointment or election to the board, the nominating and corporate governance committee considers the appropriate balance of experience, skills and characteristics required of the board, and seeks to ensure that at least a majority of the directors are independent under the current requirements of the Sarbanes-Oxley Act of 2002 and the rules and regulations of the Nasdaq Stock Market and the SEC, that members of our audit committee meet the financial literacy and sophistication requirements under the rules of the Nasdaq Stock Market and at least one of them qualifies as an “audit committee financial expert” under the rules of the SEC.  Nominees for director are selected on the basis of their depth and breadth of experience, integrity, ability to make independent analytical inquiries, understanding our business environment and willingness to devote adequate time to their board duties.

Stockholder Nominees.  The nominating and corporate governance committee will consider written proposals from stockholders for nominees for director.  Any such nominations should be submitted to the nominating and corporate governance committee c/o the Secretary of the Company and should include the following information: (i) with respect to each nominee, (a) the name, age, business address and residence address of the nominee, (b) the principal occupation or employment of the nominee, (c) the class and number of shares of the Company that are beneficially owned by the nominee, (d) a description of all arrangements or understandings between the stockholder submitting the nomination and the nominee pursuant to which the nomination is to be made by the stockholder, and (e) any other information relating to the nominee that is required to be disclosed in solicitations of proxies for the election of directors, or is otherwise required, in each case pursuant to Regulation 14A under the Securities Exchange Act of 1934 (including such person’s written consent to being named in the proxy statement as a nominee and to serving as a director if elected); and (ii) with respect to the stockholder submitting the nomination, (a) the name and address of the stockholder, as they appear on our books, (b) the class and number of shares of the Company that are beneficially owned by the stockholder and (c) any material interest of the stockholder in the nomination.  Such information should be submitted in the time frame described in our restated bylaws and as required by law.

Process for Identifying and Evaluating Nominees.  The nominating and corporate governance committee believes our company is well served by our current directors.  In the ordinary course, absent special circumstances or a material change in the criteria for board membership, the nominating and corporate governance committee will renominate incumbent directors who continue to be qualified for board service and are willing to continue as directors.  If an incumbent director is not standing for re-election, or if a vacancy on the board occurs between annual stockholder meetings, the nominating and corporate governance committee will seek out potential candidates for board appointment who meet the criteria for selection as nominees and have the specific qualities or skills being sought.  Director candidates will be selected based on input from members of the board, our senior management and, if the nominating and corporate governance committee deems appropriate, a third-party search firm.  The nominating and corporate governance committee will evaluate each candidate’s qualifications and contact relevant references.  In addition, each candidate will be interviewed by at least one member of the nominating and corporate governance committee.  Candidates meriting serious consideration will meet with all members of the board.  Based on this input, the nominating and corporate governance committee will evaluate which of the prospective candidates is qualified to serve as a director and whether the committee should recommend to the board that the candidate be appointed to fill a current vacancy on the board, or presented for approval by stockholders, as appropriate.

We have never received a proposal from a stockholder to nominate a director.  Although the nominating and corporate governance committee has not adopted a formal policy with respect to stockholder nominees, the committee expects that the evaluation process for a stockholder nominee would be similar to the process outlined above.

There has been no change to the procedures by which our stockholders may recommend nominees to our Board of Directors.

Communications with Directors

Stockholders who wish to communicate with our directors to report complaints or concerns related to accounting, internal accounting controls or auditing may do so by submitting a complaint or concern anonymously to the audit committee. We have provided methods for stockholders to submit such complaints or concerns online or telephonically.  To file a complaint or concern, log onto the Ethicspoint website at www.ethicspoint.com, and enter “Rubio’s Restaurants, Inc.” under “To File a Report Now”, or call toll free, 1-866-ETHICSP (1-866-384-4277).

We encourage all of our directors to attend our annual meetings.  Each of our directors attended the 2009 annual meeting of stockholders.

Code of Ethics

We have adopted a code of ethics that applies to all members of our board and our employees, including our executive officers.  We have posted a copy of the code on our website at www.rubios.com.  Copies of the code may be obtained free of charge from our website.  Any amendments to, or waivers from, a provision of our code of ethics that applies to any of our executive officers will be posted on our website.

Corporate Governance Guidelines

We have adopted corporate governance guidelines to assist our board in exercising its responsibilities.  These guidelines reflect our board’s commitment to building long-term stockholder value with an emphasis on corporate governance.  These guidelines are not intended to change, but may be superseded by changes in any Federal or state law or regulation applicable to our company, including Delaware law, our amended and restated certificate of incorporation or our restated bylaws or any rule or regulation of the Nasdaq Stock Market.  We have posted a copy of the guidelines on our website at www.rubios.com.  Copies of the guidelines may be obtained free of charge from our website.

ITEM 11.	EXECUTIVE COMPENSATION

The following table sets forth the compensation earned by our principal executive officer and our two most highly compensated executive officers serving at the end of fiscal year 2009.  These three officers are referred to as our “named executive officers” in this Form 10-K/A.  Bonuses are generally paid in the year following the year in which the bonus is earned.  The compensation described in this table does not include medical, group life insurance, or other benefits which are available generally to all of our salaried employees.
Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($) (1)*	Option Awards ($) (2)*	All Other Compensation ($) (7)	Total
Daniel E. Pittard – President and	2008	400,000	24,100	—	88,061	1,780	513,941
Chief Executive Officer (PEO)(3) (4)	2009	465,385	273,736	—	—	12,210	751,331

Marc S. Simon – Chief Operating	2008	235,000	10,010	—	44,030	153,504	442,544
Officer(3)(5)	2009	251,538	128,608	—	—	40,506	420,652

Ken C. Hull – Senior Vice	2008	200,000	6,628	—	44,030	80,370	331,028
President, Development(3)(6)	2009	207,692	60,164	—	—	104,534	372,390

*
The value of the stock awards and option awards has been computed in accordance FASB Codification Topic No. 718 (formerly, Statement of Financial Accounting Standards No. 123(R), Share-Based Payment) which requires that we recognize as compensation expense the value of all stock-based awards granted to employees in exchange for services over the requisite service period, which is typically the vesting period. For more information, including the assumptions made in calculating the value of the option awards, see Note 8 of the Notes to Consolidated Financial Statements contained in our Annual Report on Form 10-K for the fiscal year ended December 27, 2009.

(1)	The fair value of the restricted stock units is based on the closing stock price of our Common Stock on the date of grant.
(2)
The amounts in this column do not reflect amounts paid to or realized by the named individual for fiscal 2009 and 2008. Instead, these amounts reflect the aggregate grant date fair value of awards computed in accordance with FASB Codification Topic No. 718.  There is no guarantee that, if and when these option awards are ultimately exercised, they will have this or any other value.  Pursuant to the SEC rules, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions.  For additional information on the valuation assumptions with respect to 2008 grants, refer to Note 8 of our consolidated financial statements in the Annual Report on Form 10-K for the year ended December 27, 2009, as filed with the SEC.

(3)	Bonus for fiscal 2008 was paid during fiscal 2009 and bonus for fiscal 2009 was paid during fiscal 2010.
(4)	Mr. Pittard’s annual salary was increased to $450,000 effective December 29, 2008. The $465,385 figure in the table above reflects the fact that fiscal 2009 contained 27 bi-weekly pay-periods.
(5)
Mr. Simon was hired by the Company on November 28, 2007.  Mr. Simon’s annual salary was increased to $265,000 effective September 28, 2009 in conjunction with his promotion to Chief Operating Officer. The $251,538 figure in the table above reflects the fact that fiscal 2009 contained 27 bi-weekly pay-periods. All Other Compensation for fiscal 2008 for Mr. Simon includes a relocation reimbursement of $146,217. All Other Compensation for fiscal 2009 for Mr. Simon includes a relocation reimbursement of $25,396.

(6)
Mr. Hull was hired by the Company on December 3, 2007. The $207,692 figure in the table above reflects the fact that fiscal 2009 contained 27 bi-weekly pay-periods. Mr. Hull’s annual salary remained at $200,000 in fiscal 2009. All Other Compensation for fiscal 2008 for Mr. Hull includes a relocation reimbursement of $71,837. All Other Compensation for fiscal 2009 for Mr. Hull includes a relocation reimbursement of $93,966.

(7)	Primarily includes relocation reimbursements and payment of supplemental medical reimbursement insurance premiums.

Narrative Disclosure to Summary Compensation Table

Employment and Change of Control Arrangements with Named Executive Officers

On August 21, 2006, we entered into an employment offer letter agreement with Mr. Pittard, which is terminable at will.  On December 16, 2008, the Company amended the employment offer letter agreement with Mr. Pittard.  Under the amended offer letter, if Mr. Pittard is terminated for reasons other than misconduct, death or permanent disability or he resigns for good reason within 12 months following the closing date of a change of control of the Company, his then unvested option shares will automatically vest in full.  Mr. Pittard may exercise the vested option shares until the earlier of (i) the natural expiration date of the stock option or (ii) the expiration of one year measured from the date of his separation from the Company.

Under the amended offer letter, in the event of a change of control and the concurrent or subsequent termination of his employment for reasons other than misconduct, death or disability or if he resigns for good reason within 12 months of the change of control, Mr. Pittard will be entitled to receive severance in the amount of (i) 24 months base salary less any salary he receives after the effective date of the change of control, plus (ii) one year of his target bonus (50% of Mr. Pittard’s base salary per fiscal year).  If, after any change of control, Mr. Pittard voluntarily resigns from the Company or its successor entity (without good reason), he will be entitled to receive severance in the amount of 12 months base salary less any salary he receives after the effective date of the change of control.  In addition, the Company will also reimburse Mr. Pittard for COBRA premiums for the earlier of the period of severance or until he becomes eligible to participate in another employer’s group benefit plan.

On December 16, 2008, the Company also entered into Change of Control Agreements with Mr. Hull and Mr. Simon, which were amended and restated on January 8, 2010.  The amended and restated Change of Control Agreements provide that if Messrs. Hull or Simon are terminated without cause or resign for good reason within 12 months following the closing date of a change of control, (i) the Company will pay Mr. Hull severance equal to nine months of his respective base salary and Mr. Simon severance equal to twelve months of his base salary, and (ii) if Messrs. Hull or Simon timely make an election to continue coverage under the Company’s group health plan pursuant to COBRA, the Company will pay Mr. Hull’s COBRA premiums for a maximum period of nine months and Mr. Simon’s COBRA premium for a maximum period of twelve months, provided these executives do not become eligible for health coverage through another employer during the applicable period.

2009 Bonuses

In January 2010, the compensation committee evaluated our financial performance for fiscal year 2009, and determined that in accordance with the Company’s short-term incentive program, the board authorized the Company to pay the short-term incentive bonuses for 2009 based on the Company’s financial performance for fiscal year 2009.

Deferred Compensation

As an additional incentive for Mr. Pittard to maintain his employment, our board authorized a deferred compensation payment of $100,000 to Mr. Pittard contingent upon Mr. Pittard remaining chief executive officer and president through the earlier of the end of fiscal year 2010 or a change in control of the Company.

Addendum to Stock Option Agreements

On December 16, 2008, we entered into an Addendum to Stock Option Agreement for each outstanding stock option held by Messrs. Pittard, Hull and Simon.  The Addendums provide that if the executive is terminated without cause or resigns for good reason within 12 months following the closing date of a change of control, the executive’s then unvested option shares will automatically vest in full.  The executive may exercise the vested option shares until the earlier of (i) the natural expiration date of the stock option or (ii) the expiration of one year measured from the date of the executive’s separation.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth certain information concerning outstanding stock awards held by our named executive officers as of December 27, 2009.

	Option Awards							Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights that Have Not Vested ($)

Daniel E. Pittard	150,000	(1)	150,000	(1)	—	8.20	08/21/16	—	—
	—		75,000	(4)	—	9.08	12/13/17
	—		48,000	(5)	—	4.09	12/11/18

Marc S. Simon	37,500		37,500	(2)	—	9.08	11/28/17	—	—
	—		24,000	(5)	—	4.09	12/11/18

Ken C. Hull	37,500		37,500	(3)	—	9.08	12/3/17	—	—
	—		24,000	(5)	—	4.09	12/11/18

(1)
Subject to accelerated vesting in the event the executive is terminated without cause or resigns for good reason within 12 months following the closing date of a change of control, as described above under “Narrative Disclosure to Summary Compensation Table,” this option vested and became exercisable with respect to 50% of the underlying shares on August 21, 2008 and vests and becomes exercisable with respect to 50% of the underlying shares on August 21, 2010.

(2)
Subject to accelerated vesting in the event the executive is terminated without cause or resigns for good reason within 12 months following the closing date of a change of control, as described above under “Narrative Disclosure to Summary Compensation Table,” this option vested and became exercisable with respect to 50% of the underlying shares on November 28, 2009 and vests and becomes exercisable with respect to 50% of the underlying shares on November 28, 2011.

(3)
Subject to accelerated vesting in the event the executive is terminated without cause or resigns for good reason within 12 months following the closing date of a change of control, as described above under “Narrative Disclosure to Summary Compensation Table,” this option vested and became exercisable with respect to 50% of the underlying shares on December 3, 2009 and vests and becomes exercisable with respect to 50% of the underlying shares on December 3, 2011.

(4)
Subject to accelerated vesting in the event the executive is terminated without cause or resigns for good reason within 12 months following the closing date of a change of control of the Company, as described above under “Narrative Disclosure to Summary Compensation Table,” this option vests and becomes exercisable in full on December 13, 2010.

(5)
Subject to accelerated vesting in the event the executive is terminated without cause or resigns for good reason within 12 months following the closing date of a change of control of the Company, as described above under “Narrative Disclosure to Summary Compensation Table,” this option vests and becomes exercisable in full on December 11, 2011.

As of April 19, 2010, there were outstanding options to purchase 1,686,015 shares of our common stock and 304,515 shares of restricted stock outstanding under the 2008 Plan.

Director Compensation

The following table sets forth for the periods presented certain information concerning all compensation earned by or awarded or paid to the members of our board of directors serving on December 27, 2009.

Name	Fees Earned or Paid in Cash ($)		Stock Awards ($)(1)	Option Awards ($)(1)	Total ($)
Ralph Rubio (2)	—		—	—	—
Kyle A. Anderson (3)	41,000	(8)	23,510	—	64,510
Craig S. Andrews (4)	58,000		23,510	—	81,510
William R. Bensyl (5)	—		23,510	45,998	69,508
Loren C. Pannier (6)	55,000		23,510	—	78,510
Timothy J. Ryan (7)	57,000		23,510	—	80,510

(1)
Amounts in this column reflect the dollar amounts that were recognized in fiscal 2009 for financial statement reporting purposes under FASB Codification Topic No. 718 with respect to option awards granted to our directors in and prior to fiscal 2009. For more information, including the assumptions made in calculating the value of the option awards, see Note 8 of the Notes to Consolidated Financial Statements contained in our Annual Report on Form 10-K for the fiscal year ended December 27, 2009.

(2)
Mr. Rubio serves as our Chairman of the Board.  Mr. Rubio did not receive any compensation in fiscal 2009 for his service as a director, but he received a base salary of $244,867, an auto allowance of $3,556 and a bonus of $113,155 as compensation for his service as an executive officer in fiscal 2009.  Mr. Rubio’s bonus was paid in fiscal 2010.

(3)
An aggregate of 18,000 restricted stock units were granted to Mr. Anderson as of December 27, 2009, 13,500 of which were fully vested. An aggregate of 4,500 were granted to Mr. Anderson on each of July 24, 2008, July 26, 2007 and July 27, 2006, all of which are fully vested. The aggregate number of shares underlying Mr. Anderson's outstanding options at December 27, 2009 was 35,000 shares, all of which were fully vested.

(4)
An aggregate of 18,000 restricted stock units were granted to Mr. Andrews as of December 27, 2009, 13,500 of which were fully vested. An aggregate of 4,500 were granted to Mr. Andrews on each of July 24, 2008, July 26, 2007 and July 27, 2006, all of which are fully vested. The aggregate number of shares underlying Mr. Andrews' outstanding options at December 27, 2009 was 35,000 shares, all of which were fully vested.

(5)
An aggregate of 18,000 restricted stock units were granted to Mr. Bensyl as of December 27, 2009, 13,500 of which were fully vested. An aggregate of 4,500 were granted to Mr. Bensyl on each of July 24, 2008, July 26, 2007 and July 27, 2006, all of which are fully vested. The aggregate number of shares underlying Mr. Bensyl's outstanding options at December 27, 2009 was 88,452 shares, all of which were fully vested.  Mr. Bensyl elected to receive his quarterly and annual payments as immediately exercisable, fully vested common stock options at the fair market value of our common stock on the grant date in lieu of cash payment.

(6)
An aggregate of 18,000 restricted stock units were granted to Mr. Pannier as of December 27, 2009, 13,500 of which were fully vested. An aggregate of 4,500 were granted to Mr. Pannier on each of July 24, 2008, July 26, 2007 and July 27, 2006, all of which are fully vested. The aggregate number of shares underlying Mr. Pannier's outstanding options at December 27, 2009 was 40,000 shares, all of which were fully vested.

(7)
An aggregate of 18,000 restricted stock units were granted to Mr. Ryan as of December 27, 2009, 13,500 of which were fully vested. An aggregate of 4,500 were granted to Mr. Ryan on each of July 24, 2008, July 26, 2007 and July 27, 2006, all of which are fully vested. The aggregate number of shares underlying Mr. Ryan's outstanding options at December 27, 2009 was 35,000 shares, all of which were fully vested.

(8)	All of these fees were paid to Rosewood Advisors, LLC.

Additional Narrative Disclosure

Director Fees: Each non-employee director receives an annual retainer of $20,000, payable in four equal quarterly installments.  The non-employee directors also receive $2,000 for each Board meeting he attends and $1,000 for each committee meeting attended, whether in person or by telephone.  We also pay the chairs of each of our three Board committees an annual payment of $10,000 for their services as chairman, payable in four equal quarterly installments.  Non-employee directors are reimbursed for reasonable expenses incurred in connection with serving as a director.  No compensation is paid to any director who is also an employee of our company.

Fee Deferral Program:  In 2003, we adopted a fee deferral program for the non-employee members of our Board.  This fee deferral program has two separate components: (i) the director may defer their fees and have them applied to the acquisition of stock options under our 2008 Equity Incentive Plan and (ii) the director may defer their fees and have them applied to a deferred compensation plan.  Each year, non-employee directors may allocate all, none or a portion of their fees to either the purchase of stock under the 2008 Equity Incentive Plan or to the deferred compensation plan.  During fiscal 2007 and 2008, Mr. Bensyl elected to receive his quarterly and annual payments as immediately exercisable, fully vested common stock options at the fair market value of our common stock on the grant date in lieu of cash payment.  During fiscal 2007, Mr. Pannier elected to defer a portion of his fees and have them applied to the deferred compensation plan.

Awards:  On the date of each annual stockholders’ meeting, each individual who continues to serve as a non-employee board member will be granted an annual award under the 2008 Equity Incentive Plan of restricted stock units for 4,500 shares of our common stock, which will vest upon the earlier of the expiration of 12 months of continuous service as a director or the director’s death, or permanent disability, a change of control or a corporate transaction, as such terms are defined in the 2008 Equity Incentive Plan.  In fiscal 2009, each non-employee director received restricted stock units for 4,500 shares of our common stock.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information as of April 19, 2010, regarding the beneficial ownership of our common stock by (i) each person or entity who, to our knowledge, owns more than 5% of our common stock; (ii) our named executive officers; (iii) each director; and (iv) all of our executive officers and directors as a group.  Unless otherwise indicated in the footnotes to the following table, each person named in the table has sole voting and investment power with respect to shares of common stock and the address for the current officers and directors is c/o Rubio’s Restaurants, Inc., 1902 Wright Place, Suite 300, Carlsbad, California 92008. Shares of common stock subject to options, warrants, or other rights currently exercisable or exercisable within 60 days of April 19, 2010, are deemed to be beneficially owned and outstanding for computing the share ownership and percentage of the stockholder holding such options, warrants or other rights, but are not deemed outstanding for computing the percentage of any other stockholder.

	Shares Beneficially Owned

Name of Beneficial Owner	Number of Shares	Number of Shares Underlying Options	Percent (%)
Principal Stockholders
Rosewood Capital, L.P. (1) One Maritime Plaza, Suite 1575 San Francisco, CA 94111	1,526,812	48,500	15.7%
Alex Meruelo Living Trust (2) 9550 Firestone Blvd., Suite 105 Downey, CA 90241	1,166,212	—	11.6%
Lord, Abbett & Co. LLC (3) 90 Hudson Street Jersey City, NJ 07302	597,847	—	6.0%
Royce & Associates, LLC (4) 1414 Avenue of the Americas New York, NY 10019	139,300	—	1.4%

Directors, Director Nominees and Executive Officers
Ralph Rubio (5)	869,787	—	8.7%
Kyle A. Anderson (1)	1,526,812	48,500	15.7%
Craig S. Andrews (6)	14,817	48,500	*
Timothy J. Ryan	5,700	48,500	*
William R. Bensyl	5,000	101,952	1.1%
Loren C. Pannier	10,000	53,500	*
Daniel E. Pittard	13,000	150,000	1.6%
Marc S. Simon	3,000	37,500	*
Ken C. Hull	—	37,500	*
Frank Henigman	6,000	43,667	*
Gerry Leneweaver	600	87,000	*
Larry Rusinko	6,000	87,000	*

All current directors and executive officers as a group (twelve persons)	2,460,716	743,619	31.9%

*	Less than 1% of the outstanding stock.
(1)
The shares reported as beneficially owned by Mr. Kyle A. Anderson include 1,526,812 shares held by Rosewood Capital L.P.  Mr. Anderson is a founding and managing member of Rosewood Capital Associates L.L.C., the general partner of Rosewood Capital, L.P.  Mr. Anderson disclaims beneficial ownership of all 1,526,812 shares, except for his pecuniary interest therein.  According to a Schedule 13G filed with the SEC on March 21, 2006, Rosewood Capital L.P. and Rosewood Capital Associates L.L.C. have sole voting and dispositive power over all 1,526,812 shares and Mr. Anderson and Bryon K. Adams, a founding and managing member of Rosewood Capital Associates L.L.C. share voting and dispositive power over the 1,526,812 shares. The options to purchase 43,500 shares are held by Mr. Anderson individually.

(2)
According to a Schedule 13D/A filed with the SEC on October 15, 2009, 1,016,212 shares are beneficially owned by Alex Meruelo due to the fact that Mr. Meruelo is the Trustee of the Alex Meruelo Living Trust and the fact that the trust is revocable.  Further, as of April 19, 2010, Mr. Luis Armona was the beneficial owner of 150,000 shares of our common stock.  Luis Armona and the Alex Meruelo Living Trust  may be deemed to be a member of a group with respect to the Company or securities of the Company for the purposes of Section 13(d) or 13(g) of the Act.

(3)	According to a Schedule 13G/A filed with the SEC on February 12, 2010, 597,847 shares are beneficially owned by Lord, Abbett & Co. LLC and are held on behalf of investment advisory clients.
(4)	According to a Schedule 13G/A filed with the SEC on November 6, 2009, all 139,300 shares are beneficially owned by Royce & Associates, LLC.
(5)	Mr. Ralph Rubio holds 868,347 of the shares in trust for the benefit of him and his family. Mr. Rubio holds 1,440 of the shares as custodian for his children.
(6)	The shares reported as beneficially owned by Mr. Craig S. Andrews include 6,214 shares held by Bear Stearns, Trustee for Retirement Trust for Craig S. Andrews.

The following table summarizes our compensation plans under which our equity securities are authorized for issuance as of December 27, 2009:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options	Weighted Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans

Equity compensation plans approved by our stockholders (1)	1,704,745	$7.87	1,234,810	(2)
Total	1,704,745		1,234,810

(1)	Consists solely of the 1999 Stock Incentive Plan and the 2008 Equity Incentive Plan.
(2)
Consists of shares available for future issuance under the 2008 Stock Incentive Plan.  The 1999 Stock Incentive Plan expired in accordance with its terms on March 17, 2009. The 1999 Employee Stock Purchase Plan expired in accordance with its terms on July 31, 2009. As of December 27, 2009, an aggregate of 1,234,810 shares of common stock were available for issuance under the 2008 Equity Incentive Plan.  The number of shares of common stock available for issuance under the 2008 Equity Incentive Plan automatically increases on the first trading day of January each calendar year by an amount equal to 3% of the total number of shares of common stock outstanding on the last trading day of December in the immediately preceding calendar year, but in no event will any such annual increase exceed 450,000 shares of common stock. During July 2009, the Company’s Board of Directors suspended the Plan’s evergreen feature for the 2010 and 2011 calendar years.

ITEM13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Except for those noted below, we have not engaged in any transactions since December 29, 2008 in which the amount involved exceeds the lesser of $120,000 or 1% of the average of our total assets at year end for fiscal 2008 and 2009 and in which any of our directors, named executive officers or any holder of more than 5% of our common stock, or any member of the immediate family of any of these persons or entities controlled by any of them, had or will have a direct or indirect material interest. We believe that we have executed all of the transactions described below on terms no less favorable to us than we could have obtained from unaffiliated third parties:

Director and Officer Indemnification Agreements

In addition to the indemnification provisions contained in our amended and restated certificate of incorporation and restated bylaws, we generally enter into separate indemnification agreements with our directors and officers.  These agreements require us, among other things, to indemnify the director or officer against specified expenses and liabilities, such as attorneys’ fees, judgments, fines and settlements, paid by the individual in connection with any action, suit or proceeding arising out of the individual’s status or service as our director or officer, other than liabilities arising from willful misconduct or conduct that is knowingly fraudulent or deliberately dishonest, and to advance expenses incurred by the individual in connection with any proceeding against the individual with respect to which the individual may be entitled to indemnification by us.

Company Relationships with Law Firms

Craig S. Andrews, one of our directors, is an attorney at the law firm of DLA Piper LLP (US).  We paid DLA Piper LLP $406,662 during fiscal year 2009 for rendering general corporate and other legal services.

Registration Rights Agreement

In July 2005, we entered into agreements with Rosewood Capital, L.P. or Rosewood, and Ralph Rubio, who at the time was Chairman of the Board and Chief Executive Officer, to extend the registration rights held by Rosewood and Mr. Rubio under an investor’s rights agreement entered into prior to our initial public offering.  Neither Mr. Rubio nor Mr. Anderson, a director, voted on the approval of the transaction with respect to these extension agreements.  In May 2007, we entered into an agreement with each of Rosewood and Mr. Rubio, who at the time was Chairman of the Board, to further extend the registration rights held by Rosewood and Mr. Rubio from December 31, 2007 to June 30, 2009.  As part of these extension agreements, Rosewood and Mr. Rubio agreed that they would not demand that we register their stock prior to June 30, 2009.  Neither Mr. Rubio nor Mr. Anderson voted on the approval of the transaction with respect to these extension agreements.  On September 11, 2008, we entered into an agreement with each of Rosewood and Mr. Rubio to extend the time period in which Rosewood and Mr. Rubio may exercise their registration rights from June 30, 2009 to December 30, 2010.  In consideration for this extension, Rosewood and Mr. Rubio each agreed not submit a request to register their stock until December 31, 2008.  On July 29, 2009, we entered into an agreement with each of Rosewood and Mr. Rubio to extend the time period in which Rosewood and Mr. Rubio may exercise their registration rights from December 30, 2010 to December 30, 2011. In consideration for this extension, Rosewood and Mr. Rubio each agreed not submit a request to register their stock until December 31, 2009.  Neither Mr. Rubio nor Mr. Anderson voted on the approval of the transaction with respect to these extension agreements.

Restricted Stock Unit Agreements

On January 8, 2010, a Subcommittee of the Compensation Committee of our Board of Directors (the “Subcommittee”) adopted a form of Restricted Stock Unit Award Agreement under our 2008 Equity Incentive Plan (the “Plan”) and awarded restricted stock units (“RSUs”) to the members of our executive management team, including our named executive officers.  The RSUs will entitle the recipient to one share of our common stock for each RSU when the applicable vesting period for that RSU is satisfied.  The RSU were granted to the members of the executive management team as part of their annual compensation for fiscal year 2010 in accordance with our long-term incentive program. Pursuant to the terms of each RSU agreement, the RSUs are scheduled to vest in full in one installment on January 8, 2013.

Named Executive Officer	Number of RSUs Awarded
Daniel E. Pittard, President and Chief Executive Officer	15,840
Marc S. Simon, Chief Operating Officer	11,880
Frank Henigman, Chief Financial Officer and Senior Vice President	7,920
Ken C. Hull, Senior Vice President of Development	7,920

If an executive’s employment with the Company terminates for any reason, then the RSUs that remain unvested as of the date of the termination of the executive’s employment will be forfeited immediately without compensation; provided however, that if an executive is terminated without cause or resigns for good reason within 12 months following the closing date of a change of control of the Company, then all RSU’s that are unvested as of the time of such termination shall immediately vest in full on an accelerated basis.

Performance Based Restricted Stock Unit Agreements

On January 8, 2010, the Subcommittee adopted a form of Performance Based Restricted Stock Unit Award Agreement under the Plan and awarded performance based restricted stock units (“Performance Based RSUs”) to Messrs. Pittard, Simon and Henigman.  The RSUs will entitle the recipient to one share of our common stock for each RSU when the applicable vesting condition for that RSU is satisfied.

The Performance Based RSUs granted to Messrs. Pittard, Simon and Henigman include, up to a maximum of:

Named Executive Officer	Number of Performance Based RSUs Awarded
Daniel E. Pittard, President and Chief Executive Officer	59,375
Marc S. Simon, Chief Operating Officer	42,000
Frank Henigman, Chief Financial Officer and Senior Vice President	28,000

The vesting of the Performance Based RSUs will be (i) contingent upon a change of control transaction occurring during fiscal 2010, and (ii) based on the share price paid to our stockholders in the change of control transaction.  Stockholders must be paid a minimum of $9.00 per share in the change of control transaction for any portion of the Performance Based RSUs to vest and $16.00 per share in the change of control transaction for the Performance Based RSUs to vest in full.  The Performance Based RSUs vest on an incremental basis if our stockholders receive between $9.00 per share and $16.00 per share in a change of control transaction.

If an executive’s employment with us terminates for any reason prior to a change of control, then the RSUs that remain unvested as of the date of the termination of the executive’s employment will be forfeited immediately without compensation.

Company Policy Regarding Related Party Transactions

It is our policy that the disinterested members of our Board of Directors approve or ratify transactions involving directors, executive officers or principal stockholders or members of their immediate families or entities controlled by any of them in which they have a substantial ownership interest in which the amount involved may exceed the lesser of $120,000 or 1% of the average of our total assets at year end and that are otherwise reportable under SEC disclosure rules.  Such transactions include employment of immediate family members of any director or executive officer.  Management advises the Board of Directors on a regular basis of any such transaction that is proposed to be entered into or continued and seeks approval.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth fees for professional services rendered by our independent registered public accounting firm, KPMG LLP, during fiscal years 2009 and 2008.

	2009	2008
Audit fees (1)	$424,978	$502,190
Audit related fees	—	—
Tax fees (2)	24,000	186,774
All other fees	—	—
Total fees	$448,978	$688,964

(1)	Includes fees for audit of our annual consolidated financial statements, issuance of consents for the Form 10-K and S-8 and reviews of our quarterly consolidated financial statements.
(2)	For fiscal 2009 and 2008, the nature of services provided consisted of professional fees associated with an income tax method change study.

KPMG LLP performed no services, and no fees were incurred or paid, relating to financial information systems design and implementation.  All fees paid to KPMG LLP for fiscal 2009 and 2008 were pre-approved by the audit committee.

Policy on Audit Committee Pre-Approval of Audit Services

The charter of the Audit Committee requires advance approval of all auditing services and permitted non-audit services (including the fees and terms thereof) to be performed for the company by our independent registered public accounting firm, subject to any exception permitted by law or regulation. The Audit Committee has delegated to the Chair of the Audit Committee authority to approve permitted services, provided that the Chair reports any decisions to the Audit Committee at its next scheduled meeting. During fiscal 2008 and 2009, the Chair of the Audit Committee, subsequently advising the Audit Committee, or the Audit Committee itself approved all audit related and the tax services provided by KPMG LLP.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(b) Exhibits:

Number	Description
3.1(7)	Third Amended and Restated Certificate of Incorporation.
3.2(1)	Restated Bylaws (Exhibit 3.4).
3.4(3)	Certificate of Amendment of the Bylaws (Exhibit 3.4).
3.5(14)	Certificate of Amendment of the Bylaws.
4.1(1)	Specimen common stock certificate (Exhibit 4.1).
10.1(1)	Amended and Restated Investors’ Rights Agreement, dated November 19, 1997 (Exhibit 10.7).
10.2(1)	Amendment No. 1 to the Amended and Restated Investors’ Rights Agreement, dated December 31, 1997 (Exhibit 10.8).
10.3(1)	Amendment No. 2 to the Amended and Restated Investor’s Rights Agreement, dated May 1998 (Exhibit 10.9).
10.4(7)	Investors’ Rights Agreement Standstill and Extension Agreement between us and Rosewood Capital, L.P. dated March 12, 2004 (Exhibit 10.4).
10.5(6)	Investors’ Rights Agreement Standstill and Extension Agreement between us and Ralph Rubio, dated April 29, 2004 (Exhibit 10.1).
10.6(8)	Investors’ Rights Agreement Standstill and Extension Agreement between us and Rosewood Capital, L.P. dated July 28, 2005 (Exhibit 10.1).
10.7(8)	Investors’ Rights Agreement Standstill and Extension Agreement between us and Ralph Rubio, dated July 28, 2005 (Exhibit 10.2).

Number	Description
10.8(1)	Lease Agreement between us and Macro Plaza Enterprises, dated October 27, 1997 (Exhibit 10.15).
10.9(1)	First Amendment to Lease Agreement between us and Cornerstone Corporate Centre, LLC, dated October 16, 1998 (Exhibit 10.16).
10.17(1)(2)	Form of Indemnification Agreement between us and each of our directors (Exhibit 10.25).
10.18(1)(2)	Form of Indemnification Agreement between us and each of our officers (Exhibit 10.26).
10.38(1)(2)	Employee Stock Purchase Plan (Exhibit 10.46).
10.42(4)†	Form of Franchise Agreement as of March 15, 2001.
10.51(5)(2)	Rubio’s Restaurants, Inc. Deferred Compensation Plan for Non-Employee Directors (Exhibit 10.51).
10.54(5)(2)	1999 Stock Incentive Plan, as amended through March 6, 2003 (Exhibit 10.54).
10.56(7)(2)	1999 Stock Incentive Plan Form of Stock Option Agreement.
10.57(7)(2)	1999 Stock Incentive Plan Form of Addendum to Stock Option Agreement.
10.60(7)(2)	1999 Stock Incentive Plan Form of Stock Issuance Agreement.
10.62(9)(2)	Letter Agreement between Gerry Leneweaver and the Company, dated June 1, 2005 (Exhibit 10.2).
10.63(10)(2)	Letter Agreement between Lawrence Rusinko and the Company, dated October 7, 2005 (Exhibit 10.1).
10.64(11)(2)	Letter Agreement between Daniel E. Pittard and the Company, dated August 21, 2006 (as corrected).
10.65(12)(2)	Form of Restricted Stock Unit Agreement under the Rubio’s Restaurants, Inc. 1999 Stock Incentive Plan.
10.66(12)(2)	Rubio’s Restaurants, Inc. Severance Pay Plan.
10.67(13)(2)	Rubio’s Restaurants, Inc. 2006 Executive Incentive Plan.
10.68(12)(2)	Form of Restricted Stock Unit Agreement under the Rubio’s Restaurants, Inc. 2006 Executive Incentive Plan.
10.62(9)(2)	Letter Agreement between Gerry Leneweaver and the Company, dated June 1, 2005 (Exhibit 10.2).
10.69(2)	Rubio’s Restaurants, Inc. Deferred Compensation Plan, effective December 1, 2007.
10.70(14)	Investors’ Rights Agreement Standstill and Extension Agreement between us and Rosewood Capital, L.P., dated May 7, 2007 (Exhibit 10.8)
10.71(14)	Investors’ Rights Agreement Standstill and Extension Agreement between us and Ralph Rubio, dated May 7, 2007 (Exhibit 10.9)
10.72(15)†	Sponsorship Agreement between us and the Mighty Ducks Hockey Club, LLC, dated February 28, 2006.
10.69(2)	Rubio’s Restaurants, Inc. Deferred Compensation Plan, effective December 1, 2007.
10.73(15)†	Beverage Marketing Agreement between us and The Coca-Cola Company, dated September 20, 2007.
10.74(15)†	Master Distributor Agreement between us and U.S. Foodservice, Inc., dated January 28, 2008.
10.75(15)†	Sponsorship Agreement between us and San Diego Ballpark Funding LLC, dated March 21, 2008.
10.76(2)(16)	Rubio’s Restaurants, Inc. 2008 Equity Incentive Plan.
10.77†(17)	Business Loan Agreement, dated May 13, 2008, by and between the Company and Pacific Western Bank ($15 million guidance line) (Exhibit 10.76).
10.78†(17)	Business Loan Agreement, dated May 13, 2008, by and between the Company and Pacific Western Bank ($5 million revolving line) (Exhibit 10.77)
10.79(18)	Amendment to Investors’ Rights Agreement Standstill and Extension Agreement, dated September 11, 2008, between Rubio’s Restaurants, Inc. and Rosewood Capital, L.P. (Exhibit 10.1).
10.80(18)	Amendment to Investors’ Rights Agreement Standstill and Extension Agreement, dated September 11, 2008, between Rubio’s Restaurants, Inc. and Ralph Rubio (Exhibit 10.2).
10.81(2)(19)	Amendment to Employment Offer Letter Agreement, dated December 19, 2008, between the Company and Daniel E. Pittard (Exhibit 10.76).
10.82(2)(19)	Form of Change of Control Agreement (Exhibit 10.77).
10.83(2)(19)	Form of Addendum to Stock Option Agreement (Exhibit 10.78).
10.84(20)	Second Amendment to Investors’ Rights Agreement Standstill and Extension Agreement, dated July 29, 2009, between Rubio’s Restaurants, Inc. and Rosewood Capital, L.P. (Exhibit (10.1).

Number	Description
10.85(20)	Second Amendment to Investors’ Rights Agreement Standstill and Extension Agreement, dated July 29, 2009, between Rubio’s Restaurants, Inc. and Ralph Rubio (Exhibit 10.2).
10.86(2)(20)	Amendment to 2008 Equity Incentive Plan (Exhibit 10.3).
10.87(2)(21)	Amended and Restated Change of Control Agreement, dated January 8, 2010, by and between the Company and Frank Henigman (Exhibit 10.1).
10.88(2)(21)	Amended and Restated Change of Control Agreement, dated January 8, 2010, by and between the Company and Ken C. Hull (Exhibit 10.2).
10.89(2)(21)	Amended and Restated Change of Control Agreement, dated January 8, 2010, by and between the Company and Marc S. Simon (Exhibit 10.3).
10.90(2)(21)	Form of Restricted Stock Unit Agreement (Exhibit 10.4).
10.91(2)(21)	Form of Notice of Grant of Restricted Stock Units (Exhibit 10.5).
10.92(2)(21)	Form of Performance Based Restricted Stock Unit Agreement (Exhibit 10.6).
10.93(2)(21)	Form of Notice of Grant of Performance Based Restricted Stock Units (Exhibit 10.7).
31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002

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

RUBIO'S RESTAURANTS, INC.

Dated: April 26, 2010	By:	/s/	/s/ DAN PITTARD
		Name:	Dan Pittard
		Title:	President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Dan Pittard	President and Chief	April 26, 2010
Dan Pittard	Executive Officer (Principal Executive Officer)

/s/ Frank Henigman	Chief Financial Officer	April 26, 2010
Frank Henigman	(Principal Financial and Accounting Officer)

*	Chairman of the Board of Directors	April 26, 2010
Ralph Rubio

*	Director	April 26, 2010
Kyle A. Anderson

*	Director	April 26, 2010
Craig S. Andrews

*	Director	April 26, 2010
William R. Bensyl

*	Director	April 26, 2010
Loren C. Pannier

*	Director	April 26, 2010
Timothy J. Ryan

By: /s/ Frank Henigman	Attorney-in-Fact	April 26, 2010
Frank Henigman