Form 10-Q
period 2010-03-28
RUBIOS RESTAURANTS INC
filed 2010-05-12
CIK 1082423

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the quarterly period ended March 28, 2010

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

As of May 7, 2010, there were 10,035,177 shares of the Registrant's common stock, par value $0.001 per share, issued and outstanding.

RUBIO’S RESTAURANTS, INC.

PART I - FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

RUBIO’S RESTAURANTS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS - UNAUDITED
(In thousands, except share data)

	March 28, 2010	December 27, 2009

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$8,285	$9,544
Other receivables	3,594	3,097
Inventory	1,314	1,574
Prepaid expenses	1,316	1,751
Deferred income taxes	2,582	3,083
Total current assets	17,091	19,049

PROPERTY, net	43,060	43,086
GOODWILL	519	519
OTHER ASSETS	3,185	3,132
DEFERRED INCOME TAXES	9,296	8,915

TOTAL	$73,151	$74,701

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$4,078	$4,118
Accrued expenses and other liabilities	14,647	16,829
Total current liabilities	18,725	20,947

DEFERRED INCOME	170	179
DEFERRED RENT AND OTHER LIABILITIES	6,523	6,420
Total liabilities	25,418	27,546

COMMITMENTS AND CONTINGENCIES (NOTE 3) SUBSEQUENT EVENTS (NOTE 7)

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.001 par value, 5,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.001 par value, 35,000,000 shares authorized, 10,035,177 issued and outstanding in 2010, and 10,035,077 issued and outstanding in 2009	10	10
Paid-in capital	54,137	53,926
Accumulated deficit	(6,414)	(6,781)
Total stockholders’ equity	47,733	47,155

TOTAL	$73,151	$74,701

See notes to condensed consolidated financial statements-unaudited.

RUBIO’S RESTAURANTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME - UNAUDITED
(In thousands, except per share data)

	13 Weeks Ended
	March 28, 2010	March 29, 2009
REVENUES:
Restaurant sales	$46,708	$46,308
Franchise and licensing revenues	25	29
TOTAL REVENUES	46,733	46,337

COSTS AND EXPENSES:
Cost of sales	11,861	12,473
Restaurant labor	15,667	15,252
Restaurant occupancy and other	11,433	11,295
General and administrative expenses	4,595	4,137
Depreciation and amortization	2,416	2,496
Pre-opening expenses	94	171
Loss on disposal/sale of property	108	85
TOTAL COSTS AND EXPENSES	46,174	45,909

OPERATING INCOME	559	428

OTHER INCOME:
Interest (expense) income and investment income, net	(30)	(33)

INCOME BEFORE INCOME TAXES	529	395
INCOME TAX EXPENSE	162	150
NET INCOME	$367	$245

NET INCOME PER SHARE:
Basic	$0.04	$0.02

Diluted	$0.04	$0.02

SHARES USED IN CALCULATING NET INCOME PER SHARE:
Basic	10,103	9,956

Diluted	10,332	10,024

See notes to condensed consolidated financial statements-unaudited.

RUBIO’S RESTAURANTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED
(In thousands)

	13 weeks Ended
	March 28, 2010	March 29, 2009
OPERATING ACTIVITIES:
Net income	$367	$245
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,416	2,496
Amortization of debt issuance costs	17	17
Share-based compensation expense	210	226
Loss on disposal/sale of property	108	85
Provision for deferred income taxes	120	154
Changes in assets and liabilities:
Other receivables	(497)	(326)
Inventory	260	(56)
Prepaid expenses	418	1,756
Other assets	(53)	(44)
Accounts payable	(40)	(358)
Accrued expenses and other liabilities	(2,273)	(2,781)
Deferred income	(9)	28
Deferred rent and other liabilities	103	365
Net cash provided by operating activities	1,147	1,807

INVESTING ACTIVITIES:
Purchases of property & equipment	(1,267)	(1,870)
Purchases of leasehold improvements	(1,140)	(970)
Net cash used in investing activities	(2,407)	(2,840)

FINANCING ACTIVITIES:
Proceeds from exercise of common stock options	1	—
Net cash provided by financing activities	1	—

DECREASE IN CASH AND CASH EQUIVALENTS	(1,259)	(1,033)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	9,544	5,816
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$8,285	$4,783

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for income taxes	$40	$—

SUPPLEMENTAL DISCLOSURES OF NON-CASH OPERATING AND INVESTING ACTIVITIES:
Net increase (decrease) in property, purchased and included in accrued expenses and other liabilities	$91	$(668)

See notes to condensed consolidated financial statements-unaudited.

RUBIO’S RESTAURANTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND RECENT ACCOUNTING PRONOUNCMENTS

Basis of Presentation

The accompanying condensed consolidated financial information has been prepared by Rubio’s Restaurants, Inc. and its wholly-owned subsidiaries, Rubio’s Restaurants of Nevada, Inc. and Rubio’s Incentives, LLC (collectively, the “Company”) without audit and reflects all adjustments, consisting of normal and recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations for the interim periods. The condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles and in accordance with the regulations of the Securities and Exchange Commission (“SEC”). Accordingly, certain information and note disclosures normally included in complete financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to such SEC rules and regulations. These unaudited condensed consolidated financial statements and related notes should be read in conjunction with the consolidated financial statements and related notes for the fiscal year ended December 27, 2009 included in the Company’s Annual Report on Form 10-K and the review of the Company’s more critical accounting policies identified under the caption “Critical Accounting Policies” in that report. Results for the interim periods presented in this report are not necessarily indicative of results which may be reported for any other interim period or for the entire fiscal year. Certain reclassifications have been made to prior year amounts to conform to the current year presentation.

During the quarter ended March 28, 2010, the Company identified immaterial errors in its previously presented statements of cash flows.  The errors relate to the cash used in investing activities related to the purchases of leasehold improvements which remain unpaid and included in accrued expenses and other liabilities at period end and a corresponding effect on cash provided by operating activities.  The effects of the immaterial error correction on the condensed consolidated statement of cash flows for the thirteen weeks ended March 29, 2009 were to increase cash provided by operating activities and cash used in investing activities from $199,000 and ($1,232,000), respectively, as previously reported to $1,807,000 and ($2,840,000), respectively.  The Company will revise its historical financial statements for fiscal 2009, 2008 and the remaining quarters within fiscal 2009, when those periods are presented in future filings.  In future filings, the correction of the immaterial errors will increase cash provided by operating activities and cash used in investing activities by $1,608,000 for the interim and annual periods of fiscal year 2009 and $904,000 for fiscal 2008.

Accounting Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and contingencies at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the year. Actual results may differ from those estimates.

2.   CONDENSED CONSOLIDATED BALANCE SHEETS DETAIL

Condensed Consolidated Balance Sheets detail as of March 28, 2010 and December 27, 2009, respectively (in thousands) are as follows:

	March 28, 2010	December 27, 2009
OTHER RECEIVABLES:
Tenant improvement receivables	$564	$424
Beverage usage receivables	271	314
Credit cards	1,718	1,417
Income taxes	499	486
Other	668	582
Allowance for doubtful accounts	(126)	(126)
Total	$3,594	$3,097

PROPERTY & EQUIPMENT - at cost:
Building and leasehold improvements	$71,777	$70,845
Equipment and furniture	48,820	48,559
Construction in process	2,179	1,488
	122,776	120,892
Less: accumulated depreciation and amortization	(79,716)	(77,806)
Total	$43,060	$43,086

ACCRUED EXPENSES AND OTHER LIABILITIES:
Compensation	$2,472	$5,141
Workers’ compensation	1,613	1,443
Sales taxes	1,684	1,468
Vacation pay	1,213	1,168
Advertising	145	202
Gift cards	469	805
Occupancy	629	736
Legal and settlement fees regarding class action litigation (Note 3)	2,793	2,774
Construction in process	672	581
Store closure accrual	20	32
Other	2,937	2,479
Total	$14,647	$16,829

DEFERRED RENT AND OTHER LIABILITIES:
Deferred rent	$2,788	$2,722
Deferred tenant improvement allowances	2,817	2,704
Uncertain income tax position liability (Note 5)	373	353
Other	545	641
Total	$6,523	$6,420

3.   COMMITMENTS AND CONTINGENCIES

Litigation

In March 2007, the Company reached an agreement to settle a class action lawsuit related to how it classified certain employees under California overtime laws. The settlement agreement, which was approved by the court in June 2007, provides for a settlement payment of $7.5 million payable in three installments. The first $2.5 million installment was distributed on August 31, 2007 and the second $2.5 million installment was paid into a qualified settlement fund on December 29, 2008. The third and final installment of $2.5 million is due on or before June 28, 2010. As of March 28, 2010, the remaining balance of $2.5 million, plus accrued interest of $293,000, was accrued in “Accrued expenses and other liabilities”. The Company learned that 140 current and former employees who qualified to participate as class members in this class action settlement were not included in the settlement list approved by the court. The Company filed a motion requesting the court to include these individuals in the approved settlement and to provide that their claims are payable out of the aggregate settlement payment, as the Company believes the parties intended when they reached a settlement. On April 30, 2010, the California Superior Court issued a ruling in favor of the Company.  Pursuant to the ruling, the 140 individuals at issue are covered by the settlement and must be provided notice thereof giving them the opportunity to participate in, object to or opt out of the settlement.  The plaintiffs might seek reconsideration of the April 30 ruling or appeal it to the California Court of Appeal; however, it is possible that the California Court of Appeals could determine that the ruling is not immediately appealable.

On March 24, 2005, a former employee of the Company filed a California state court action alleging that the Company failed to provide the former employee with certain meal and rest period breaks and overtime pay. The parties moved the matter into arbitration, and the former employee amended the complaint to claim that the former employee represents a class of potential plaintiffs. The amended complaint alleges that current and former shift leaders who worked in the Company's California restaurants during specified time periods worked off the clock and missed meal and rest breaks. This case is still in the pre-class certification discovery and briefing stage, and no class has been certified. Holden, a former employee, seeks penalties under California's Private Attorney General Act of 2004, separate and apart from her certification of a class of shift leaders. The Company denies the former employee’s claims, and intends to continue to vigorously defend this action. A recent decision by the California Court of Appeals in Brinker Restaurant Corporation v. Superior Court (Hohnbaum) last year held that employers do not need to affirmatively ensure employees actually take their meal and rest breaks but need only make meal and rest breaks “available” to employees. The Brinker case was recently taken up for review by the California Supreme Court. At this time, the Company has no assurances of how the California Supreme Court will rule in the Brinker case and is unable to estimate a range of loss, if any. Regardless of merit or eventual outcome, this arbitration may cause a diversion of the Company’s management’s time and attention and the expenditure of legal fees and expenses.

The Company is involved in various other claims and legal actions arising in the ordinary course of business.  As of the date of this Quarterly Report, management does not believe that the ultimate disposition of these other matters will have a material adverse effect on the Company’s consolidated financial position, results of operations, or liquidity.

4.   NET INCOME PER SHARE

A reconciliation of basic and diluted income per share, is as follows (in thousands, except per share data):

	13 Weeks Ended
	March 28, 2010	March 29, 2009

Numerator
Net income	$367	$245

Denominator
Basic:
Weighted average common shares outstanding	10,103	9,956
Diluted:
Effect of dilutive securities:
Common stock options	229	68
Total weighted average common and potential common shares outstanding	10,332	10,024

Net income per share:
Basic	$0.04	$0.02
Diluted	$0.04	$0.02

 For the 13 weeks ended March 28, 2010 and March 29, 2009, common stock options of 1,284,739 and 1,875,657, respectively, were not included in the computation of diluted earnings per share as their impact would have been anti-dilutive.

5.   INCOME TAXES

During the first quarter of 2010, the Company began the formal appeals process with the IRS in connection with an examination of the Company’s 2006 and 2007 tax years. During 2009, the IRS proposed an adjustment related to inventory capitalization with a tax impact of $321,000. The Company subsequently submitted an additional revision to the calculation with a tax impact of $161,000. The IRS reviewed the revised calculation but did not agree with the Company’s position. The Company believes that its position more accurately reflects existing tax law.

The Company has recorded an unrecognized tax benefit of $161,000 related to the IRS proposed adjustment. It has also recorded unrecognized tax benefits for the impact of the uncertain income tax position on inventory capitalization on other years following the examination period and on the Company’s filings in states where the Company does business. The Company expects to resolve the uncertain income tax position on inventory capitalization with the IRS and other taxing jurisdictions within the next twelve months and may result in a reduction of unrecognized tax benefits by up to $247,000.

The Company’s total balance of unrecognized tax benefits as March 28, 2010 was $615,000. The Company’s 2008 and 2009 federal tax years and 2005 through 2009 state tax years are not currently under examination but remain open to potential examination by taxing authorities. Based on the status of the Company’s current federal examination and the absence of any other open examinations, the Company is not aware of any other events that might significantly impact the balance of unrecognized tax benefits during the next twelve months.

The Company classifies interest expense and penalties from income tax liabilities and interest income from income tax refunds as additional income tax expense or benefit, respectively. During the first quarter of fiscal 2010, the Company incurred interest expense of $5,000. The balance of the Company’s accrued interest expense at the end of the first quarter was $74,000.

6.   CREDIT FACILITY

On May 13, 2008, the Company entered into a $15.0 million non-revolving line of credit and a $5.0 million revolving line of credit (the “Credit Facility”) with Pacific Western Bank (the “Bank”).  The non-revolving line of credit calls for each advance to be evidenced by a separate note. Each advance shall have a maximum term of 57 months with an interest rate based on the prime rate plus 0.25%. Payments on advances shall be interest only for the first nine months, then principal and interest payments monthly.  At March 28, 2010, there were no amounts outstanding under our revolving line of credit, which terminates in accordance with its terms on May 13, 2010.

On May 4, 2010, the Company entered into a Change in Terms Agreement with the Bank to extend the term of the revolving line of credit through August 31, 2011.  The revolving line of credit, as amended, calls for monthly interest payments beginning March 31, 2010 at a variable interest rate based on the prime rate plus 0.25%, resulting in an initial rate of 3.50%. All outstanding principal plus accrued unpaid interest on the revolving line of credit is due August 31, 2011.  At March 28, 2010, the Company had $4.9 million of availability under the revolving line of credit, net of $33,000 for an outstanding letter of credit.

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

7.      SUBSEQUENT EVENTS

On April 30, 2010 the California Superior Court issued a ruling in favor of the Company in relation to a previously disclosed class action lawsuit related to how the Company classified certain employees under California overtime laws.  Pursuant to the ruling, the 140 individuals at issue are covered by the original settlement, which was expensed in 2006, and must be provided notice thereof giving them the opportunity to participate in, object to or opt out of the settlement.  See Note 3 for additional information.

On May 4, 2010 the Company entered into a Change in Terms Agreement with the Bank to extend the term of the revolving line of credit through August 31, 2011. See Note 6 for additional information.

On May 9, 2010 the Company signed a definitive merger agreement under which an entity controlled by Mill Road Capital, L.P., a Connecticut-based private investment firm, will acquire all of the Company’s outstanding shares in a cash merger transaction. Pursuant to the terms of the definitive merger agreement, the outstanding shares of common stock of the Company will be acquired for $8.70 per share. The aggregate transaction value is approximately $91 million. The acquisition is subject to certain closing conditions specified in the definitive merger agreement, including regulatory approvals and the approval of the Company’s stockholders. The transaction is expected to close in the third quarter of 2010.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements May Prove Inaccurate

This report on Form 10-Q and the documents incorporated herein by reference contain forward-looking statements based on our current beliefs, expectations, estimates and projections about our business and our industry. In some cases, you can identify forward-looking statements by terms such as believes, anticipates, estimates, expects, projections, may, potential, plan, continue or the negative of these terms or words of similar import. The forward-looking statements contained in this report involve known and unknown risks, uncertainties and other factors, including those listed under “Risk Factors” in Items 1A of Part II below and elsewhere in this report, and the other documents we file with the SEC, including our most recent reports on Form 8-K and our Annual Report on Form 10-K for the year ended December 27, 2009. As a result of these risks and uncertainties, our actual results or performance may differ materially from any future results or performance expressed or implied by the forward-looking statements. These forward-looking statements represent beliefs and assumptions only as of the date of this report. We undertake no obligation to release publicly the results of any revisions or updates to these forward-looking statements to reflect events or circumstances arising after the date of this report that may cause our actual results to be materially different from those expressed in or implied by these statements.

Overview

We opened our first restaurant under the name “Rubio’s, Home of the Fish Taco” in 1983. As of March 28, 2010, we have grown to 200 restaurants, including 196 company-operated, one licensed and three franchised locations. We position our restaurants in the high-quality, fresh and distinctive fast-casual Mexican cuisine segment of the restaurant industry. In the near term, we will focus on building units in our current markets. In the longer term, our vision is to be widely-recognized as the favorite national restaurant concept serving delicious and unique Baja-inspired food.   Our primary strategic objective is to become a leading brand in the growing fast-casual industry segment.

First Quarter 2010 Highlights

Revenue Growth.   Revenues for the quarter increased 0.9% to $46.7 million in 2010, compared to $46.3 million in 2009. Comparable store sales decreased 1.8%, due primarily to a 4.0% decrease in transactions offset by a 2.3% higher check average. We believe the decrease in transactions is in large part due to the loss of price-sensitive customers, resulting from general and market-specific economic conditions, including high levels of unemployment and home foreclosure rates. Our average unit volume for stores opened at least twelve periods decreased to $988,000 as of March 28, 2010, compared to $1,008,000 as of March 29, 2009, due to comparable store sales decreases in 2010.

Restaurant Development.   We opened three company-owned restaurants in the first quarter of 2010 and had one more under construction at the end of the quarter. We currently plan to open 15 to 20 company-owned restaurants in fiscal 2010 in our existing geographic markets. The current slow down in housing, combined with the weak economy, has caused us to focus exclusively on sites located in mature trade areas, where we will look for attractive long-term opportunities in the soft real estate market. This narrower focus could limit our growth potential in 2010 and 2011. Our three-year expansion plan includes an annual unit growth rate of approximately 10% compounded annually beginning in 2010. We intend to tailor our expansion plan during 2010 based on economic conditions, our financial results and our ability to continue to satisfy the covenants contained in our credit facility. If our financial results drop below our expectations, availability of attractive sites is limited or our planned rate of expansion limits our ability to comply with the covenants in our credit facility, we will slow or curtail our expansion.

Restaurant Profitability.   Restaurant operating margins in the first quarter of 2010 improved to 16.6% of restaurant sales compared to 15.7% in the first quarter of 2009.  On a quarter-over-quarter basis, cost of sales as a percentage of restaurant sales decreased to 25.4% from 26.9%, while restaurant labor cost increased to 33.5% from 32.9% and restaurant occupancy and other increased to 24.5% from 24.4%.

General and Administrative Expenses.  General and administrative expenses were $4.6 million and 9.8% of revenues in the first quarter of 2010 compared to $4.1 million and 8.9% of revenues in the first quarter of 2009. The increase in the 2010 quarter is primarily due to an increase in wages and wage-related expenses, legal and professional fees.

Results of Operations

All comparisons in the following section between 2010 and 2009 refer to the 13-week quarters ended March 28, 2010 and March 29, 2009, respectively, unless otherwise indicated.

The following table sets forth our operating results, expressed as a percentage of total revenues, except where noted, with respect to certain items included in our statements of operations.

	13 Weeks Ended
	March 28, 2010	March 29, 2009
Total revenues	100.0%	100.0%
Costs and expenses:
Cost of sales (1)	25.4	26.9
Restaurant labor (1)	33.5	32.9
Restaurant occupancy and other (1)	24.5	24.4
General and administrative expenses	9.8	8.9
Depreciation and amortization	5.2	5.4
Pre-opening expenses	0.2	0.4
Loss on disposal/sale of property	0.2	0.2
Operating income	1.2	0.9
Other (expense) income	(0.1)	(0.1)
Income before income taxes	1.1	0.9
Income tax expense	0.3	0.3
Net income	0.8	0.5

(1) As a percentage of restaurant sales

The following table summarizes the number of restaurants:

	March 28, 2010	March 29, 2009
Company-operated	196	190
Franchised	1	2
Licensed	3	3
Total	200	195

Revenues

Total revenues were $46.7 million in the first quarter of 2010 as compared to $46.3 million in the first quarter of 2009. The quarter-over-quarter increase in revenue of $396,000 was primarily the result of sales for new stores opened in fiscal 2009 and 2010, which contributed sales of $1.6 million, offset by stores closed during fiscal 2009 which decreased sales by $402,000 and a decrease in comparable store sales of $803,000. The first quarter comparable store sales decrease was due to a decrease in transactions of 4.0% offset by an increase in average check size of 2.3%.

Costs and Expenses

Cost of sales as a percentage of restaurant sales decreased to 25.4% in the first quarter of 2010 from 26.9% in the first quarter of 2009.  The improvement in cost of sales was due primarily to menu engineering efforts and lower ingredient costs, which resulted in lower chicken, cheese and fish costs.  Tighter food cost management also contributed to the quarter-over-quarter reduction.

Restaurant labor cost as a percentage of restaurant sales increased to 33.5% in the first quarter of 2010 from 32.9% in the first quarter of 2009.  The increase in restaurant labor was primarily attributable to increased workers’ compensation cost, as we experienced an increase in major claims which made it necessary to increase our claim reserves.

Restaurant occupancy and other costs as a percentage of restaurant sales increased to 24.5% in the first quarter of 2010 compared to 24.4% in the first quarter 2009. The increase as a percentage of revenues is primarily due to higher rent and common area maintenance charges.

General and administrative expenses were $4.6 million and 9.8% of revenues in the first quarter of 2010 compared to $4.1 million and 8.9% of revenues in the first quarter of 2009. The increase in the 2010 quarter is primarily due to an increase in wages and wage-related expenses, legal and professional fees. Legal and professional fees included $146K in expenses associated with the ongoing process of evaluation of strategic alternatives.

Depreciation and amortization was $2.4 million in the first quarter of 2010 compared to $2.5 million in the first quarter of 2009. The decrease in 2010 is due to impairment charges recorded the fourth quarter of fiscal 2009 related to eleven underperforming stores which decreases depreciation expense in future periods, offset by our continued expansion efforts, which included the addition of 10 restaurants throughout 2009 and three in the first quarter of 2010.

Pre-opening expenses decreased to $94,000 in the first quarter of 2010, compared to $171,000 in the first quarter of 2009. The decline in pre-opening expenses in 2010 includes an overall decline in pre-opening expenditures on a per store basis. This per store reduction is primarily due to the shifting of certain marketing related costs to post-opening.

Loss on disposal/sale of property increased to $108,000 in the first quarter of 2010, compared to $85,000 in the first quarter of 2009. The loss on disposal in the 2010 and 2009 quarters consists of normal disposal costs associated with the ordinary course of our business.

Other (expense) income, net, primarily interest, decreased to an expense of $30,000 in the first quarter of 2010, compared to expense of $33,000 in the first quarter of 2009. The interest expense in 2010 and 2009 consisted of interest accruals related to our class action settlement in addition to the amortization of debt issuance costs incurred in conjunction with the credit facility we secured during fiscal 2008.

The 2010 income tax provision reflects the projected annual tax rate of 29.9%. The 2009 income tax provision reflects the projected annual tax rate of 37.2%. Our 2010 projected annual tax rate reflects a decrease from the statutory rate and from the 2009 annual rate primarily as the result of improved efforts to generate additional federal employment tax credits. We report interest accruals for uncertain tax positions as additional income tax expense and, in the first quarter, we accrued $5,000 of additional interest. This accrual increased the quarterly rate to 30.6%. The final 2010 annual tax rate cannot be determined until the end of the fiscal year. As a result, the actual rate could differ from our current estimate.

Liquidity and Capital Resources

Since we became public in 1999, we have funded our capital requirements primarily through cash flows from operations. We generated $1.1 million in cash flows from operating activities for the 13 weeks ended March 28, 2010, and generated $1.8 million for the 13 weeks ended March 29, 2009.  The decrease in cash flow from operating activities for the 13 weeks ended March 28, 2010 is due to changes in operating assets and liabilities, but was primarily due to the first quarter of 2009 benefiting from January 2009 rent paid in advance during 2008 of approximately $1.8 million. In addition, cash flow from operations for the first quarter of 2009 was negatively impacted by the second of three $2.5 million installment payments associated with the 2007 settlement of a class action lawsuit.

Net cash used in investing activities was $2.4 million for the 13 weeks ended March 28, 2010 compared to $2.8 million for the 13 weeks ended March 29, 2009. The quarter-over-quarter decrease in cash used for investing was driven by decreased new store development activity.

Net cash provided by financing activities was $1,000 during the 13 weeks ended March 28, 2010 and consisted of proceeds from the exercise of common stock options. There was no financing activity for the 13 weeks ended March 29, 2009.

On May 13, 2008, the Company entered into a $15.0 million non-revolving line of credit and a $5.0 million revolving line of credit (the “Credit Facility”) with Pacific Western Bank (the “Bank”).  The non-revolving line of credit calls for each advance to be evidenced by a separate note. Each advance shall have a maximum term of 57 months with an interest rate based on the prime rate plus 0.25%. Payments on advances shall be interest only for the first nine months, then principal and interest payments monthly.  As of March 28, 2010, there were no outstanding borrowings under the non-revolving line of credit. The non-revolving line of credit terminates in accordance with its terms on May 13, 2010.

On May 4, 2010, the Company entered into a Change in Terms Agreement with the Bank to extend the term of the revolving line of credit through August 31, 2011.  The revolving line of credit, as amended, calls for monthly interest payments beginning March 31, 2010 at a variable interest rate based on the prime rate plus 0.25%, resulting in an initial rate of 3.50%. All outstanding principal plus accrued unpaid interest on the revolving line of credit is due August 31, 2011.  At March 28, 2010, the Company had $4.9 million of availability under the revolving line of credit, net of $33,000 for an outstanding letter of credit.

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

We currently expect total capital expenditures in 2010 to be approximately $9 million to $15 million for restaurant openings, restaurant re-imaging, maintenance, and for corporate and information technology. We currently expect that future locations will generally cost approximately $500,000 to $600,000 per unit, net of tenant improvement allowance and excluding pre-opening expenses. Some units may exceed this range due to the area in which they are built and the specific requirements of the project. Pre-opening expenses are expected to average between $50,000 and $60,000 per restaurant, which includes approximately $15,000 to $25,000 of non-cash rent expense during the build-out period.

We believe that the anticipated cash flows from operations and the availability on our revolving line of credit agreement, combined with our cash and cash equivalents of $8.3 million as of March 28, 2010 will be sufficient to satisfy our working capital needs, required capital expenditures and class action settlement obligations for the next 12 months. We intend to tailor our expansion plan during 2010 based on economic conditions, our financial results and our ability to continue to satisfy the covenants contained in the Credit Facility. If our financial results drop below our expectations or we are unable to comply with the covenants in the Credit Facility, we will slow or curtail our expansion plan. Nevertheless, changes in our operating plans, lower than anticipated sales, increased expenses, potential acquisitions or other events may cause us to seek additional or alternative financing sooner than anticipated. Additional or alternative financing may not be available on acceptable terms, or at all. Failure to obtain additional or alternative financing as needed could have a material adverse effect on our business and results of operations.

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

We have several critical accounting policies, which were discussed in our 2009 Annual Report on Form 10-K, that are both important to the portrayal of our financial condition and results of operations and require management’s most difficult, subjective and complex judgments. Typically, the circumstances that make these judgments complex and difficult have to do with making estimates about the effect of matters that are inherently uncertain.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our market risk exposures are related to our cash and cash equivalents. We invest our excess cash in highly liquid short-term investments with maturities of less than one year. The portfolio consists primarily of money market instruments. As of March 28, 2010, we had no investments with maturities in excess of one year. These investments are not held for trading or other speculative purposes. Changes in interest rates affect the investment income we earn on our investments and, therefore, impact our cash flows and results of operations. Due to the types of our investments, a 10% change in period-end interest rates or a hypothetical 100-basis-point adverse change in interest rates would not have a significant negative effect on our financial results.

We are exposed to market risk from changes in interest rates on debt. Our exposure to interest rate fluctuations is limited to our outstanding bank debt, which includes a $15.0 million non-revolving line of credit and a $5.0 million revolving line of credit with the Bank. At March 28, 2010, there were no amounts outstanding under our revolving line of credit, which terminates in accordance with its terms on May 13, 2010. On May 4, 2010, the Company entered into a Change in Terms Agreement with the Bank to extend the term of the revolving line of credit through August 31, 2011.  The revolving line of credit, as amended, calls for monthly interest payments beginning March 31, 2010 at a variable interest rate based on the prime rate plus 0.25%, resulting in an initial rate of 3.50%. All outstanding principal plus accrued unpaid interest on the revolving line of credit is due August 31, 2011.  At March 28, 2010, the Company had $4.9 million of availability under the revolving line of credit, net of $33,000 for an outstanding letter of credit.

Interest expense incurred during the 13 weeks ended March 28, 2010 was primarily due to interest accruals related to our class action settlement in addition to the amortization of debt issuance costs incurred in conjunction with the new credit facility we secured during fiscal 2008.

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

Impact of Inflation

The primary areas of our operations affected by inflation are food, supplies, labor, fuel, lease, utility, insurance costs and materials used in the construction of our restaurants. Substantial increases in costs and expenses, particularly food, supplies, labor, fuel and operating expenses could have a significant impact on our operating results to the extent that such increases cannot be passed through to our guests. Our leases require us to pay taxes, maintenance, repairs, insurance and utilities, all of which are subject to inflationary increases. We believe inflation with respect to food, labor, insurance and utility expense has had a material impact on our results of operations in both the first quarter of 2010 and first quarter of 2009.

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

Changes in Internal Control over Financial Reporting:

There have been no significant changes in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended March 28, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

PART II - OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

In March 2007, the Company reached an agreement to settle a class action lawsuit related to how it classified certain employees under California overtime laws. The settlement agreement, which was approved by the court in June 2007, provides for a settlement payment of $7.5 million payable in three installments. The first $2.5 million installment was distributed on August 31, 2007 and the second $2.5 million installment was paid into a qualified settlement fund on December 29, 2008. The third and final installment of $2.5 million is due on or before June 28, 2010. As of March 28, 2010, the remaining balance of $2.5 million, plus accrued interest of $293,000, was accrued in “Accrued expenses and other liabilities”. The Company learned that 140 current and former employees who qualified to participate as class members in this class action settlement were not included in the settlement list approved by the court. The Company filed a motion requesting the court to include these individuals in the approved settlement and to provide that their claims are payable out of the aggregate settlement payment, as the Company believes the parties intended when they reached a settlement. On April 30, 2010, the California Superior Court issued a ruling in favor of the Company.  Pursuant to the ruling, the 140 individuals at issue are covered by the settlement and must be provided notice thereof giving them the opportunity to participate in, object to or opt out of the settlement.  The plaintiffs might seek reconsideration of the April 30 ruling or appeal it to the California Court of Appeal; however, it is possible that the California Court of Appeals could determine that the ruling is not immediately appealable.

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

Item 1A. RISK FACTORS

An investment in our common stock involves a high degree of risk. You should consider carefully the risks and uncertainties described under Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 27, 2009, which we filed with the SEC on March 26, 2010, together with all other information contained or incorporated by reference in this report before you decide to invest in our common stock. The risks described in our annual report have not materially changed. If any of the risks described in our annual report actually occurs, our business, financial condition, results of operations and our future growth prospects could be materially and adversely affected. Under these circumstances, the trading price of our common stock could decline, and you may lose all or part of your investment.

Item 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable

Item 3: DEFAULTS UPON SENIOR SECURITIES

Not applicable

Item 4. RESERVED

Item 5. OTHER INFORMATION

 On May 4, 2010, the Company entered into a Change in Terms Agreement with the Bank to extend the term of the revolving line of credit through August 31, 2011.  The revolving line of credit, as amended, calls for monthly interest payments beginning March 31, 2010 at a variable interest rate based on the prime rate plus 0.25%, resulting in an initial rate of 3.50%. All outstanding principal plus accrued unpaid interest on the revolving line of credit is due August 31, 2011.  The Change in Terms Agreement is attached to this Quarterly Report as Exhibit 10.94.

Item 6. EXHIBITS

Set forth below is a list of the exhibits included as part of this quarterly report.

Exhibit No.	Description
3.1(1)	Third Amended and Restated Certificate of Incorporation.
3.2(2)	Restated Bylaws (Exhibit 3.4).
3.4(3)	Certificate of Amendment of the Bylaws (Exhibit 3.4).
4.1(2)	Specimen common stock certificate (Exhibit 4.1).
10.94	Change in Terms Agreement, dated May 4, 2010, by and between the Company and Pacific Western Bank.
31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to our annual report on Form 10-K filed with the SEC on April 8, 2005.
(2)	Incorporated by reference to the above noted exhibit to our registration statement on Form S-1 (333-75087) filed with the SEC on March 26, 1999, as amended.
(3)	Incorporated by reference to our annual report on Form 10-K filed with the SEC on April 2, 2001.

_______________________________________

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

_______________________________________

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RUBIO'S RESTAURANTS, INC.

Dated: May 12, 2010
/s/ Dan Pittard
Dan Pittard
President and Chief Executive Officer
(principal executive officer)

Dated: May 12, 2010
/s/ Frank Henigman
Frank Henigman
Chief Financial Officer
(principal financial and accounting officer)