Form 10-Q
period 2010-06-27
RUBIOS RESTAURANTS INC
filed 2010-08-05
CIK 1082423

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the quarterly period ended June 27, 2010

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

As of August 2, 2010, there were 10,035,177 shares of the Registrant's common stock, par value $0.001 per share, issued and outstanding.

RUBIO’S RESTAURANTS, INC.

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
RUBIO’S RESTAURANTS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS - UNAUDITED
(In thousands, except share data)

	June 27, 2010	December 27, 2009

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$9,473	$9,544
Other receivables	3,057	3,097
Inventory	1,345	1,574
Prepaid expenses	1,295	1,751
Deferred income taxes	3,179	3,083
Total current assets	18,349	19,049

PROPERTY, net	44,974	43,086
GOODWILL	519	519
OTHER ASSETS	3,339	3,132
DEFERRED INCOME TAXES	9,608	8,915

TOTAL	$76,789	$74,701

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$4,800	$4,118
Accrued expenses and other liabilities	17,380	16,829
Total current liabilities	22,180	20,947

DEFERRED INCOME	159	179
DEFERRED RENT AND OTHER LIABILITIES	6,892	6,420
Total liabilities	29,231	27,546

COMMITMENTS AND CONTINGENCIES (NOTE 3)

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.001 par value, 5,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.001 par value, 35,000,000 shares authorized, 10,035,177 issued and outstanding in 2010, and 10,035,077 issued and outstanding in 2009	10	10
Paid-in capital	54,349	53,926
Accumulated deficit	(6,801)	(6,781)
Total stockholders’ equity	47,558	47,155

TOTAL	$76,789	$74,701

See notes to condensed consolidated financial statements-unaudited.

RUBIO’S RESTAURANTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED
(In thousands, except per share data)

	13 Weeks Ended		26 Weeks Ended
	June 27, 2010	June 28, 2009	June 27, 2010	June 28, 2009
REVENUES:
Restaurant sales	$48,476	$48,631	$95,184	$94,939
Franchise and licensing revenues	34	36	59	65
TOTAL REVENUES	48,510	48,667	95,243	95,004

COSTS AND EXPENSES:
Cost of sales	12,426	12,933	24,287	25,406
Restaurant labor	15,777	15,692	31,444	30,944
Restaurant occupancy and other	12,503	11,848	23,936	23,143
General and administrative expenses	5,646	4,418	10,241	8,555
Depreciation and amortization	2,375	2,449	4,791	4,945
Pre-opening expenses	177	105	271	276
Asset impairment	175	359	175	359
Loss on disposal/sale of property	97	99	205	184
TOTAL COSTS AND EXPENSES	49,176	47,903	95,350	93,812

OPERATING (LOSS) INCOME	(666)	764	(107)	1,192

OTHER (EXPENSE) INCOME:
Interest and investment (expense) income, net	(16)	(38)	(46)	(71)

(LOSS) INCOME BEFORE INCOME TAXES	(682)	726	(153)	1,121
INCOME TAX (BENEFIT) EXPENSE	(295)	214	(133)	364

NET (LOSS) INCOME	$(387)	$512	$(20)	$757

NET (LOSS) INCOME PER SHARE:
Basic	$(0.04)	$0.05	$—	$0.08

Diluted	$(0.04)	$0.05	$—	$0.08

SHARES USED IN CALCULATING NET (LOSS) INCOME PER SHARE:
Basic	10,103	9,960	10,103	9,958

Diluted	10,103	10,053	10,103	10,038

See notes to condensed consolidated financial statements-unaudited.

RUBIO’S RESTAURANTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED
(In thousands)

	26 weeks Ended
	June 27, 2010	June 28, 2009
OPERATING ACTIVITIES:
Net (loss) income	$(20)	$757
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	4,791	4,945
Amortization of debt issuance costs	28	35
Share-based compensation expense	425	473
Asset impairment	175	359
Loss on disposal/sale of property	205	184
Provision for deferred income taxes	(789)	(260)
Changes in assets and liabilities:
Other receivables	37	612
Inventory	229	331
Prepaid expenses	428	1,612
Other assets	(207)	(157)
Accounts payable	682	(734)
Accrued expenses and other liabilities	(517)	(1,041)
Deferred income	(20)	79
Deferred rent and other liabilities	472	344
Net cash provided by operating activities	5,919	7,539

INVESTING ACTIVITIES:
Purchases of property & equipment	(1,768)	(1,841)
Purchases of leasehold improvements	(4,223)	(3,813)
Net cash used in investing activities	(5,991)	(5,654)

FINANCING ACTIVITIES:
Proceeds from exercise of common stock options	1	—
Net cash provided by financing activities	1	—

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(71)	1,885
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	9,544	5,816
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$9,473	$7,701

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid (received) for income taxes	$295	$(623)

SUPPLEMENTAL DISCLOSURES OF NON-CASH OPERATING AND INVESTING ACTIVITIES:
Net increase (decrease) in property, purchased and included in accrued expenses and other liabilities	$1,068	$(858)

See notes to condensed consolidated financial statements-unaudited.

RUBIO’S RESTAURANTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND RECENT ACCOUNTING PRONOUNCMENTS

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

During the quarter ended March 28, 2010, the Company identified immaterial errors in its previously presented statements of cash flows.  The errors relate to the cash used in investing activities related to the purchases of leasehold improvements which remain unpaid and included in accrued expenses and other liabilities at period end and a corresponding effect on cash provided by operating activities.  The effects of the immaterial error correction on the condensed consolidated statement of cash flows for the twenty-six weeks ended June 28, 2009 were to increase cash provided by operating activities and cash used in investing activities from $5,931,000 and ($4,046,000), respectively, as previously reported, to $7,539,000 and ($5,654,000), respectively.  The Company will revise its historical financial statements for fiscal 2009, 2008 and the remaining quarters within fiscal 2009, when those periods are presented in future filings.  In future filings, the correction of the immaterial errors will increase cash provided by operating activities and cash used in investing activities by $1,608,000 for the interim and annual periods of fiscal year 2009 and $904,000 for fiscal 2008.

Merger Agreement

On May 9, 2010, the Company signed a definitive merger agreement under which an entity controlled by Mill Road Capital, L.P., a Connecticut-based private investment firm, will acquire all of the Company’s outstanding shares in a cash merger transaction. On July 18, 2010, an Amendment to Agreement and Plan of Merger was entered into among Rubio’s, MRRC Merger Co., a Delaware corporation (“Merger Sub”), and MRRC Hold Co., a Delaware corporation (“Parent”) for the purpose of amending and restating the certificate of incorporation of the surviving corporation. Pursuant to the merger agreement, Parent will acquire Rubio’s through the merger of Merger Sub with and into Rubio’s. If the Merger is consummated, each share of the Company’s common stock issued and outstanding immediately prior to closing will automatically be cancelled and converted into the right to receive $8.70 in cash, and the Company will cease to be a publicly traded company. The closing of the Merger Agreement is subject to approval by the holders of a majority of the outstanding shares of the Company’s common stock entitled to vote on the Merger, the receipt of any required approvals and other customary closing conditions. On July 21, 2010, the Company filed a definitive proxy statement with the Securities Exchange Commission (the “SEC”) relating to the special meeting of the Company’s stockholders to consider and vote on the proposal to adopt the Merger Agreement.

The terms of the Amendment to Agreement and Plan of Merger limit the Company’s ability to engage in certain business activities without the prior consent of Parent. The most significant of these restrictions limits the Company’s ability to pay dividends, issue or repurchase shares of the Company’s common stock, incur new indebtedness, modify the existing Credit Facility, enter into or modify material contracts, grant liens on the Company’s assets and effect any significant change in the Company’s corporate structure or the nature of its business.

The Amendment to Agreement and Plan of Merger contains certain termination rights and reimbursement obligations. Upon termination of the Amendment to Agreement and Plan of Merger, under specified circumstances, the Company will be required to pay Parent a termination fee of $3,365,000. The Termination Fee is required to be paid in immediately available funds to Parent no later than one business day after termination of the merger agreement or the completion of a Takeover Proposal, as applicable. If the Merger Agreement is not consummated, the Company will continue to be a publicly traded company.

Accounting Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and contingencies at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the year. Actual results may differ from those estimates.

2.	CONDENSED CONSOLIDATED BALANCE SHEETS DETAIL

Condensed Consolidated Balance Sheets detail as of June 27, 2010 and December 27, 2009, respectively (in thousands) are as follows:

	June 27, 2010	December 27, 2009
OTHER RECEIVABLES:
Tenant improvement receivables	$654	$424
Beverage usage receivables	296	314
Credit cards	1,582	1,417
Income taxes	159	486
Other	492	582
Allowance for doubtful accounts	(126)	(126)
Total	$3,057	$3,097

PROPERTY & EQUIPMENT - at cost:
Building and leasehold improvements	$72,731	$70,845
Equipment and furniture	49,492	48,559
Construction in process	4,401	1,488
	126,624	120,892
Less: accumulated depreciation and amortization	(81,650)	(77,806)
Total	$44,974	$43,086

ACCRUED EXPENSES AND OTHER LIABILITIES:
Compensation	$3,946	$5,141
Workers’ compensation	1,754	1,443
Sales taxes	1,557	1,468
Vacation pay	1,244	1,168
Advertising	477	202
Gift cards	383	805
Occupancy	560	736
Legal and settlement fees regarding class action litigation (Note 3)	2,812	2,774
Construction in process	1,649	581
Store closure accrual	13	32
Other	2,985	2,479
Total	$17,380	$16,829

DEFERRED RENT AND OTHER LIABILITIES:
Deferred rent	$2,960	$2,722
Deferred tenant improvement allowances	2,940	2,704
Uncertain income tax position liability (Note 5)	395	353
Other	597	641
Total	$6,892	$6,420

3.   COMMITMENTS AND CONTINGENCIES

Litigation

In March 2007, the Company reached an agreement to settle a class action lawsuit related to how it classified certain employees under California overtime laws. The settlement agreement, which was approved by the court in June 2007, provides for a settlement payment of $7.5 million payable in three installments. The first $2.5 million installment was distributed on August 31, 2007 and the second $2.5 million installment was paid into a qualified settlement fund on December 29, 2008. The third and final installment of $2.5 million was paid on June 29, 2010. As of June 27, 2010, the remaining balance of $2.5 million, plus accrued interest of $312,000, was accrued in “Accrued expenses and other liabilities”. The Company learned that 140 current and former employees who qualified to participate as class members in this class action settlement were not included in the settlement list approved by the court. The Company filed a motion requesting the court to include these individuals in the approved settlement and to provide that their claims are payable out of the aggregate settlement payment, as the Company believes the parties intended when they reached a settlement. On April 30, 2010, the California Superior Court issued a ruling in the Company’s favor. Pursuant to the ruling, the 140 individuals at issue are covered by the settlement and must be provided notice thereof giving them the opportunity to participate in, object to or opt out of the settlement. The plaintiffs might seek to appeal the inclusion of the 140 individuals into the settlement or some other aspect of the case. Regardless of the eventual outcome, this matter may cause a diversion of the Company’s management’s time and attention and the expenditure of legal fees and expenses.

On March 24, 2005, one of the Company’s former employees filed a California state court action alleging that the Company failed to provide the former employee with certain meal and rest period breaks and overtime pay. The parties moved the matter into arbitration, and the former employee amended the complaint to claim that the former employee represents a class of potential plaintiffs. The amended complaint alleges that current and former shift leaders who worked in the Company’s California restaurants during specified time periods worked off the clock and missed meal and rest breaks. A class has been certified, consisting of shift leaders employed from March 25, 2001 to October 19, 2003, which the Company may still elect to challenge by filing a petition to vacate the certification award. Holden, a former employee, seeks penalties under California’s Private Attorney General Act of 2004, separate and apart from her certification of a class of shift leaders. The Company denies the former employee’s claims, and intends to continue to vigorously defend this action. A decision by the California Court of Appeals in Brinker Restaurant Corporation v. Superior Court (Hohnbaum) held that employers do not need to affirmatively ensure employees actually take their meal and rest breaks but need only make meal and rest breaks “available” to employees. The Brinker case was taken up for review by the California Supreme Court. At this time, the Company has no assurance of how the California Supreme Court will rule in the Brinker case. Regardless of merit or eventual outcome, this arbitration may cause a diversion of the Company’s management’s time and attention and the expenditure of legal fees and expenses.

On May 12, 2010, a putative class action lawsuit was filed in the Superior Court of California, San Diego County, against the Company, certain of its officers, its directors, Merger Sub, Parent and Mill Road purportedly on behalf of the holders of the Company’s common stock in connection with the announcement of the merger agreement. On June 23, 2010, the plaintiff in the lawsuit filed a voluntary Request for Dismissal of the lawsuit without prejudice, and the court has entered an order dismissing the lawsuit without prejudice.

On June 1, 2010, a putative class action lawsuit was filed in the Court of Chancery of the State of Delaware against the Company, certain of its officers, its directors, Merger Sub, Parent and Mill Road purportedly on behalf of the holders of the Company’s common stock. The plaintiffs in the lawsuit filed an amended complaint on June 4, 2010 and a second amended complaint on July 21, 2010, without leave of court. The lawsuit generally alleges that certain of the Company’s officers and directors breached their fiduciary duties owed to the stockholders in the attempt to sell the Company to Merger Sub and Parent at an unfair price and through an unfair and self serving process and by omitting material information and/or providing materially misleading information in the preliminary proxy statement the Company filed with the Securities and Exchange Commission on May 28, 2010, June 29, 2010 and July 13, 2010. The lawsuit further alleges that Merger Sub, Parent and Mill Road aided and abetted such officers and directors in their alleged breaches of fiduciary duty. The lawsuit seeks to enjoin the merger and seeks other relief, including plaintiffs’ costs, disbursements and reasonable attorneys’ and experts’ fees. Based on the Company’s review of the lawsuit, the Company believes that the claims are without merit and the Company intends to vigorously defend against them. On June 21, 2010, the Company filed a motion to dismiss the amended complaint for failure to state a claim. Regardless of the merits or eventual outcome, this lawsuit may cause a diversion of Company management’s time and attention and the expenditure of legal fees and expenses.

The Company is involved in various other claims and legal actions arising in the ordinary course of business.  As of the date of this Quarterly Report, management does not believe that the ultimate disposition of these other matters will have a material adverse effect on the Company’s consolidated financial position, results of operations, or liquidity.

4.   NET (LOSS) INCOME PER SHARE

A reconciliation of basic and diluted (loss) income per share is as follows (in thousands, except per share data):

	13 Weeks Ended		26 Weeks Ended
	June 27, 2010	June 28, 2009	June 27, 2010	June 28, 2009
Numerator
Net (loss) income	$(387)	$512	$(20)	$757

Denominator
Basic:
Weighted average common shares outstanding	10,103	9,960	10,103	9,958
Diluted:
Effect of dilutive securities:
Common stock options	—	93	—	80
Total weighted average common and potential common shares outstanding	10,103	10,053	10,103	10,038

Net (loss) income per share:
Basic and Diluted	$(0.04)	$0.05	$—	$0.08

For the 13 and 26 weeks ended June 27, 2010, common stock options of 941,353 and 1,255,597, respectively, were not included in the computation of diluted earnings per share as their impact would have been anti-dilutive. For the 13 and 26 weeks ended June 28, 2009, common stock options of 1,453,691 and 1,548,385, respectively, were not included in the computation of diluted earnings per share as their impact would have been anti-dilutive.

5.   INCOME TAXES

During the first quarter of 2010, the Company began the formal appeals process with the IRS in connection with an examination of the Company's 2006 and 2007 tax years. During 2009, the IRS proposed an adjustment related to inventory capitalization with a tax impact of $321,000. The Company subsequently submitted an additional revision to the calculation with a tax impact of $161,000. The IRS reviewed the revised calculation but did not agree with the Company's position. The Company believes that its position more likely than not reflects existing tax law.

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

The Company's total balance of unrecognized tax benefits as June 27, 2010 was $632,000. The Company's 2008 and 2009 federal tax years and 2005 through 2009 state tax years are not currently under examination but remain open to potential examination by taxing authorities. Based on the status of the Company's current federal examination and the absence of any other open examinations, the Company is not aware of any other events that might significantly impact the balance of unrecognized tax benefits during the next twelve months.

The Company classifies interest expense and penalties from income tax liabilities and interest income from income tax refunds as additional income tax expense or benefit, respectively. During the first two quarters of fiscal 2010, the Company incurred interest expense of $11,000. The balance of the Company's accrued interest expense at the end of the quarter was $80,000.

6.   CREDIT FACILITY

On May 13, 2008, the Company entered into a $15.0 million non-revolving line of credit and a $5.0 million revolving line of credit (the “Credit Facility”) with Pacific Western Bank (the “Bank”).  The non-revolving line of credit calls for each advance to be evidenced by a separate note. Each advance shall have a maximum term of 57 months with an interest rate based on the prime rate plus 0.25%. Payments on advances shall be interest only for the first nine months, then principal and interest payments monthly.  At June 27, 2010, there were no amounts outstanding under our non-revolving line of credit. The non-revolving line of credit terminated in accordance with its terms on May 13, 2010.

On May 4, 2010, the Company entered into a Change in Terms Agreement with the Bank to extend the term of the revolving line of credit through August 31, 2011. The revolving line of credit, as amended, calls for monthly interest payments beginning March 31, 2010 at a variable interest rate based on the prime rate plus 0.25%, resulting in an initial rate of 3.50%. Any outstanding principal plus accrued unpaid interest on the revolving line of credit is due August 31, 2011.  At June 27, 2010, the Company had $4.97 million of availability under the revolving line of credit, net of $33,000 for an outstanding letter of credit.

The revolving line is collateralized by all assets of the Company and guaranteed by its subsidiaries. In addition, the revolving line requires the Company to maintain its primary depository relationship with the Bank and the related accounts are subject to the right of offset for amounts due under the lines. The revolving line is subject to certain financial and non-financial debt covenants and include a restriction on the payment of dividends without prior consent of the Bank.

7.   ASSET IMPAIRMENT

Long-lived assets, such as property and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated discounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. For the 13-week and 26-week periods ended June 27, 2010, the Company recorded impairment charges of $175,000, respectively, related to two under-performing stores. For the 13-week and 26-week periods ended June 28, 2009, the Company recorded impairment charges of $359,000, respectively, related to four under-performing stores.

8.   FAIR VALUE MEASUREMENT

The Company's financial assets and financial liabilities that are measured at fair value on a recurring basis are comprised of an Executive Deferred Compensation Plan of Rubio’s Restaurants, Inc., (the “Plan”). The Plan is a nonqualified deferred compensation plan which allows highly compensated employees to defer receipt of a portion of their compensation and contribute such amounts to one or more investment funds held in a rabbi trust. The Plan investments are reported at fair value based on third-party broker statements which represents level 2 in the ASC 820 (formerly SFAS 157) fair value hierarchy. The realized and unrealized holding gains and losses related to these investments, as well as the offsetting compensation expense, are recorded in general and administrative expense on the consolidated statements of operations.

The Company’s non-financial instruments, which primarily consist of goodwill, property and equipment are reported at carrying value and are not required to be measured at fair value on a recurring basis.  However, on a periodic basis or whenever events or changes in circumstances indicate that their carrying value may not be recoverable (at least annually for goodwill and when triggering events occur for property and equipment), non-financial instruments are assessed for impairment and, if applicable, written down to fair value.

In connection with the Company’s quarterly property and equipment impairment reviews, long-lived assets held and used at two restaurants having a carrying value of $302,000 were written down to fair value using significant unobservable inputs (Level 3).  The resulting asset impairment charge of $175,000 was included in the accompanying condensed consolidated statement of operations for the 13-week and 26-week periods ended June 27, 2010.

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

Merger Agreement

On May 9, 2010, we signed a definitive merger agreement under which an entity controlled by Mill Road Capital, L.P., a Connecticut-based private investment firm, will acquire all of our outstanding shares in a cash merger transaction. On July 18, 2010, an Amendment to Agreement and Plan of Merger was entered into among Rubio’s, MRRC Merger Co., a Delaware corporation (“Merger Sub”), and MRRC Hold Co., a Delaware corporation (“Parent”) for the purpose of amending and restating the certificate of incorporation of the surviving corporation. Pursuant to the merger agreement, Parent will acquire Rubio’s through the merger of Merger Sub with and into Rubio’s. If the Merger is consummated, each share of our common stock issued and outstanding immediately prior to closing will automatically be cancelled and converted into the right to receive $8.70 in cash, and we will cease to be a publicly traded company. The closing of the Merger Agreement is subject to approval by the holders of a majority of the outstanding shares of our common stock entitled to vote on the Merger, the receipt of any required approvals and other customary closing conditions. On July 21, 2010, we filed a definitive proxy statement with the Securities Exchange Commission (the “SEC”) relating to the special meeting of our stockholders to consider and vote on the proposal to adopt the Merger Agreement.

The terms of the Amendment to Agreement and Plan of Merger limit our ability to engage in certain business activities without the prior consent of Parent. The most significant of these restrictions limit our ability to pay dividends, issue or repurchase shares of our common stock, incur new indebtedness, modify our existing Facility, enter into or modify material contracts, grant liens on our assets and effect any significant change in our corporate structure or the nature of our business.

The Amendment to Agreement and Plan of Merger contains certain termination rights and reimbursement obligations. Upon termination of the Amendment to Agreement and Plan of Merger, under specified circumstances, we will be required to pay Parent a termination fee of $3,365,000. The Termination Fee is required to be paid in immediately available funds to Parent no later than one business day after termination of the merger agreement or the completion of a Takeover Proposal, as applicable. If the Merger Agreement is not consummated, we will continue to be a publicly traded company.

Overview

We opened our first restaurant under the name “Rubio’s, Home of the Fish Taco” in 1983. As of June 27, 2010, we have grown to 201 restaurants, including 197 company-operated, one licensed and three franchised locations. We position our restaurants in the high-quality, fresh and distinctive fast-casual Mexican cuisine segment of the restaurant industry. In the near term, we will focus on building units in our current markets. In the longer term, our vision is to be widely-recognized as the favorite national restaurant concept serving delicious and unique Baja-inspired food. Our primary strategic objective is to become a leading brand in the growing fast-casual industry segment.

2010 Highlights

Revenue Growth.   Revenues for the quarter decreased 0.3% to $48.5 million in 2010, compared to $48.7 million in 2009. Comparable store sales decreased 3.3%, due to a 5.2% decrease in transactions offset by a 2.0% higher check average. Revenues for the year to date period increased 0.3% to $95.2 million in 2010, compared to $95.0 million in 2009. Comparable store sales decreased 2.6%, due to a 4.6% decrease in transactions offset by a 2.2% higher check average. We believe the decrease in transactions is in large part due to the loss of price-sensitive customers, resulting from general and market-specific economic conditions, including high levels of unemployment and home foreclosure rates. Our average unit volume for stores opened at least twelve periods decreased to $977,000 as of June 27, 2010, compared to $1,011,000 as of June 28, 2009, due primarily to comparable store sales decreases in 2010.

Restaurant Development.   We opened three company-owned restaurants in the second quarter of 2010 and had two more under construction at the end of the quarter. We currently plan to open 12 to 15 company-owned restaurants in fiscal 2010 in our existing geographic markets. The current slow down in housing, combined with the weak economy, has caused us to focus exclusively on sites located in mature trade areas, where we will look for attractive long-term opportunities in the soft real estate market. This narrower focus could limit our growth potential in 2010 and 2011. Our three-year expansion plan includes an annual unit growth rate of approximately 10% compounded annually beginning in 2010. We intend to tailor our expansion plan during 2010 based on economic conditions, our financial results and our ability to continue to satisfy the covenants contained in our credit facility. If our financial results drop below our expectations, availability of attractive sites is limited or our planned rate of expansion limits our ability to comply with the covenants in our credit facility, we will slow or curtail our expansion.

Restaurant Profitability.   Restaurant operating margins in the second quarter of 2010 declined to 16.0% of restaurant sales compared to 16.8% in the second quarter of 2009. On a year-to-date basis, restaurant operating margins were consistent at 16.3% of restaurant sales in 2010 and 2009. On a quarter-over-quarter basis, cost of sales as a percentage of restaurant sales decreased to 25.6% from 26.6%, while restaurant labor cost increased to 32.5% from 32.3% and restaurant occupancy and other increased to 25.8% from 24.4%. On a year-to-date basis, cost of sales as a percentage of restaurant sales decreased to 25.5% from 26.8%, while restaurant labor cost increased to 33.0% from 32.6% and restaurant occupancy and other increased to 25.1% from 24.4%.

General and Administrative Expenses.  General and administrative expenses were $5.6 million and 11.6% of revenues in the second quarter of 2010 compared to $4.4 million and 9.1% of revenues in the second quarter of 2009. Year-to-date general and administrative expenses increased to $10.2 million and 10.8% of revenue in 2010 compared to $8.6 million and 9.0% of revenue in 2009. The increase in the 2010 second quarter and year-to-date periods is primarily due to increases in legal and professional fees associated with the ongoing process of evaluation of strategic alternatives, wages and wage-related expenses.

Results of Operations

All comparisons in the following section between 2010 and 2009 refer to the 13-week (“quarter”) and 26-week (“year-to-date”) periods ended June 27, 2010 and June 28, 2009, respectively, unless otherwise indicated.

The following table sets forth our operating results, expressed as a percentage of total revenues, except where noted, with respect to certain items included in our statements of operations.

	13 Weeks Ended		26 Weeks Ended
	June 27, 2010	June 28, 2009	June 27, 2010	June 28, 2009
Total revenues	100.0%	100.0%	100.0%	100.0%
Costs and expenses:
Cost of sales (1)	25.6	26.6	25.5	26.8
Restaurant labor (1)	32.5	32.3	33.0	32.6
Restaurant occupancy and other (1)	25.8	24.4	25.1	24.4
General and administrative expenses	11.6	9.1	10.8	9.0
Depreciation and amortization	4.9	5.0	5.0	5.2
Pre-opening expenses	0.4	0.2	0.3	0.3
Asset impairment	0.4	0.7	0.2	0.4
Loss on disposal/sale of property	0.2	0.2	0.2	0.2
Operating (loss) income	(1.4)	1.6	(0.1)	1.3
Other (expense) income, net	—	(0.1)	—	(0.1)
(Loss) Income before income taxes	(1.4)	1.5	(0.2)	1.2
Income tax (benefit) expense	(0.6)	0.4	(0.1)	0.4
Net (loss) income	(0.8)	1.1	—	0.8

(1) As a percentage of restaurant sales

The following table summarizes the number of restaurants:

	June 27, 2010	June 28, 2009
Company-operated	197	191
Franchised	3	3
Licensed	1	2
Total	201	196

Revenues

Total revenues were $48.5 million in the second quarter of 2010 as compared to $48.7 million in the second quarter of 2009. Year-to-date revenues increased to $95.2 million in 2010, compared to $95.0 million in 2009. The quarter-over-quarter decrease in revenue of $157,000 was primarily the result of a decrease in comparable store sales of $1.5 million and stores closed during fiscal 2009 and 2010 which decreased sales by $353,000, offset by sales for new stores opened in fiscal 2009 and 2010, which contributed sales of $1.7 million. The second quarter comparable store sales decrease was due to a decrease in transactions of 5.2% offset by an increase in average check size of 2.0%.

Costs and Expenses

Cost of sales as a percentage of restaurant sales decreased to 25.6% in the second quarter of 2010 from 26.6% in the second quarter of 2009.  Year-to-date cost of sales was 25.5% of restaurant sales as compared to 26.8% for the same period last year. The improvement in cost of sales was due primarily to menu engineering efforts and lower ingredient costs, including lower chicken, cheese and fish costs.  Tighter food cost management also contributed to the quarter-over-quarter reduction.

Restaurant labor cost as a percentage of restaurant sales increased to 32.5% in the second quarter of 2010 from 32.3% in the second quarter of 2009. Year-to-date restaurant labor increased to 33.0% in 2010 as compared to 32.6% in 2009. The increase in restaurant labor was attributable to increased workers’ compensation cost, as we experienced an increase in major claims which made it necessary to increase our claim reserves.

Restaurant occupancy and other costs as a percentage of restaurant sales for the second quarter and year-to-date increased to 25.8% and 25.1% in 2010, compared to 24.4% and 24.4% in 2009. The quarter-to-quarter and year-to-date increases are primarily due to higher advertising expense, credit card fees, rent and common area maintenance charges.

General and administrative expenses were $5.6 million and 11.6% of revenues in the second quarter of 2010 compared to $4.4 million and 9.1% of revenues in the second quarter of 2009. Year-to-date general and administrative expenses increased to $10.2 million and 10.8% of revenue in 2010 compared to $8.6 million and 9.0% of revenue in 2009. The increase in the 2010 quarter and year-to-date periods is primarily due to an increase in wages and wage-related expenses, legal and professional fees. Legal and professional fees included $1.1 million and $1.3 million in the quarter and year-to-date periods of 2010, respectively, in expenses associated with the ongoing process of evaluation of strategic alternatives.

Depreciation and amortization increased to $2.4 million and $4.8 million for the second quarter and year-to-date 2010, respectively, as compared with $2.4 million and $4.9 million for the same period in 2009. The consistency of the amounts is due to impairment charges recorded the fourth quarter of fiscal 2009 related to eleven underperforming stores which decreases depreciation expense in future periods, offset by our continued expansion efforts, which included the addition of 10 restaurants throughout 2009, and six in the first two quarters of 2010.

Pre-opening expenses increased to $177,000 in the second quarter of 2010, compared to $105,000 in the second quarter of 2009. On a year-to-date basis, pre-opening expenses decreased to $271,000 in 2010 from $276,000 in 2009. The slight decrease in pre-opening expenses in the current year-to-date period is due to six stores opened during the 2010 year-to-date period compared to seven stores opened during the year-to-date period of 2009, offset by the timing of the opening dates of the new stores during the periods.

Asset impairment consisted of a $175,000 asset impairment in the second quarter and year-to-date periods in 2010, compared to a $359,000 asset impairment in the second quarter and year-to-date periods in 2009. The asset impairment charge related to the carrying amount of certain long-lived assets exceeding the fair value of the assets at two under-performing stores during the 2010 second quarter and year-to-date periods and four under-performing stores during the 2009 second quarter and year-to-date periods.

Loss on disposal/sale of property was $97,000 in the second quarter of 2010 and $205,000 for year-to-date 2010, compared to $99,000 and $184,000, respectively, for the same time periods in 2009. The loss on disposal in the 2010 and 2009 quarters consists of normal disposal costs associated with the ordinary course of our business.

Other (expense) income, net, decreased to an expense of $16,000 for the second quarter and $46,000 for year-to-date in 2010, as compared to expense of $38,000 and $71,000 for the same time periods in 2009, respectively. The interest expense in 2010 and 2009 consisted of interest accruals related to our class action settlement in addition to the amortization of debt issuance costs incurred in conjunction with the credit facility we secured during fiscal 2008.

The 2010 income tax provision reflects the projected annual tax rate of 90.9%. The Company’s effective tax rate is higher than its statutory rate because the benefit of Federal tax credits increases the rate in a year of projected loss. The 2009 income tax provision reflects the projected annual tax rate of 31.1%. We report interest accruals for uncertain tax positions as additional income tax expense and, in the first and second quarters of 2010, we accrued $11,000 of additional interest. This accrual decreased the annual rate to 86.6%. The final 2010 annual tax rate cannot be determined until the end of the fiscal year. As a result, the actual rate could differ from our current estimate.

Liquidity and Capital Resources

Since we became public in 1999, we have funded our capital requirements primarily through cash flows from operations. We generated $5.9 million in cash flows from operating activities for the 26 weeks ended June 27, 2010, and generated $7.5 million for the 26 weeks ended June 28, 2009.  The decrease in cash flow from operating activities for the 26 weeks ended June 27, 2010 is due to a decrease in net income of approximately $777,000 primarily resulting from a decrease in revenue and an increase in general and administrative expenses related to our ongoing evaluation of strategic alternatives, in addition to changes in operating assets and liabilities, but was also due to the 2009 period benefiting from January 2009 rent paid in advance during 2008 of approximately $1.8 million. In addition, cash flow from operations for the 2009 period was negatively impacted by the second of three $2.5 million installment payments associated with the 2007 settlement of a class action lawsuit.

Net cash used in investing activities was $6.0 million for the 26 weeks ended June 27, 2010 compared to $5.7 million for the 26 weeks ended June 28, 2009. The year-over-year increase in cash used for investing was primarily driven by increased maintenance-related capital expenditures.

Net cash provided by financing activities was $1,000 during the 26 weeks ended June 27, 2010 and consisted of proceeds from the exercise of common stock options. There was no financing activity for the 26 weeks ended June 28, 2009.

On May 13, 2008, the Company entered into a $15.0 million non-revolving line of credit and a $5.0 million revolving line of credit (the “Credit Facility”) with Pacific Western Bank (the “Bank”).  The non-revolving line of credit calls for each advance to be evidenced by a separate note. Each advance shall have a maximum term of 57 months with an interest rate based on the prime rate plus 0.25%. Payments on advances shall be interest only for the first nine months, then principal and interest payments monthly.  As of June 27, 2010, there were no outstanding borrowings under the non-revolving line of credit. The non-revolving line of credit terminated in accordance with its terms on May 13, 2010. On May 4, 2010, the Company entered into a Change in Terms Agreement with the Bank to extend the term of the revolving line of credit through August 31, 2011.  The revolving line of credit, as amended, calls for monthly interest payments beginning March 31, 2010 at a variable interest rate based on the prime rate plus 0.25%, resulting in an initial rate of 3.50%. Any outstanding principal plus accrued unpaid interest on the revolving line of credit is due August 31, 2011.  At June 27, 2010, the Company had $4.97 million of availability under the revolving line of credit, net of $33,000 for an outstanding letter of credit.

The revolving line is collateralized by all assets of the Company and guaranteed by its subsidiaries. In addition, the revolving line requires the Company to maintain its primary depository relationship with the Bank and the related accounts are subject to the right of offset for amounts due under the lines. The revolving line is subject to certain financial and non-financial debt covenants and include a restriction on the payment of dividends without prior consent of the Bank.

We currently expect total capital expenditures in 2010 to be approximately $10 million to $13 million for restaurant openings, restaurant re-imaging, maintenance, and for corporate and information technology. We currently expect that future locations will generally cost approximately $500,000 to $600,000 per unit, net of tenant improvement allowance and excluding pre-opening expenses. Some units may exceed this range due to the area in which they are built and the specific requirements of the project. Pre-opening expenses are expected to average between $50,000 and $60,000 per restaurant, which includes approximately $15,000 to $25,000 of non-cash rent expense during the build-out period.

We believe that the anticipated cash flows from operations and the availability on our revolving line of credit agreement, combined with our cash and cash equivalents of $9.5 million as of June 27, 2010 will be sufficient to satisfy our working capital needs, required capital expenditures and class action settlement obligations for the next 12 months. We intend to tailor our expansion plan during 2010 based on economic conditions, our financial results and our ability to continue to satisfy the covenants contained in the Credit Facility. If our financial results drop below our expectations or we are unable to comply with the covenants in the Credit Facility, we will slow or curtail our expansion plan. Nevertheless, changes in our operating plans, lower than anticipated sales, increased expenses, potential acquisitions or other events may cause us to seek additional or alternative financing sooner than anticipated. Additional or alternative financing may not be available on acceptable terms, or at all. Failure to obtain additional or alternative financing as needed could have a material adverse effect on our business and results of operations.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our market risk exposures are related to our cash and cash equivalents. We invest our excess cash in highly liquid short-term investments with maturities of less than one year. The portfolio consists primarily of money market instruments. As of June 27, 2010, we had no investments with maturities in excess of one year. These investments are not held for trading or other speculative purposes. Changes in interest rates affect the investment income we earn on our investments and, therefore, impact our cash flows and results of operations. Due to the types of our investments, a 10% change in period-end interest rates or a hypothetical 100-basis-point adverse change in interest rates would not have a significant negative effect on our financial results.

We are exposed to market risk from changes in interest rates on debt. Our exposure to interest rate fluctuations is limited to our outstanding bank debt, which includes a $15.0 million non-revolving line of credit and a $5.0 million revolving line of credit with the Bank. At June 27, 2010, there were no amounts outstanding under our revolving line of credit, which terminated in accordance with its terms on May 13, 2010.

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

Impact of Inflation

The primary areas of our operations affected by inflation are food, supplies, labor, fuel, lease, utility, insurance costs and materials used in the construction of our restaurants. Substantial increases in costs and expenses, particularly food, supplies, labor, fuel and operating expenses could have a significant impact on our operating results to the extent that such increases cannot be passed through to our guests. Our leases require us to pay taxes, maintenance, repairs, insurance and utilities, all of which are subject to inflationary increases. We believe inflation with respect to food, labor, insurance and utility expense has had a material impact on our results of operations in both the second quarter of 2010 and second quarter of 2009.

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

Changes in Internal Control over Financial Reporting:

There have been no significant changes in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended June 27, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

PART II - OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

In March 2007, the Company reached an agreement to settle a class action lawsuit related to how it classified certain employees under California overtime laws. The settlement agreement, which was approved by the court in June 2007, provides for a settlement payment of $7.5 million payable in three installments. The first $2.5 million installment was distributed on August 31, 2007 and the second $2.5 million installment was paid into a qualified settlement fund on December 29, 2008. The third and final installment of $2.5 million was paid on June 29, 2010. As of June 27, 2010, the remaining balance of $2.5 million, plus accrued interest of $312,000, was accrued in “Accrued expenses and other liabilities”. The Company learned that 140 current and former employees who qualified to participate as class members in this class action settlement were not included in the settlement list approved by the court. The Company filed a motion requesting the court to include these individuals in the approved settlement and to provide that their claims are payable out of the aggregate settlement payment, as the Company believes the parties intended when they reached a settlement. On April 30, 2010, the California Superior Court issued a ruling in the Company’s favor. Pursuant to the ruling, the 140 individuals at issue are covered by the settlement and must be provided notice thereof giving them the opportunity to participate in, object to or opt out of the settlement. The plaintiffs might seek to appeal the inclusion of the 140 individuals into the settlement or some other aspect of the case. Regardless of the eventual outcome, this matter may cause a diversion of the Company’s management’s time and attention and the expenditure of legal fees and expenses.

On March 24, 2005, one of the Company’s former employees filed a California state court action alleging that the Company failed to provide the former employee with certain meal and rest period breaks and overtime pay. The parties moved the matter into arbitration, and the former employee amended the complaint to claim that the former employee represents a class of potential plaintiffs. The amended complaint alleges that current and former shift leaders who worked in the Company’s California restaurants during specified time periods worked off the clock and missed meal and rest breaks. A class has been certified, consisting of shift leaders employed from March 25, 2001 to October 19, 2003, which the Company may still elect to challenge by filing a petition to vacate the certification award. Holden, a former employee, seeks penalties under California’s Private Attorney General Act of 2004, separate and apart from her certification of a class of shift leaders. The Company denies the former employee’s claims, and intends to continue to vigorously defend this action. A decision by the California Court of Appeals in Brinker Restaurant Corporation v. Superior Court (Hohnbaum) held that employers do not need to affirmatively ensure employees actually take their meal and rest breaks but need only make meal and rest breaks “available” to employees. The Brinker case was taken up for review by the California Supreme Court. At this time, the Company has no assurance of how the California Supreme Court will rule in the Brinker case. Regardless of merit or eventual outcome, this arbitration may cause a diversion of the Company’s management’s time and attention and the expenditure of legal fees and expenses.

On May 12, 2010, a putative class action lawsuit was filed in the Superior Court of California, San Diego County, against the Company, certain of its officers, its directors, Merger Sub, Parent and Mill Road purportedly on behalf of the holders of the Company’s common stock in connection with the announcement of the merger agreement. On June 23, 2010, the plaintiff in the lawsuit filed a voluntary Request for Dismissal of the lawsuit without prejudice, and the court has entered an order dismissing the lawsuit without prejudice.

On June 1, 2010, a putative class action lawsuit was filed in the Court of Chancery of the State of Delaware against the Company, certain of its officers, its directors, Merger Sub, Parent and Mill Road purportedly on behalf of the holders of the Company’s common stock. The plaintiffs in the lawsuit filed an amended complaint on June 4, 2010 and a second amended complaint on July 21, 2010, without leave of court. The lawsuit generally alleges that certain of the Company’s officers and directors breached their fiduciary duties owed to the stockholders in the attempt to sell the Company to Merger Sub and Parent at an unfair price and through an unfair and self serving process and by omitting material information and/or providing materially misleading information in the preliminary proxy statement the Company filed with the Securities and Exchange Commission on May 28, 2010, June 29, 2010 and July 13, 2010. The lawsuit further alleges that Merger Sub, Parent and Mill Road aided and abetted such officers and directors in their alleged breaches of fiduciary duty. The lawsuit seeks to enjoin the merger and seeks other relief, including plaintiffs’ costs, disbursements and reasonable attorneys’ and experts’ fees. Based on the Company’s review of the lawsuit, the Company believes that the claims are without merit and the Company intends to vigorously defend against them. On June 21, 2010, the Company filed a motion to dismiss the amended complaint for failure to state a claim. Regardless of the merits or eventual outcome, this lawsuit may cause a diversion of Company management’s time and attention and the expenditure of legal fees and expenses.

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

WE MAY NOT PREVAIL IN OUR CURRENT LITIGATION MATTERS.

From time to time, we have been involved in litigation matters related to the operation of our restaurants. As discussed in Item 1, Legal Proceedings, of Part II of this Quarterly Report on Form 10-Q, we are involved in two litigation matters arising out of California employment law. The Company has and intends to continue to vigorously defend itself in each of these actions, but we cannot assure you of the eventual outcome. In addition to these actions, we may also be subject to other employee-related claims or claims by our customers and commercial partners from time to time. Regardless of merit or eventual outcome, these matters may cause a diversion of our management’s time and attention, significant damage awards and the expenditure of legal fees and expenses. In addition, claims asserted against us may result in adverse publicity. An unfavorable outcome in one or more of these matters or any future actions brought against the Company could have a material impact on our financial position and results of operations.

In addition, as discussed in Item 1, Legal Proceedings, of Part II of this Quarterly Report on Form 10-Q, two putative class action lawsuits have been filed, one in the Superior Court of California, San Diego County and the other in the Court of Chancery of the State of Delaware, against the Company, certain of its officers, its directors, Merger Sub, Parent and Mill Road purportedly on behalf of the holders of the Company’s common stock in connection with the announcement of the merger agreement. On June 23, 2010, the plaintiff in the California lawsuit filed a voluntary Request for Dismissal of the lawsuit without prejudice, and the court has entered an order dismissing the lawsuit without prejudice. In the Delaware lawsuit, the plaintiff generally alleges that certain of the Company’s officers and directors breached their fiduciary duties owed to the stockholders in the attempt to sell the Company to Merger Sub and Parent at an unfair price and through an unfair and self serving process and by omitting material information and/or providing materially misleading information in the preliminary proxy statement the Company filed with the Securities and Exchange Commission on May 28, 2010, June 29, 2010 and July 13, 2010. The plaintiff in the Delaware lawsuit further alleges that Merger Sub, Parent and Mill Road aided and abetted such officers and directors in their alleged breaches of fiduciary duty. The Delaware lawsuit seeks to enjoin the merger and seeks other relief, including plaintiffs’ costs, disbursements and reasonable attorneys’ and experts’ fees. On June 21, 2010, the Company filed a motion to dismiss the amended complaint for failure to state a claim. Based on the Company’s review of these lawsuits, the Company believes that the claims are without merit and the Company intends to vigorously defend against them. Regardless of the merits or eventual outcome, these lawsuits may cause a diversion of Company management’s time and attention and the expenditure of legal fees and expenses.

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

Item 6. EXHIBITS

Set forth below is a list of the exhibits included as part of this quarterly report.

Exhibit No.	Description
3.1(1)	Third Amended and Restated Certificate of Incorporation.
3.2(2)	Restated Bylaws (Exhibit 3.4).
3.4(3)	Certificate of Amendment of the Bylaws (Exhibit 3.4).
4.1(2)	Specimen common stock certificate (Exhibit 4.1).
10.94(4)	Change in Terms Agreement, dated May 4, 2010, by and between the Company and Pacific Western Bank.
31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to our annual report on Form 10-K filed with the SEC on April 8, 2005.
(2)	Incorporated by reference to the above noted exhibit to our registration statement on Form S-1 (333-75087) filed with the SEC on March 26, 1999, as amended.
(3)	Incorporated by reference to our annual report on Form 10-K filed with the SEC on April 2, 2001.
(4)	Incorporated by reference to our quarterly report on Form 10-Q filed with the SEC on May 12, 2010.

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

Dated: August 5, 2010
/s/ Dan Pittard
Dan Pittard
President and Chief Executive Officer
(principal executive officer)

Dated: August 5, 2010
/s/ Frank Henigman
Frank Henigman
Chief Financial Officer
(principal financial and accounting officer)